Form 10-Q
period 2013-06-30
Ancestry.com LLC
filed 2013-08-06
CIK 1575319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-189129-16

Ancestry.com LLC

(Exact name of registrant as specified in its charter)

Delaware	37-1708583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

360 West 4800 North Provo, Utah	84604
(Address of principal executive offices)	(Zip Code)

(801) 705-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of August 6, 2013, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by a sole member.

Ancestry.com LLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANCESTRY.COM LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,645	$35,651
Restricted cash	60,170	83,863
Accounts receivable, net of allowances of $539 and $661 at June 30, 2013 and December 31, 2012, respectively	10,800	11,089
Income tax receivable	28,817	41,799
Deferred income taxes	7,067	—
Prepaid expenses and other current assets	8,977	9,816

Total current assets	148,476	182,218
Property and equipment, net	33,175	27,813
Content databases, net	266,587	270,984
Intangible assets, net	507,946	600,628
Goodwill	944,267	945,619
Other assets	42,760	50,192

Total assets	$1,943,211	$2,077,454

LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable	$13,157	$11,432
Accrued expenses	34,388	62,120
Acquisition-related liabilities	60,170	83,863
Deferred revenues	139,416	116,953
Current deferred income taxes	—	2,021
Current portion of long-term debt	34,105	6,432

Total current liabilities	281,236	282,821
Long-term debt, net	875,860	936,797
Deferred income taxes	207,720	235,167
Other long-term liabilities	6,005	13,323

Total liabilities	1,370,821	1,468,108
Commitments and contingencies
Member’s interests:
Member’s interests	687,772	682,021
Accumulated deficit	(115,382)	(72,675)

Total member’s interests	572,390	609,346

Total liabilities and member’s interests	$1,943,211	$2,077,454

See accompanying notes to condensed consolidated financial statements

ANCESTRY.COM LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)
Revenues:
Subscription revenues	$122,708	$113,037	$236,482	$215,633
Product and other revenues	9,240	6,041	18,988	11,981

Total revenues	131,948	119,078	255,470	227,614
Costs of revenues:
Cost of subscription revenues	21,661	16,403	43,404	32,697
Cost of product and other revenues	5,937	3,584	11,668	6,369

Total cost of revenues	27,598	19,987	55,072	39,066

Gross profit	104,350	99,091	200,398	188,548
Operating expenses:
Technology and development	21,418	18,778	41,935	35,405
Marketing and advertising	34,364	34,944	71,322	74,493
General and administrative	13,456	12,733	25,275	23,375
Amortization of acquired intangible assets	46,296	3,224	92,682	5,785

Total operating expenses	115,534	69,679	231,214	139,058

Income (loss) from operations	(11,184)	29,412	(30,816)	49,490
Interest expense, net	(29,492)	(128)	(51,500)	(294)
Other income (expense), net	(161)	74	(712)	279

Income (loss) before income taxes	(40,837)	29,358	(83,028)	49,475
Income tax benefit (expense)	19,557	(9,381)	40,321	(15,951)
Net income (loss)	$(21,280)	$19,977	$(42,707)	$33,524

Comprehensive income (loss)	$(21,280)	$19,578	$(42,707)	$33,391

See accompanying notes to condensed consolidated financial statements

ANCESTRY.COM LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor	Predecessor
	Six Months Ended June 30,
	2013	2012
	(unaudited)
Operating activities:
Net income (loss)	$(42,707)	$33,524
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,828	7,153
Amortization of content databases	13,073	5,137
Amortization of acquired intangible assets	92,682	5,785
Amortization of debt-related costs	13,237	138
Deferred income taxes	(35,183)	1,625
Stock-based compensation expense	3,186	7,003
Non-cash adjustment to deferred revenues	17,250	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	289	973
Other assets	1,010	(1,297)
Income taxes, net	13,609	(6,180)
Accounts payable and other liabilities	(26,202)	(3,346)
Excess tax benefit from stock-based compensation	—	(2,347)
Deferred revenues	5,213	24,844

Net cash provided by operating activities	63,285	73,012
Investing activities:
Capitalization of content databases	(8,672)	(12,678)
Purchases of property and equipment	(13,190)	(10,117)
Acquisition of businesses	—	(11,731)

Net cash used in investing activities	(21,862)	(34,526)
Financing activities:
Proceeds from exercise of stock options	457	3,806
Taxes paid related to net share settlement of stock-based awards	(417)	(1,168)
Principal payments on debt	(39,175)	(10,000)
Excess tax benefits from stock-based compensation	—	2,347
Member’s capital contributions	2,521	—
Repurchases of common stock	—	(12,832)
Payment of deferred financing costs	(7,815)	—

Net cash used in financing activities	(44,429)	(17,847)
Effect of changes in foreign currency exchange rates on cash and cash equivalents	—	(22)
Net increase (decrease) in cash and cash equivalents	(3,006)	20,617
Cash and cash equivalents at beginning of period	35,651	48,998

Cash and cash equivalents at end of period	$32,645	$69,615

Supplemental disclosures of cash flow information:
Cash paid for interest	$37,305	$200
Cash paid (received) for income taxes	(18,731)	20,524

See accompanying notes to condensed consolidated financial statements

ANCESTRY.COM LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ancestry.com LLC (the “Parent”) is a holding company and all operations are conducted by its wholly-owned subsidiaries. Ancestry.com LLC and its subsidiaries are collectively referred to as the “Successor”, “Ancestry.com”, or the “Company”. Ancestry.com is an online family history resource that derives revenue primarily on a subscription basis from providing customers access to a proprietary technology platform and an extensive collection of billions of historical records that have been digitized, indexed and made available online. On October 21, 2012, the Company’s predecessor, Ancestry.com Inc. (the “Predecessor” or “Issuer”), entered into a definitive merger agreement (the “Merger Agreement”) with Global Generations Merger Sub Inc. (the “Merger Sub”) and its parent company, Ancestry US Holdings Inc. (“Holdings”), to acquire the Predecessor for $32.00 per share of common stock (the “Merger”). Holdings is a wholly-owned subsidiary of the Parent, which is controlled by Permira funds and co-investors (the “Sponsors”). On December 28, 2012, pursuant to the Merger Agreement, the Parent through its wholly-owned subsidiaries completed its acquisition of the Predecessor for approximately $1.5 billion. The Merger and all activity related to the Merger is referred to collectively as the “Transaction”. Other than the change of control, the Company’s primary business activities remain unchanged after the Transaction. See Note 2 for further discussion.

Basis of Presentation

The consolidated financial statements include the accounts of Ancestry.com LLC and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Due to the Transaction, the interim condensed consolidated financial statements are presented for Successor and Predecessor periods which relate to periods succeeding and preceding the Transaction, respectively. As a result of the Transaction, the condensed consolidated financial statements prior to and subsequent to the Transaction are not necessarily comparable. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to the current year presentation of the financial statements. These reclassifications did not have a significant impact on the condensed consolidated financial statements.

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of comprehensive income (loss) and cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows. The majority of the Company’s revenues are subscription revenues, which are recognized ratably over the subscription periods; the costs to acquire subscribers are generally incurred before the Company recognizes the associated subscription revenues. Results of operations may vary between periods due to the timing of when revenues and expenses are recognized. As such, the results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2012 included in the Company’s registration statement on Form S-4 filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

The Company regularly evaluates its estimates to determine their appropriateness, including testing goodwill for impairment, recoverability of long-lived assets, income taxes, the estimated useful lives of the Company’s intangible assets, including content databases, determination of fair value of stock options included in stock-based compensation expense and allowances for sales returns and uncollectible accounts receivable. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable, the results of which form the basis for the amounts recorded within the condensed consolidated financial statements.

There have been no changes to the Company’s significant accounting policies as described in the Company’s registration statement on Form S-4 for the three and six months ended June 30, 2013.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. In situations where a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public companies and after December 15, 2014 for non-public companies. Early adoption is permitted. As an “emerging growth company” under the JOBS Act, we have elected to delay adoption of new or revised accounting standards applicable to public companies until such pronouncements are made applicable to private companies. The Company is evaluating the impact of the standard and will adopt this standard prospectively for fiscal years beginning after December 15, 2014.

2. TRANSACTION

As discussed in Note 1 above, on December 28, 2012, pursuant to the Merger Agreement, Ancestry.com LLC through its wholly-owned subsidiaries completed the acquisition of the Predecessor for approximately $1.5 billion.

The Transaction was accounted for under FASB ASC Topic 805, Business Combinations. The purchase price was allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder allocated to goodwill. The purchase price allocation is subject to change based on the finalization of the fair value of the assets and liabilities acquired. ASC 805 requires that as the fair value of assets and liabilities are finalized, resulting increases or decreases to the preliminary values are offset by a change in goodwill. Modifications to the purchase price allocation reflected in the “Adjustments” column below were to adjust the deferred tax liability. The purchase price was allocated as follows (in thousands):

	December 31, 2012	Adjustments	June 30, 2013
Assets acquired:
Cash	$40,051	$—	$40,051
Property and equipment	27,813	—	27,813
Other tangible assets	42,008	—	42,008
Acquired intangible assets including content databases:
Content databases	271,200	—	271,200
Subscriber and partner relationships	220,400	—	220,400
Core technology	247,300	—	247,300
Trade names	118,000	—	118,000
Other intangible assets	16,400	—	16,400
Goodwill	945,619	(1,352)	944,267

Total assets	1,928,791	(1,352)	1,927,439
Liabilities assumed:
Accrued expenses and other liabilities	(75,066)	—	(75,066)
Deferred revenues	(114,700)	—	(114,700)
Deferred tax liability	(236,617)	1,352	(235,265)

Total net assets acquired	$1,502,408	$—	$1,502,408

In conjunction with the Transaction, shares of the Predecessor’s common stock for which appraisal rights were duly exercised under Delaware law were cancelled and converted into the right to receive the fair value of such share in accordance with Delaware law. Following the Merger, the holders of such dissenting shares ceased to have any rights with respect to such shares, except for their rights to seek an appraisal under Delaware law. Ancestry.com LLC remained liable for payment for the dissenting shares. As of June 30, 2013 and December 31, 2012, the Company had restricted cash of $45.3 million and $68.0 million, respectively, for this purpose. The related liability is recorded in Acquisition-related liabilities on the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012. If the fair value of these shares is determined to be greater than the $32.00 per share merger price, the Company would incur additional expense. The fair value of the liability was considered a Level 2 measurement as the value was determined based on observable prices from inputs not quoted on active markets. See Note 9 for further information regarding the litigation.

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Cash	$14,377	$30,649
Cash equivalents:
Money market funds	18,268	5,002

Total cash and cash equivalents	$32,645	$35,651

4. FAIR VALUE MEASUREMENTS

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, accounting guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. These levels, in order of highest priority to lowest priority, are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

Cash equivalents are classified within Level 1 due to readily available market prices in an active market. There were no movements between fair value measurement levels of the Company’s cash equivalents during the six months ended June 30, 2013. The following table summarizes the financial instruments of the Company at fair value based on the valuation approach applied at June 30, 2013 (in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance at June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$18,268	$18,268	$—	$—

Total assets	$18,268	$18,268	$—	$—

The following table summarizes the financial instruments of the Company at fair value based on the valuation approach applied at December 31, 2012 (in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$5,002	$5,002	$—	$—

Total assets	$5,002	$5,002	$—	$—

The carrying amounts as of June 30, 2013 and December 31, 2012 for accounts receivable and accounts payable approximated their fair values due to the immediate or short-term maturities of these financial instruments. As of June 30, 2013, the fair value of debt was $972.1 million. As of December 31, 2012, the carrying value of debt approximated its fair value based on interest rates available to the Company for debt with similar terms. The fair value of debt was considered a Level 2 measurement as the value was determined using observable market inputs, such as current interest rates as well as prices observable from inactive markets.

5. DEBT

Credit Facility

In December 2012, in connection with the Transaction, the Issuer entered into a $720.0 million credit facility (the “Credit Facility”), consisting of a $670.0 million term loan (“Term Loan”) maturing in December 2018 and a $50.0 million revolving credit facility (“Revolving Facility”) expiring in December 2017, of which $50.0 million was available to borrow at June 30, 2013 and December 31, 2012.

On May 15, 2013, the Company completed a repricing of the Credit Facility and entered into Amendment No. 1 to the Credit Facility agreement (the “Amended Credit Facility”). The Company used $30.0 million of cash-on-hand to decrease the aggregate principal amount of the Term Loan to $638.3 million prior to the repricing. As part of Amendment No. 1, the Company repriced the Term Loan such that the holders thereof will hold $488.3 million of Term B Loans (the “Term Loan B”), which will have the same maturity as the original Term Loan of December 2018, and a new $150.0 million tranche of Term A Loans (the “Term Loan A”), which will mature in May 2018.

In accordance with ASC 470-50 Debt – Modifications and Extinguishments, the Company performed an analysis resulting in the effects of the repricing being accounted for as either a debt modification or an extinguishment on a creditor-by-creditor basis. For the portion of the Term Loan that was considered to be modified, there was no acceleration of amortization of the associated original issue discount and deferred financing costs. For the portion of the Term Loan that was considered extinguished, the Company accelerated the amortization of the associated original issue discount and deferred financing costs of $4.1 million and $3.5 million, respectively. In conjunction with the repricing, the Company paid a fee equal to 1% of the outstanding principal amount of the Term Loan, or $6.4 million, to existing lenders and customary fees and expenses of $1.4 million. Repricing fees totaled $7.8 million, of which the Company recorded $1.6 million as interest expense and $6.2 million as deferred financing costs. In total, the Company recognized $9.2 million of additional interest expense during the three months ended June 30, 2013 due to the effects of the repricing. As of June 30, 2013, the original issue discounts associated with Term Loan A and Term Loan B of $0.8 million and $20.1 million were classified as current portion of long-term debt and long-term debt, net, respectively and deferred financing costs of $1.0 million and $23.0 million were classified as prepaid expenses and other current assets and as other assets, respectively, on the condensed consolidated balance sheets. The original issue discount and deferred financing costs will be amortized over the loan terms using the effective interest method.

Amounts borrowed under the Term Loan A are required to be paid in equal quarterly installments of $7.5 million through maturity. Amounts borrowed under the Term Loan B are required to be paid in equal quarterly installments totaling 1% of the amended principal amount of the Term Loan B annually, with the balance payable upon maturity. Additionally, subject to certain conditions, mandatory prepayments are required to be made annually with up to 50% of excess cash flow, based on the net secured leverage ratio and net cash proceeds of certain other transactions. The Amended Credit Facility allows the Issuer to borrow up to $150 million plus additional amounts provided the pro forma total net secured leverage ratio does not exceed 4.0 to 1.0. As of June 30, 2013 and December 31, 2012, the Company was in compliance with all covenants.

As of June 30, 2013, the interest rates on the Term Loan A and Term Loan B were equal to a LIBOR floor of 1.00% and 1.25% plus applicable margins of 3.25% and 4.00%, respectively. As of December 31, 2012, the interest rate on the original Term Loan was equal to a LIBOR floor of 1.25% plus an applicable margin of 5.75%. The Issuer is also required to pay a commitment fee of 0.50% per annum on the unutilized commitments under the Revolving Facility. The effective interest rates of the Term Loan A and Term Loan B are approximately 6.4% and 7.1%, respectively. The effective interest rate of the original Term Loan was approximately 8.6%.

As of June 30, 2013 and December 31, 2012, no funds had been drawn against the Revolving Facility. Borrowings under the Revolving Facility may be used to finance the on-going working capital needs and for general corporate purposes, including permitted business acquisitions and capital expenditures.

The Amended Credit Facility also requires the Issuer to maintain an interest rate protection agreement for a period of not less than three years such that not less than 50% of the outstanding debt of the Issuer and its restricted subsidiaries at the closing date is (i) subject to an interest rate protection agreement or (ii) fixed rate borrowings. Accordingly, the Company has interest rate cap agreements with a $190 million total notional amount which caps the three-month LIBOR rate at 1.50% for three years. These agreements, in conjunction with the fixed interest rate borrowings discussed below, met the stipulations prescribed by the Amended Credit Facility agreement. Changes in the fair value of the interest rate cap are recorded in the condensed consolidated statements of comprehensive income (loss) during the period of the change. The fair value and the change in fair value of the interest rate caps as of and for the three and six months ended June 30, 2013 were immaterial.

Senior Notes

In December 2012, in connection with the Transaction, the Issuer issued $300 million of fixed rate 11.0% notes (“Notes”) due in December 2020. Interest is payable semi-annually in arrears on June 15 and December 15, commencing on June 15, 2013. The Issuer may redeem all or any portion of the Notes at any time prior to December 15, 2016 at a price equal to 100% of the aggregate principal plus the applicable premium, as defined in the indenture, and accrued interest. The Issuer may redeem any portion or all of the Notes after December 15, 2016 at redemption prices as set forth in the indenture, plus accrued and unpaid interest. In addition, the Issuer may redeem up to 35% of the aggregate principal of the Notes with an amount equal to the proceeds of certain equity offerings any time prior to December 2015 at 111% plus accrued interest. Upon a change of control, the Issuer is required to make an offer to redeem all of the

Notes from the holders at 101% of the principal amount thereof plus accrued interest. The Notes are guaranteed by the Company and certain of our subsidiaries. The effective interest rate of the Notes is approximately 12.0%.

Outstanding long-term debt consists of the following (in thousands):

	June 30, 2013			December 31, 2012
	Outstanding Principal	Unamortized Discount	Net Carrying Amount	Outstanding Principal	Unamortized Discount	Net Carrying Amount
Term Loan	$—	$—	$—	$670,000	$(26,771)	$643,229
Term Loan A	142,500	(2,829)	139,671	—	—	—
Term Loan B	488,325	(18,031)	470,294	—	—	—
Notes	300,000	—	300,000	300,000	—	300,000

Total debt	930,825	(20,860)	909,965	970,000	(26,771)	943,229
Less: Current portion	(34,883)	778	(34,105)	(6,700)	268	(6,432)

Long-term debt	$895,942	$(20,082)	$875,860	$963,300	$(26,503)	$936,797

The following is a schedule by year of future principal payments as of June 30, 2013 (in thousands):

Years Ending December 31,	Term Loan A	Term Loan B	Notes	Total
2013	$15,000	$2,443	$—	$17,443
2014	30,000	4,883	—	34,883
2015	30,000	4,883	—	34,883
2016	30,000	4,883	—	34,883
2017	30,000	4,883	—	34,883
Thereafter	7,500	466,350	300,000	773,850

Total future principal payments	$142,500	$488,325	$300,000	$930,825

6. MEMBER’S INTERESTS

Ancestry.com LLC is a wholly-owned subsidiary of a holding company (the “Member”), which is controlled by the Sponsors. The Member is not individually responsible for any liabilities of the Company solely for reason of being a member or participating in management of the Company.

7. STOCK-BASED AWARDS

In connection with the Transaction, the Company adopted the Predecessor’s 2009 Stock Incentive Plan, the Generations Holding, Inc. Stock Purchase and Option Plan and the 2004 Stock Option Plan. The Company does not anticipate issuing additional awards under these plans. All awards granted and outstanding pursuant to these plans have a term not greater than ten years from the original date of grant.

During the six months ended June 30, 2013, the Company’s parent adopted the 2013 Equity Incentive Plan, which provides for employees, directors and consultants of the Company to be granted options and restricted stock units (“RSUs”), which represent the option to purchase or rights to own “Investor Interests” in an indirect parent entity of the Company, respectively.

Stock Options

Stock options granted are in an indirect parent entity or a subsidiary of the Company.

Each option in the indirect parent entity entitles the grantee to an investor interest in that entity upon exercise. The activity for stock options in an indirect parent entity of the Company for the six months ended June 30, 2013 was as follows:

	Number of Units (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value Price (In thousands)
Outstanding at December 31, 2012	315	$22.75
Granted	292	154.99
Exercised	—	—
Canceled	(4)	154.99

Outstanding at June 30, 2013	603	85.93	6.1	$41,674

Exercisable at June 30, 2013	330	28.55	3.0	41,674
Vested and expected to vest at June 30, 2013	597	85.15	6.1	41,674

The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the calculations for the six months ended June 30, 2013 and 2012:

	Successor	Predecessor
	Six Months Ended June 30,
	2013	2012
Expected volatility	44.6%	47.5%
Expected term (in years)	5.0	4.2
Weighted average risk-free interest rate	0.8%	0.7%
Weighted average fair value of the underlying common stock	$ 154.99	$23.33
Expected dividends	—	—

Each option in the Company’s subsidiary entitled the grantee to one common share in the subsidiary entity. Per the terms of the Merger Agreement, outstanding options in the subsidiary of the Company were required to be exercised within 30 days of the closing date of the Transaction. Immediately following the first anniversary of the option exercise date, the shares must then be contributed to the indirect parent entity in exchange for an equivalent number of investor interests. The activity for stock options in the subsidiary of the Company for the six months ended June 30, 2013 was as follows:

	Number of Units (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value Price (In thousands)
Outstanding at December 31, 2012	1	$464.80
Granted	—	—
Exercised	(1)	464.80
Canceled	—	—

Outstanding at June 30, 2013	—	—	—	—

Exercisable at June 30, 2013	—	—	—	—
Vested and expected to vest at June 30, 2013	—	—	—	—

Additional information regarding stock options was as follows (in thousands, except per share data):

	Successor	Predecessor
	Six Months Ended June 30,
	2013	2012
Weighted average grant date fair value of stock options granted, per share	$61.19	$8.86
Total intrinsic value of stock options exercised	2,121	10,041

Restricted Stock Units

Each RSU entitles the grantee to an investor interest in an indirect parent entity of the Company, or, at the discretion of the indirect parent entity, cash equal to the fair market value of the award at the settlement date. The rollover awards are subject to the same vesting terms and conditions as the original award granted by the Predecessor. RSUs granted during the six months ended June 30, 2013 generally vest over one year.

RSU activity for the six months ended June 30, 2013 was as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	71	$154.99
Granted	17	154.99
Vested	(8)	154.99
Forfeited	(1)	154.99

Outstanding at June 30, 2013	79	154.99

The total fair value of RSUs that vested during the three and six months ended June 30, 2013 was $0.4 million and $1.3 million, respectively. The total fair value of RSUs that vested during the three and six months ended June 30, 2012 was $3.0 million and $4.0 million, respectively.

Summary of Stock-Based Compensation Expense

Stock-based compensation was included in the following captions within the condensed consolidated statements of comprehensive income (loss) (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Cost of revenues	$54	$248	$54	$400
Technology and development	1,277	2,054	1,491	3,408
Marketing and advertising	372	546	372	996
General and administrative	1,037	1,208	1,269	2,199

Total stock-based compensation expense	$2,740	$4,056	$3,186	$7,003

Unrecognized stock-based compensation for stock options and RSUs at June 30, 2013 was as follows (in thousands, except years):

	Unrecognized Stock-Based Compensation	Weighted Average Remaining Period of Recognition
Stock options	$15,894	4.6
RSUs	10,565	2.6

Total unrecognized stock-based compensation at June 30, 2013	$26,459

8. INCOME TAXES

For the three and six months ended June 30, 2013, the Company recorded income tax benefits of $19.6 million and $40.3 million, respectively, compared to income tax expenses of $9.4 million and $16.0 million, respectively, for the three and six months ended June 30, 2012. For the three months ended June 30, 2013, the Company’s effective income tax rate was 47.9%, an increase of 15.9 percentage points compared to the three months ended June 30, 2012. The increase in the effective income tax rate resulted primarily from the foreign tax rate benefit, which reduced the effective income tax rate during the three months ended June 30, 2012, but increased the effective income tax rate during the three months ended June 30, 2013 due to the Company’s loss before income taxes. Additionally, during the three months ended June 30, 2013, the Company recorded an income tax benefit related to its settlement with the IRS on various federal income tax years.

For the six months ended June 30, 2013, the Company’s effective income tax rate was 48.6%, an increase of 16.4 percentage points compared to the six months ended June 30, 2012. The increase in the effective income tax rate resulted primarily from the recognition of 2012 federal research and development tax credits during the six months ended June 30, 2013. This credit, which increased the effective income tax rate, was recorded during the six months ended June 30, 2013 as a result of the American Taxpayer Relief Act of 2012, enacted on January 2, 2013. Additionally, the foreign tax rate benefit, which reduced the effective income tax rate during the six months ended June 30, 2012, increased the effective income tax rate during the six months ended June 30, 2013 due to the Company’s loss before income taxes.

The Company is subject to income taxes in U.S. and foreign jurisdictions and to examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. The Company’s total gross unrecognized tax benefits at June 30, 2013 and December 31, 2012 were $5.6 million and $4.5 million, respectively. The $1.1 million increase in the gross unrecognized tax benefits at June 30, 2013 compared to December 31, 2012 resulted primarily from positions taken on the Company’s income tax returns related to various tax credits. The gross uncertain tax positions, if recognized, would result in a reduction of tax expense.

9. COMMITMENTS AND CONTINGENCIES

Litigation Challenging the Transaction (In re: Ancestry.com Inc. Shareholder Litigation)

Following the announcement on October 22, 2012 of the execution of the Merger Agreement, the following complaints were filed in the Court of Chancery of the State of Delaware challenging the proposed acquisition of the Company: Heck v. Sullivan, et al. (C.A. No. 7893), Smilow v. Ancestry.com Inc., et al. (C.A. No. 7987), Boca Raton Police & Firefighters’ Retirement System v. Billings, et al. (C.A. No. 7989), Pontiac General Employees Retirement System v. Billings (C.A. No. 7988), Dale G. & Donella M. Jacobs Trust v.

Ancestry.com Inc., et al. (C.A. No. 8004), Palumbo et ano. v. Spectrum Equity Investors LP, et al. (C.A. No. 8016), Windemuth v. Ancestry.com Inc., et al.(C.A. No. 8013), Althaver v. Ancestry.com Inc., et al. (C.A. No. 8023), and Steamfitters Local 449 Pension Fund v. Ancestry.com Inc., et al. (C.A. No. 8034). Each of the actions is a putative class action filed on behalf of the public stockholders of the Predecessor and names as defendants the Company, its directors, Holdings and Merger Sub. All but the Heck action also name Permira as a defendant. The Boca Raton Police & Firefighters’ Retirement System, Pontiac General Employees Retirement System, Dale G. & Donella M. Jacobs Trust, Palumbo, Windemuth, Althaver and Steamfitters Local 449 Pension Fund complaints also name Howard Hochhauser and Spectrum as defendants. All of these actions have been consolidated as In re: Ancestry.com Inc. Shareholder Litigation (Consolidated C.A. No. 7988). The complaints generally allege that the individual defendants breached their fiduciary duties in connection with their consideration and approval of the Merger and that the entity defendants aided and abetted those breaches. The complaints seek, among other relief, declaratory and injunctive relief enjoining the Merger. On December 17, 2012, the Court heard argument in In re: Ancestry.com Inc. Shareholder Litigation on plaintiffs’ motion to preliminarily enjoin the proposed merger between the Predecessor and Merger Sub and the upcoming special meeting of the Predecessor’s stockholders that was to be held to vote on the Merger. At the conclusion of the hearing, the Court required that the Predecessor disclose certain information before the special meeting of the Predecessor’s stockholders could proceed and otherwise denied the substantive aspects of the motion for a preliminary injunction. The information required to be disclosed by the Court was disclosed on December 19, 2012 and the Merger was consummated on December 28, 2012. The litigation has continued following the consummation of the transaction.

On March 8, 2013, the plaintiffs filed an amended complaint. The amended complaint, like the original operative complaint, names Ancestry.com, the members of Ancestry.com’s then-board of directors, Ancestry.com’s Chief Executive Officer and Chief Financial Officer, Permira, Holdings, Merger Sub and entities associated with Spectrum Equity as defendants. The amended complaint generally alleges that Ancestry’s then-board of directors, its Chief Executive Officer and Chief Financial Officer and the entities associated with Spectrum breached their fiduciary duties in connection with their consideration and approval of the merger transaction and that Ancestry filed a materially false and misleading proxy in connection with the Merger. In addition, the amended complaint alleges that Permira and its affiliated entities aided and abetted the above-described alleged breaches of fiduciary duty. The amended complaint seeks compensatory damages and an award of the costs and disbursements incurred in the litigation. On April 26, 2013, all of the defendants named in the amended complaint filed motions seeking to have the amended complaint dismissed. On July 19, 2013, the motions to dismiss were fully briefed and argument on motions has been scheduled for September 27, 2013.

Appraisal Litigation (In re: Appraisal of Ancestry.com Inc.)

Following the consummation of the Transaction, three former shareholders, who, combined, owned approximately 1.415 million shares of our Predecessor’s common stock have instituted two separate appraisal proceedings in the Court of Chancery of the State of Delaware pursuant to Del. C. § 262: Merion Capital, L.P. v. Ancestry.com, Inc. (C.A. No. 8173) and Merlin Partners LP et al. v. Ancestry.com Inc. (C.A. No. 8175). The two appraisal petitions allege that the $32 per share price paid to our Predecessor’s shareholders in the Transaction did not represent the fair value of the Company on the date the Transaction was consummated. On June 24, 2013, the Court consolidated the two pending appraisal proceedings as In re: Appraisal of Ancestry.com Inc.

In view of the inherent difficulty of predicting the outcome of such litigation, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, we generally cannot predict or reasonably estimate what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what any loss or range of loss related to each pending matter may be. With respect to our outstanding legal matters, we believe that we have substantial defenses to the claims asserted by the claimants in the litigations to which we are a party. Based on our current knowledge, we do not believe that a loss, if any, arising from the pending matters should have a material adverse effect on our consolidated financial position.

The Company is party to various legal proceedings and other claims that arise in the ordinary course of business or otherwise in the future. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. While the Company cannot assure the ultimate outcome of any legal proceeding or contingency in which it is or may become involved, the Company does not believe that any pending legal claim or proceeding arising in the ordinary course will be resolved in a manner that would have a material adverse effect on its business. Although the Company considers the likelihood of such an outcome to be remote, if one or more these legal matters resulted in an adverse money judgment against the Company, such a judgment could have a material adverse effect on its operating results and financial conditions.

10. SUBSEQUENT EVENTS

On July 26, 2013, Ancestry.com Inc., a wholly owned subsidiary of Ancestry.com LLC, announced that it is offering to exchange (the “Exchange Offer”) up to $300.0 million of its outstanding 11.00% Notes due 2020 for up to $300.0 million of its new 11.00% Senior Notes (“Exchange Notes”) due 2020 that have been registered under the Securities Act of 1933, as amended. The Exchange Notes to be issued in the Exchange Offer will be substantially identical to the Notes, except that the Exchange Notes have been registered under the federal securities laws, are not subject to transfer restrictions, are not entitled to registration rights and will not provide for the payment of additional interest under circumstances relating to the timing of the Exchange Offer.

11. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

In December 2012, in connection with the Transaction, the Issuer issued $300.0 million of fixed rate 11.0% Notes due in December 2020. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Ancestry.com LLC and by certain of our direct and indirect restricted subsidiaries (“Guarantor Subsidiaries”) in accordance with the indenture. All other subsidiaries that do not guarantee the Notes are “Non-Guarantors”. Each subsidiary is 100% owned directly or indirectly by the Parent and there are no significant restrictions on the ability of the Parent or any of the Guarantor Subsidiaries to obtain funds from its subsidiaries by dividend or loan. We conduct substantially all of our business through our subsidiaries. In servicing payments to be made on the Notes and other indebtedness, we will rely on cash flows from these subsidiaries. See Note 5 for further information regarding the Notes.

The Guarantor Subsidiaries are exempt from reporting under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to Rule 12h-5 under the Exchange Act. As such, we are presenting the following condensed consolidating balance sheets, statements of comprehensive income (loss) and statements of cash flows as set forth below of the Parent, Issuer, Guarantor Subsidiaries and the Non-Guarantor subsidiaries.

Basis of Presentation

The same accounting policies as described in the condensed consolidated financial statements are used by each entity in the condensed consolidating financial statements, except for the use of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Consolidating entries and eliminations in the following condensed consolidating financial statements represent adjustments to (a) eliminate intercompany transactions between or among the Parent, the Guarantor Subsidiaries and the Non-Guarantors, (b) eliminate the investments in subsidiaries and (c) record consolidating entries.

All direct and indirect domestic subsidiaries are included in Ancestry.com Inc.’s consolidated U.S. tax return. In the condensed consolidating financial statements, income tax benefit (expense) has been allocated based on each such domestic subsidiary’s relative pretax income to the consolidated pretax income (loss).

Certain transfers of cash between subsidiaries and their parent companies and intercompany dividends are reflected as cash flows from financing activities in the accompanying condensed consolidating statements of cash flows. All other intercompany activity is reflected in cash flows from operations.

Management believes that the allocations and adjustments noted above are reasonable. However, such allocations and adjustments may not be indicative of the actual amounts that would have been incurred had the Parent, Guarantor Subsidiaries and Non-Guarantors operated independently.

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

June 30, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
ASSETS
Total current assets	$—	$46,637	$92,814	$9,025	$—	$148,476
Property and equipment, net	—	—	32,714	461	—	33,175
Content databases, net	—	—	265,616	971	—	266,587
Intangible assets, net	—	—	507,946	—	—	507,946
Goodwill	—	—	943,466	801	—	944,267
Investment in subsidiary	572,761	1,460,247	577,103	—	(2,610,111)	—
Other assets	—	38,100	4,462	198	—	42,760

Total assets	$572,761	$1,544,984	$2,424,121	$11,456	$(2,610,111)	$1,943,211

LIABILITIES AND MEMBER’S INTERESTS
Total current liabilities	$—	$81,188	$194,534	$5,514	$—	$281,236
Intercompany balances	371	—	(3,906)	3,535	—	—
Intercompany loans	—	—	17,900	(17,900)	—	—
Long-term debt, net	—	875,860	—	—	—	875,860
Deferred income taxes	—	—	207,720	—	—	207,720
Other long-term liabilities	—	—	6,005	—	—	6,005

Total liabilities	371	957,048	422,253	(8,851)	—	1,370,821
Total member’s interests	572,390	587,936	2,001,868	20,307	(2,610,111)	572,390

Total liabilities and member’s interests	$572,761	$1,544,984	$2,424,121	$11,456	$(2,610,111)	$1,943,211

December 31, 2012

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
ASSETS
Total current assets	$—	$68,838	$103,146	$10,234	$—	$182,218
Property and equipment, net	—	—	27,255	558	—	27,813
Content databases, net	—	—	269,963	1,021	—	270,984
Intangible assets, net	—	—	600,628	—	—	600,628
Goodwill	—	—	944,818	801	—	945,619
Investment in subsidiary	609,346	1,513,942	626,375	13,671	(2,763,334)	—
Other assets	—	37,769	12,211	212	—	50,192

Total assets	$609,346	$1,620,549	$2,584,396	$26,497	$(2,763,334)	$2,077,454

LIABILITIES AND MEMBER’S INTERESTS
Total current liabilities	$—	$74,456	$201,930	$6,435	$—	$282,821
Intercompany balances	—	—	(2,964)	2,964	—	—
Intercompany loans	—	—	—	—	—	—
Long-term debt, net	—	936,797	—	—	—	936,797
Deferred income taxes	—	—	235,167	—	—	235,167
Other long-term liabilities	—	—	13,305	18	—	13,323

Total liabilities	—	1,011,253	447,438	9,417	—	1,468,108
Total member’s interests	609,346	609,296	2,136,958	17,080	(2,763,334)	609,346

Total liabilities and member’s interests	$609,346	$1,620,549	$2,584,396	$26,497	$(2,763,334)	$2,077,454

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

Three Months Ended June 30, 2013 (Successor)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$131,415	$5,833	$(5,300)	$131,948
Total cost of revenues	55	—	31,884	959	(5,300)	27,598

Gross profit (loss)	(55)	—	99,531	4,874	—	104,350
Operating expenses:
Technology and development	1,276	—	19,716	426	—	21,418
Marketing and advertising	372	—	30,471	3,521	—	34,364
General and administrative	1,036	82	11,612	726	—	13,456
Amortization of acquired intangible assets	—	—	46,296	—	—	46,296

Total operating expenses	2,684	82	108,095	4,673	—	115,534

Income (loss) from operations	(2,739)	(82)	(8,564)	201	—	(11,184)
Interest income (expense), net	—	(29,500)	(199)	207	—	(29,492)
Other expense, net	—	—	(8)	(153)	—	(161)

Income (loss) before income taxes	(2,739)	(29,582)	(8,771)	255	—	(40,837)
Income tax (expense) benefit	1,000	10,797	7,788	(28)	—	19,557

Income (loss) before loss from subsidiaries	(1,739)	(18,785)	(983)	227	—	(21,280)
Loss from subsidiaries	(19,541)	(15,356)	(33,914)	—	68,811	—

Net income (loss)	$(21,280)	$(34,141)	$(34,897)	$227	$68,811	$(21,280)

Comprehensive income (loss)	$(21,280)	$(34,141)	$(34,897)	$227	$68,811	$(21,280)

Three Months Ended June 30, 2012 (Predecessor)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$118,396	$6,616	$(5,934)	$119,078
Total cost of revenues	—	248	24,567	1,106	(5,934)	19,987

Gross profit (loss)	—	(248)	93,829	5,510	—	99,091
Operating expenses:
Technology and development	—	2,054	16,379	345	—	18,778
Marketing and advertising	—	546	30,768	3,630	—	34,944
General and administrative	—	1,399	10,254	1,080	—	12,733
Amortization of acquired intangible assets	—	—	3,033	191	—	3,224

Total operating expenses	—	3,999	60,434	5,246	—	69,679

Income (loss) from operations	—	(4,247)	33,395	264	—	29,412
Interest income (expense), net	—	—	(152)	24	—	(128)
Other income (expense), net	—	—	462	(388)	—	74

Income (loss) before income taxes	—	(4,247)	33,705	(100)	—	29,358
Income tax (expense) benefit	—	1,550	(10,904)	(27)	—	(9,381)

Income (loss) before income from subsidiaries	—	(2,697)	22,801	(127)	—	19,977
Income from subsidiaries	—	22,674	8,140	8,265	(39,079)	—

Net income	$—	$19,977	$30,941	$8,138	$(39,079)	$19,977

Comprehensive income	$—	$19,977	$30,941	$7,739	$(39,079)	$19,578

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

Six Months Ended June 30, 2013 (Successor)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$254,258	$11,692	$(10,480)	$255,470
Total cost of revenues	55	—	63,508	1,989	(10,480)	55,072

Gross profit (loss)	(55)	—	190,750	9,703	—	200,398
Operating expenses:
Technology and development	1,490	—	39,683	762	—	41,935
Marketing and advertising	372	—	64,161	6,789	—	71,322
General and administrative	1,268	283	22,247	1,477	—	25,275
Amortization of acquired intangible assets	—	—	92,682	—	—	92,682

Total operating expenses	3,130	283	218,773	9,028	—	231,214

Income (loss) from operations	(3,185)	(283)	(28,023)	675	—	(30,816)
Interest income (expense), net	—	(51,525)	(187)	212	—	(51,500)
Other expense, net	—	—	(310)	(402)	—	(712)

Income (loss) before income taxes	(3,185)	(51,808)	(28,520)	485	—	(83,028)
Income tax (expense) benefit	1,163	18,909	20,269	(20)	—	40,321

Income (loss) before loss from subsidiaries	(2,022)	(32,899)	(8,251)	465	—	(42,707)
Loss from subsidiaries	(40,685)	(34,490)	(67,286)	(331)	142,792	—

Net income (loss)	$(42,707)	$(67,389)	$(75,537)	$134	$142,792	$(42,707)

Comprehensive income (loss)	$(42,707)	$(67,389)	$(75,537)	$134	$142,792	$(42,707)

Six Months Ended June 30, 2012 (Predecessor)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$226,095	$12,852	$(11,333)	$227,614
Total cost of revenues	—	400	47,511	2,488	(11,333)	39,066

Gross profit (loss)	—	(400)	178,584	10,364	—	188,548
Operating expenses:
Technology and development	—	3,408	31,273	724	—	35,405
Marketing and advertising	—	995	66,370	7,128	—	74,493
General and administrative	—	2,645	18,513	2,217	—	23,375
Amortization of acquired intangible assets	—	—	5,392	393	—	5,785

Total operating expenses	—	7,048	121,548	10,462	—	139,058

Income (loss) from operations	—	(7,448)	57,036	(98)	—	49,490
Interest income (expense), net	—	—	(316)	22	—	(294)
Other income (expense), net	—	(11)	431	(141)	—	279

Income (loss) before income taxes	—	(7,459)	57,151	(217)	—	49,475
Income tax (expense) benefit	—	2,721	(18,641)	(31)	—	(15,951)

Income (loss) before income from subsidiaries	—	(4,738)	38,510	(248)	—	33,524
Income from subsidiaries	—	38,262	10,068	10,315	(58,645)	—

Net income	$—	$33,524	$48,578	$10,067	$(58,645)	$33,524

Comprehensive income	$—	$33,524	$48,578	$9,934	$(58,645)	$33,391

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

Six Months Ended June 30, 2013 (Successor)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$1,001	$(12,068)	$79,987	$(5,635)	$—	$63,285

Investing activities:
Capitalization of content databases	—	—	(8,596)	(76)	—	(8,672)
Purchases of property and equipment	—	—	(13,173)	(17)	—	(13,190)

Net cash used in investing activities	—	—	(21,769)	(93)	—	(21,862)
Financing activities:
Proceeds from exercise of stock options	—	—	457	—	—	457
Taxes paid related to net share settlement of stock-based awards	—	—	(417)	—	—	(417)
Principal payments on debt	—	(39,175)	—	—	—	(39,175)
Member’s capital contributions	2,521	—	—	—	—	2,521
Payment of deferred financing costs	—	(7,815)				(7,815)
Proceeds (payments) on intercompany loans, net	—		(8,300)	8,300	—	—
Proceeds (payments) on intercompany investments, net	(3,522)	58,931	(51,977)	(3,432)	—	—

Net cash provided by (used in) financing activities	(1,001)	11,941	(60,237)	4,868	—	(44,429)

Net decrease in cash and cash equivalents	—	(127)	(2,019)	(860)	—	(3,006)
Cash and cash equivalents at beginning of period	—	470	28,925	6,256	—	35,651

Cash and cash equivalents at end of period	$—	$343	$26,906	$5,396	$—	$32,645

Six Months Ended June 30, 2012 (Predecessor)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net cash provided by operating activities	$—	$2,187	$70,288	$537	$—	$73,012

Investing activities:
Capitalization of content databases	—	—	(12,678)	—	—	(12,678)
Purchases of property and equipment	—	—	(9,945)	(172)	—	(10,117)
Acquisition of businesses	—	—	(11,731)	—	—	(11,731)

Net cash used in investing activities	—	—	(34,354)	(172)	—	(34,526)
Financing activities:
Proceeds from exercise of stock options	—	3,806	—	—	—	3,806
Taxes paid related to net share settlement of stock-based awards	—	—	(1,168)	—	—	(1,168)
Principal payments on debt	—	—	(10,000)	—	—	(10,000)
Excess tax benefits from stock-based compensation	—	—	2,347	—	—	2,347
Repurchases of common stock	—	(12,832)	—	—	—	(12,832)
Proceeds (payments) on intercompany investments, net	—	6,870	(7,861)	991	—	—

Net cash provided by (used in) financing activities	—	(2,156)	(16,682)	991	—	(17,847)
Effect of changes in foreign currency exchange rates on cash and cash equivalents	—	—	—	(22)	—	(22)

Net increase in cash and cash equivalents	—	31	19,252	1,334	—	20,617
Cash and cash equivalents at beginning of period	—	2,003	39,162	7,833	—	48,998

Cash and cash equivalents at end of period	$—	$2,034	$58,414	$9,167	$—	$69,615

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements relating to future events and future performance. All statements other than those that are purely historical may be forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report include statements about:

•	our future financial performance, including our revenues, cost of revenues and operating expenses, and our ability to sustain profitability and achieve long-term growth;

•	our rate of revenue and expense growth;

•	our high degree of leverage and our ability to service our debt;

•	the potential impact of debt covenant restrictions on our flexibility in operating our business;

•	our success with respect to any recent or future acquisitions, and our ability to integrate acquired businesses;

•	the pool of our potential subscribers;

•	our ability to attract and retain subscribers and their choices of subscription package;

•	our ability to manage growth, including adding employees and facilities;

•	our investments in content, technology and products, and the success of our promotional programs and new products, including our Ancestry DNA service;

•	our competitive position;

•	our ability to generate additional revenues on a cost-effective basis;

•	our ability to acquire content and make it available online;

•	our ability to enhance the subscribers’ experience with added tools and features and to provide value;

•	our continued investment in our international operations;

•	our ability to adequately manage costs and control margins and trends;

•	our brand awareness;

•	our liquidity and working capital requirements and the availability of cash and credit;

•	our ability to protect users’ data and privacy concerns and to comply with privacy and security standards and laws, including data related to our Ancestry DNA service;

•	changes in our effective tax rate;

•	the impact of external market forces, including changes in the macroeconomic environment and foreign currency exchange rates;

•	the impact of claims or litigation;

•	the impact of potential legislation and regulatory changes on privacy, subscription renewal, DNA or other aspects of our business; and

•	risks related to the Notes and to high yield debt securities generally.

Although we believe that the assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss in this Quarterly Report under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and elsewhere, including information contained in the Company’s registration statement on Form S-4. You should read these factors and the other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report.

If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. All subsequent written or spoken forward-looking statements attributable to our Company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

Ancestry.com LLC (the “Parent”) is a holding company and all operations are conducted by its wholly-owned subsidiaries. Ancestry.com LLC and its subsidiaries are collectively referred to as the “Successor”, “Ancestry.com”, “we” or “us”. Ancestry.com is the world’s largest online family history resource, with approximately 2.1 million paying subscribers around the world as of June 30, 2013. Total subscribers across all websites, including Ancestry.com branded websites, Archives.com, Fold3.com and Newspapers.com, were approximately 2.7 million as of June 30, 2013.

We offer access on a subscription basis to an extensive collection of billions of historical records that we have digitized, indexed and made available online over the past 17 years. Our subscribers use our proprietary Web-based services and content collection to research their family histories, build their family trees, collaborate with other subscribers, upload their own records and publish and share their stories. These subscribers are our primary source of revenues. We believe we provide ongoing value to our subscribers by regularly adding new historical content, enhancing our Web-based services and platforms with new tools and features and enabling greater collaboration among our users through the growth of our global community. Our goal is to remain the leading online resource for family history and to grow our worldwide subscriber base by offering a superior value proposition to anyone interested in learning more about their family history.

On October 21, 2012, our predecessor, Ancestry.com Inc. (the “Predecessor” or “Issuer”), entered into a definitive merger agreement (the “Merger Agreement”) with Global Generations Merger Sub Inc. (the “Merger Sub”) and its parent company, Ancestry US Holdings Inc. (“Holdings”) to acquire the Predecessor for $32.00 per share of common stock (the “Merger”). Holdings is a wholly-owned subsidiary of Ancestry.com LLC (the “Parent”), which is controlled by Permira funds and co-investors (the “Sponsors”). On December 28, 2012, pursuant to the Merger Agreement, the Parent through its wholly-owned subsidiaries completed its acquisition of the Predecessor for approximately $1.5 billion. The Merger and all activity related to the Merger is referred to collectively as the “Transaction”. Other than the change of control, our primary business activities remain unchanged after the Transaction. See Note 2 in the condensed consolidated financial statements as of June 30, 2013 for further discussion.

As a result of the Transaction, our financial results are presented for Successor and Predecessor periods which relate to periods succeeding and preceding the Transaction, respectively. The following discussion and analysis is based on and should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report, as well as the consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and other information in our registration statement on Form S-4.

Recent Developments

On May 15, 2013, the Company completed a repricing of its $720.0 million credit facility (the “Credit Facility”), which consisted of a $670.0 million term loan (“Term Loan”) and a $50.0 revolving credit facility (“Revolving Facility”), and entered into Amendment No. 1 to the Credit Facility agreement (the “Amended Credit Facility”). The Company used $30.0 million of cash-on-hand to decrease the aggregate principal amount of the Term Loan to $638.3 million prior to the repricing. As part of Amendment No. 1, the Company repriced the Term Loan such that the holders thereof will hold $488.3 million of Term B Loans (the “Term Loan B”), which will have the same maturity as the original Term Loan of December 2018, and a new $150.0 million tranche of Term A Loans (the “Term Loan A”), which will mature in May 2018. See Note 5 in the condensed consolidated financial statements as of June 30, 2013 and “Liquidity and Capital Resources—Credit Facility” for additional information regarding our Amended Credit Facility.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. Section 107 of the JOBS Act allows us to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As a result, we may delay the adoption of such standards until those standards would otherwise apply to private companies. As an “emerging growth company,” we have elected to delay adoption of new or revised accounting standards applicable to public companies until such pronouncements are made applicable to private companies.

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we may choose to rely on certain exemptions. See “Risk Factors—Risks Related to Our Business—As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.”

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key operating metrics to evaluate our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate forward-looking projections. Total subscribers across all websites, including Ancestry.com branded websites, Archives.com, Fold3.com and Newspapers.com, were approximately 2.7 million as of June 30, 2013. The following key operating metrics reflect data with respect to our Ancestry.com websites and exclude our other subscription-based websites, such as Archives.com and Fold3.com.

•

Total subscribers. A subscriber is an individual who pays for renewable access or redeems a gift subscription to one of our Ancestry.com branded websites. Total subscribers is defined as the number of subscribers at the end of the period.

•

Net subscriber additions. Net subscriber additions is the total number of new customers who purchase a subscription or redeem a gift subscription to our Ancestry.com branded websites less the total number of subscribers who choose not to renew a completed subscription in the period.

Our key business metrics are presented for the three months ended June 30, 2013, March 31, 2013 and June 30, 2012 (in thousands):

	Three Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012
Total subscribers at end of quarter	2,112	2,096	2,005
Net subscriber additions	16	80	136

The following table presents the percentage of total subscribers by subscription duration type at June 30, 2013, March 31, 2013 and June 30, 2012:

	June 30, 2013	March 31, 2013	June 30, 2012
Annual	43.8%	45.0%	49.0%
Semi-annual	26.6	27.0	19.6
Quarterly	3.1	3.3	4.5
Monthly	26.5	24.7	26.9

Total	100.0%	100.0%	100.0%

Components of Condensed Consolidated Statements of Comprehensive Income (Loss)

Revenues

Subscription revenues. We derive subscription revenues primarily from providing access to our Ancestry.com websites, and we recognize the subscription revenues, net of estimated cancellations, ratably over the subscription period. We offer registered users a 14-day free trial, after which, unless they cancel, we charge the full period subscription amount. No revenue is recognized or allocated to the 14-day free trial period. Amounts received from subscribers for which the performance obligations have not been fulfilled were recorded in deferred revenue. We have established a revenue reserve based on historical subscription cancellations. Actual customer subscription cancellations are charged against the allowance or deferred revenues to the extent that revenue has not yet been recognized.

Total subscription revenues also include subscriptions to our other websites, such as Archives.com and Fold3.com. We attribute subscription revenues by country based on the billing address of the subscriber, regardless of the Web site to which the person subscribes. The following table presents subscription revenue by geographic region (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	$93,209	$85,547	$179,605	$161,587
United Kingdom	13,855	13,237	26,768	26,190
All other countries	15,644	14,253	30,109	27,856

Total subscription revenues	$122,708	$113,037	$236,482	$215,633

In conjunction with the Transaction, deferred revenue was written down to fair value as the result of the application of purchase accounting. As a result, subscription revenues recognized in 2013 will be lower than it would have otherwise been absent this adjustment to deferred revenue. Due to the timing of when deferred revenues that were written down to fair value are recognized to subscription revenues, we expect subscription revenues to increase during the remainder of 2013.

Product and other revenues. Product and other revenues include sales of our AncestryDNA services, Family Tree Maker desktop software, ProGenealogists’ genealogical research services, iArchives’ document digitization services, physical delivery of copies of historical vital records (birth, marriage and death certificates) and other products and services. Revenues related to these products or services are recognized upon shipment of the product or completion of the services, as applicable.

Expenses

Personnel-related costs for each category of cost of revenues and operating expenses include salaries, stock-based compensation, bonuses, employee benefit costs and employer payroll taxes.

Cost of Revenues

Cost of subscription revenues. Cost of subscription revenues consists of amortization of content databases, including the fair value of content databases acquired as part of the Transaction, Web server operating costs, personnel-related costs of Web support and subscriber services employees, credit card processing fees, outside service costs for subscriber services and royalty costs on certain content licensed from others. Web server operating costs include depreciation and software licensing on Web servers and related equipment and Web hosting costs.

Cost of product and other revenues. Cost of product and other revenue consists of AncestryDNA service costs, personnel-related costs including iArchives digitization services and ProGenealogists’ genealogical research services, shipping costs, direct costs of products sold and credit card processing fees.

Operating Expenses

Technology and development. Technology and development expenses consist primarily of personnel-related costs and outside service costs. Technology and development personnel-related costs include the personnel costs of developing new products and tools and maintaining and testing our websites. Our development personnel are primarily based in the United States and are focused on creating accessibility to content and tools for individuals to do family history research. Outside service costs are primarily incurred for third-party product development and quality assurance services.

Marketing and advertising. Marketing and advertising expenses consist primarily of direct expenses related to television advertising, paid search, online display advertising, promotions and sponsorships, personnel-related costs and affiliate programs. Marketing and advertising costs are principally incurred in the United States, United Kingdom, Australia and Canada.

General and administrative. General and administrative expenses consist principally of personnel-related and outside service expenses related to our executive, finance, legal, human resources and other administrative functions.

Amortization of acquired intangible assets. Amortization of acquired intangible assets is the amortization expense associated with subscriber relationships and contracts, technologies, trademarks and tradenames and other acquired intangible assets resulting from business acquisitions, including those acquired as a result of the Transaction.

Interest Expense, Net, Other Income (Expense), Net and Income Tax Benefit (Expense)

Interest expense, net. Interest expense, net includes interest expense associated with borrowings, the amortization of debt related costs associated with the issuance of our debt, including accelerated amortization of costs as a result of the debt repricing, and interest income earned on cash and cash equivalents. Our interest expense varies based on the level of debt outstanding and changes in interest rates. Due to the effects of the debt repricing, we expect interest expense to decrease during the remainder of 2013 based on our current interest rates.

Other income (expense), net. Other income (expense), net primarily includes foreign currency transaction and remeasurement gains and losses, which vary based on changes in foreign currency exchange rates.

Income tax benefit (expense). Income tax benefit (expense) consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

Results of Operations

The following table sets forth our statements of operations, as included in the condensed consolidated statements of comprehensive income (loss), as a percentage of total revenues for the three and six months ended June 30, 2013 (Successor) and 2012 (Predecessor). The information contained in the table below should be read in conjunction with our condensed consolidated financial statements and the related notes.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Subscription revenues	93.0%	94.9%	92.6%	94.7%
Product and other revenues	7.0	5.1	7.4	5.3

Total revenues	100.0	100.0	100.0	100.0
Costs of revenues:
Cost of subscription revenues	16.4	13.8	17.0	14.4
Cost of product and other revenues	4.5	3.0	4.6	2.8

Total cost of revenues	20.9	16.8	21.6	17.2

Gross profit	79.1	83.2	78.4	82.8
Operating expenses:
Technology and development	16.2	15.8	16.4	15.6
Marketing and advertising	26.0	29.3	27.9	32.7
General and administrative	10.2	10.7	9.9	10.3
Amortization of acquired intangible assets	35.1	2.7	36.3	2.5

Total operating expenses	87.5	58.5	90.5	61.1

Income (loss) from operations	(8.4)	24.7	(12.1)	21.7
Interest expense, net	(22.4)	(0.1)	(20.2)	(0.1)
Other income (expense), net	(0.1)	0.1	(0.3)	0.1

Income (loss) before income taxes	(30.9)	24.7	(32.6)	21.7
Income tax benefit (expense)	14.8	(7.9)	15.8	(7.0)

Net income (loss)	(16.1)	16.8	(16.8)	14.7

Revenues, Costs of Revenues and Gross Profit

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Revenues:
Subscription revenues	$122,708	$113,037	8.6%	$236,482	$215,633	9.7%
Product and other revenues	9,240	6,041	53.0	18,988	11,981	58.5

Total revenues	131,948	119,078	10.8	255,470	227,614	12.2
Costs of revenues:
Cost of subscription revenues	21,661	16,403	32.1	43,404	32,697	32.7
Cost of product and other revenues	5,937	3,584	65.7	11,668	6,369	83.2

Total cost of revenues	27,598	19,987	38.1	55,072	39,066	41.0

Gross profit	$104,350	$99,091	5.3	$200,398	$188,548	6.3

Gross profit percentage	79.1%	83.2%		78.4%	82.8%

Subscription revenues

For the three months ended June 30, 2013, our subscription revenues increased $9.7 million compared to the three months ended June 30, 2012. Subscription revenues in the three months ended June 30, 2013 would have increased by $15.4 million except for the non-cash adjustment to write down deferred revenue to fair value as a result of the application of purchase accounting for the Transaction. The increase was primarily the result of an increase in the number of total subscribers and subscription revenues of $6.6 million for Archives.com, which we acquired in August 2012. For the three months ended June 30, 2013, changes in average foreign currency exchange rates did not have a significant effect on subscription revenues.

For the six months ended June 30, 2013, our subscription revenues increased $20.8 million compared to the six months ended June 30, 2012. Subscription revenues in the six months ended June 30, 2013 would have increased by $38.0 million except for the non-cash adjustment to write down deferred revenue to fair value as a result of the application of purchase accounting for the Transaction. The increase was primarily the result of an increase in the number of total subscribers and subscription revenues of $11.7 million for Archives.com, which we acquired in August 2012. For the six months ended June 30, 2013, changes in average foreign currency exchange rates did not have a significant effect on subscription revenues.

Product and other revenues

For the three months ended June 30, 2013, our product and other revenues increased $3.2 million compared to the three months ended June 30, 2012. The increase was primarily due to the growth in AncestryDNA service revenue since the launch of this product in May 2012.

For the six months ended June 30, 2013, our product and other revenues increased $7.0 million compared to the six months ended June 30, 2012. The increase was driven by the same factors that influenced the three-month results.

Cost of subscription revenues

For the three months ended June 30, 2013, our cost of subscription revenues increased $5.3 million compared to the three months ended June 30, 2012. The increase was primarily due to a $4.0 million increase in content database amortization due to the recognition of content at fair value as a part of purchase accounting for the Transaction. Additionally, personnel-related expenses increased $0.8 million resulting from an increase in the average number of subscriber services personnel during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

For the six months ended June 30, 2013, our cost of subscription revenues increased $10.7 million compared to the six months ended June 30, 2012. The increase was primarily due to a $7.9 million increase in content database amortization due to the recognition of content at fair value as a part of purchase accounting for the Transaction. Additionally, personnel-related expenses increased $2.0 million resulting from an increase in the average number of web hosting and subscriber services personnel during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Cost of product and other revenues

For the three months ended June 30, 2013, our cost of product and other revenues increased $2.4 million compared to the three months ended June 30, 2012. The increase was primarily due to costs associated with our AncestryDNA service.

For the six months ended June 30, 2013, our cost of product and other revenues increased $5.3 million compared to the six months ended June 30, 2012. The increase was driven by the same factors that influenced the three-month results.

Operating Expenses

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Operating expenses:
Technology and development	$21,418	$18,778	14.1%	$41,935	$35,405	18.4%
Marketing and advertising	34,364	34,944	(1.7)	71,322	74,493	(4.3)
General and administrative	13,456	12,733	5.7	25,275	23,375	8.1
Amortization of acquired intangible assets	46,296	3,224	1,336.0	92,682	5,785	1,502.1

Total operating expenses	$115,534	$69,679	65.8%	$231,214	$139,058	66.3%

Technology and development

For the three months ended June 30, 2013, our technology and development expenses increased $2.6 million compared to the three months ended June 30, 2012. The increase is primarily due to an increase in personnel-related expenses. The average number of technology and development personnel increased 18% during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

For the six months ended June 30, 2013, our technology and development expenses increased $6.5 million compared to the six months ended June 30, 2012. The increase is primarily due to an increase in personnel-related expenses. The average number of technology and development personnel increased 21% during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Marketing and advertising

For the three months ended June 30, 2013, our marketing and advertising expenses decreased slightly compared to the three months ended June 30, 2012.

For the six months ended June 30, 2013, our marketing and advertising expenses decreased $3.2 million compared to the six months ended June 30, 2012. The decrease was primarily due to a $4.8 million decrease in external marketing costs. This decrease was partially offset by increased personnel related expenses resulting from an increase in the average number of marketing and advertising personnel during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

General and administrative

For the three months ended June 30, 2013, our general and administrative expenses increased slightly compared to the three months ended June 30, 2012.

For the six months ended June 30, 2013, our general and administrative expenses increased $1.9 million compared to the six months ended June 30, 2012. The increase was primarily the result of an increase in personnel related expenses resulting from an increase in the average number of general and administrative personnel. Legal and other professional services also increased during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Amortization of acquired intangible assets

For the three months ended June 30, 2013, our amortization of acquired intangible assets increased $43.1 million compared to the three months ended June 30, 2012. These increases were primarily due to the amortization of acquired intangible assets that were recorded at fair value as a part of purchase accounting for the Transaction.

For the six months ended June 30, 2013, our amortization of acquired intangible assets increased $86.9 million compared to the six months ended June 30, 2012. The increase was driven by the same factors that influenced the three-month results.

Interest Expense, net, Other Income (Expense), Net and Income Tax Benefit (Expense)

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Interest expense, net	$(29,492)	$(128)	22,940.6%	$(51,500)	$(294)	17,417.0%
Other income (expense), net	(161)	74	(317.6)	(712)	279	(355.2)
Income tax benefit (expense)	19,557	(9,381)	(308.5)	40,321	(15,951)	(352.8)
Other data:
Effective tax rate	47.9%	32.0%		48.6%	32.2%

Interest expense, net

For the three months ended June 30, 2013, interest expense, net increased $29.4 million compared to the three months ended June 30, 2012. In conjunction with the Transaction, we entered into a $670.0 million Term Loan, which was subsequently repriced on May 15, 2013, and issued $300.0 million of Notes. Interest expense, net for the three months ended June 30, 2013 also includes $9.2 million of interest expense related to the acceleration of amortization expenses of the original issue discount and deferred financing costs and other costs incurred as a result of the repricing of the Term Loan. Subsequent to the repricing, the effective interest rates of the Term Loan A and Term Loan B are approximately 6.4% and 7.1%, respectively. The effective interest rate of the Notes is approximately 12%. For the three months ended June 30, 2012, we had minimal debt outstanding.

For the six months ended June 30, 2013, interest expense, net increased $51.2 million compared to the six months ended June 30, 2012. The increase was driven by the same factors that influenced the three-month results.

Other income (expense), net

For the three months ended June 30, 2013, other income (expense), net changed by an immaterial dollar amount compared to the three months ended June 30, 2012.

For the six months ended June 30, 2013, other income (expense), net decreased by $1.0 million compared to the six months ended June 30, 2012 primarily due to changes in foreign currency exchange rates.

Income tax benefit (expense)

For the three months ended June 30, 2013, the Company recorded an income tax benefit of $19.6 million, resulting in an effective income tax rate of 47.9%, compared with income tax expense of $9.4 million for the three months ended June 30, 2012, resulting in an effective income tax rate of 32.0%. The increase of 15.9 percentage points in the effective income tax rate resulted primarily from the foreign tax rate benefit, which reduced the effective income tax rate during the three months ended June 30, 2012, but increased the effective income tax rate during the three months ended June 30, 2013 due to our loss before income taxes. Additionally, during the three months ended June 30, 2013, the Company recorded an income tax benefit related to its settlement with the IRS on various federal income tax years.

For the six months ended June 30, 2013, the Company recorded an income tax benefit of $40.3 million, resulting in an effective income tax rate of 48.6%, compared with income tax expense of $16.0 million for the six months ended June 30, 2012, resulting in an effective income tax rate of 32.2%. The increase of 16.4 percentage points in the effective income tax rate resulted primarily from the recognition of 2012 federal research and development tax credits during the six months ended June 30, 2013. This credit, which increased the effective income tax rate, was recorded during the six months ended June 30, 2013 as a result of the American Taxpayer Relief Act of 2012, enacted on January 2, 2013. Additionally, the foreign tax rate benefit, which reduced the effective income tax rate during the six months ended June 30, 2012, increased the effective income tax rate during the six months ended June 30, 2013 due to our loss before income taxes.

Other Financial Data

In addition to our results discussed above determined under GAAP, we believe non-GAAP revenues, adjusted EBITDA and free cash flow are useful to investors as supplemental measures to evaluate the overall operating performance of our business. For the three and six months ended June 30, 2013 and 2012, our non-GAAP revenues, adjusted EBITDA and free cash flow were as follows:

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Non-GAAP Revenues(1)	$137,698	$119,078	15.6%	$272,719	$227,614	19.8%
Adjusted EBITDA(2)	54,223	42,885	26.4	103,202	74,568	38.4
Free cash flow(3)	12,076	16,336	(26.1)	62,766	31,049	102.1

(1)	Non-GAAP revenues. We define non-GAAP revenues as the revenues that would have been recognized, except for the write-down of deferred revenue to fair value as a result of the application of purchase accounting for the Transaction. Non-GAAP revenues is calculated as total revenues plus the effects of non-cash adjustments to revenue from purchase accounting.
(2)	Adjusted EBITDA. We define adjusted EBITDA as net income (loss) plus non-cash adjustments to revenue from purchase accounting, interest expense, net; other (income) expense, net; income tax expense (benefit); non-cash charges, including depreciation, amortization, impairment of intangible assets and stock-based compensation expense.
(3)	Free cash flow. We define free cash flow as net income (loss) plus non-cash adjustments to revenue from purchase accounting, interest expense, net; other (income) expense, net; income tax expense (benefit); non-cash charges including depreciation, amortization, impairment of intangible assets and stock-based compensation expense; minus capitalization of content databases, purchases of property and equipment and cash received (paid) for income taxes and interest.

Non-GAAP revenues, adjusted EBITDA and free cash flow are financial data that are not presented in accordance with GAAP. The tables below provide a reconciliation of these non-GAAP financial measures to the GAAP equivalents. We prepare non-GAAP revenues, adjusted EBITDA and free cash flow to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate, as well as the material limitations of non-GAAP measures.

Our management uses non-GAAP revenues, adjusted EBITDA and free cash flow as measures of operating performance; for planning purposes, including the preparation of our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; and in communications with our Operating Committee concerning our financial performance. Adjusted EBITDA together with non-GAAP revenues has also been used as a financial performance objective in determining the bonus pool under our recent performance incentive programs. Management believes that the use of non-GAAP revenues, adjusted EBITDA and free cash flow provides consistency and comparability with our past financial performance, facilitates period to period comparisons of operations and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results. Management believes that it is useful to exclude non-cash charges such as purchase accounting adjustments, depreciation, amortization, impairment of intangible assets and stock-based compensation from the calculation of non-GAAP revenues, adjusted EBITDA and free cash flow because (i) the amount of such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards, as the case may be.

Although non-GAAP revenues, adjusted EBITDA and free cash flow are frequently used by investors and securities analysts in their evaluations of companies, non-GAAP revenues, adjusted EBITDA and free cash flow each have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under GAAP.

Some of these limitations are:

•	non-GAAP revenues do not include the impact of purchase accounting adjustments, which are intended to reflect the fair value of the recognized deferred revenue at the date of the Transaction;

•

adjusted EBITDA and free cash flow do not reflect our future requirements for contractual commitments and adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures;

•	adjusted EBITDA and free cash flow do not reflect changes in, or cash requirements for, our working capital;

•	adjusted EBITDA does not reflect interest income and expense;

•	adjusted EBITDA does not reflect cash requirements for income taxes;

•	adjusted EBITDA and free cash flow do not reflect the non-cash component of employee compensation;

•

although depreciation, amortization and impairment of intangible assets and acquired in-process research and development are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	other companies in our industry may calculate adjusted EBITDA or free cash flow or similarly titled measures differently than we do, limiting their usefulness as comparative measures.

The following table presents a reconciliation of non-GAAP revenues to total revenues, the most comparable GAAP measure, for each of the periods identified.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Reconciliation of non-GAAP revenues to total revenues
Total revenues	$131,948	$119,078	$255,470	$227,614
Non-cash revenue adjustment(1)	5,750	—	17,249	—

Non-GAAP revenues	$137,698	$119,078	$272,719	$227,614

(1)	Represents non-cash adjustments to revenue or the revenues that would have been recognized, except for the write-down of deferred revenue to fair value as a result of the application of purchase accounting for the Transaction.

The following table presents a reconciliation of our adjusted EBITDA and free cash flow to net income, the most comparable GAAP measure, for the periods presented.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Reconciliation of adjusted EBITDA and free cash flow to net income (loss):
Net income (loss)	$(21,280)	$19,977	$(42,707)	$33,524
Non-cash revenue adjustment(1)	5,750	—	17,249	—
Interest expense, net	29,492	128	51,500	294
Other (income) expense, net	161	(74)	712	(279)
Income tax expense (benefit)	(19,557)	9,381	(40,321)	15,951
Depreciation	4,055	3,606	7,828	7,153
Amortization	52,862	5,811	105,755	10,922
Stock-based compensation expense	2,740	4,056	3,186	7,003

Adjusted EBITDA	$54,223	$42,885	$103,202	$74,568

Capitalization of content databases	(3,919)	(7,538)	(8,672)	(12,678)
Purchases of property and equipment	(9,667)	(5,024)	(13,190)	(10,117)
Cash paid for interest	(25,524)	(83)	(37,305)	(200)
Cash received (paid) for income taxes	(3,037)	(13,904)	18,731	(20,524)

Free cash flow	$12,076	$16,336	$62,766	$31,049

(1)

Represents non-cash adjustments to revenue or the revenues that would have been recognized, except for the write-down of deferred revenue to fair value as a result of the application of purchase accounting for the Transaction.

Liquidity and Capital Resources

Credit Facility

On May 15, 2013, the Company completed a repricing of the Credit Facility and entered into the Amended Credit Facility primarily to achieve more favorable interest rates on the Term Loan. The Company used $30.0 million of cash-on-hand to decrease the aggregate principal amount of the Term Loan to $638.3 million prior to the repricing. As part of Amendment No. 1, the Company repriced the Term Loan such that the holders thereof will hold $488.3 million of the Term Loan B, which will have the same maturity as the original Term Loan of December 2018, and a new $150.0 million tranche of the Term Loan A, which will mature in May 2018. The Issuer continues to have a $50.0 million Revolving Facility expiring in December 2017. The Amended Credit Facility allows the Issuer to borrow up to $150.0 million plus additional amounts provided the pro forma total net secured leverage ratio does not exceed 4.00 to 1.00.

Amounts borrowed under the Term Loan A are payable in equal quarterly installments of $7.5 million through maturity. Amounts borrowed under the Term Loan B are required to be paid in equal quarterly installments totaling 1% of the amended principal amount of the Term Loan B annually, with the balance payable upon maturity. Additionally, subject to certain conditions, mandatory prepayments are required to be made annually with up to 50% of excess cash flow, based on our net secured leverage ratio, and net cash proceeds of certain other transactions. As of June 30, 2013, no funds had been drawn against the Revolving Facility. Borrowings under the Revolving Facility may be used to finance our on-going working capital needs and for general corporate purposes, including permitted business acquisitions and capital expenditures.

The Term Loan A, Term Loan B and Revolving Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable margin plus, at our option, either: (a) a base rate determined by reference to the highest of (i) the Barclays Bank PLC prime rate at such time, (ii) 0.50% in excess of the overnight federal funds rate at such time and (iii) the LIBOR rate that is in effect for a LIBOR loan with an interest period of one month plus 1.00%, provided that the base rate for the Term Loan A is not less than 2.00% and that the base rate for the Term Loan B is not less than 2.25%; or (b) a LIBOR rate, provided that the LIBOR rate for the Term Loan A is not less than 1.00% and that the LIBOR rate for the Term Loan B is not less than 1.25%. The applicable margin shall mean either: (a) in the case of a base rate Term Loan A, 2.25%, and in the case of a base rate Term Loan B, 3.00%, or (b) in the case of a LIBOR Term Loan A, 3.25%, and in the case of a LIBOR Term Loan B, 4.00%. As of June 30, 2013, the interest rates on the Term Loan A and Term Loan B were equal to a LIBOR floor of 1.00% and 1.25% plus applicable margins of 3.25% and 4.00%, respectively. The applicable margin for the Revolving Facility is subject to step-ups and step-downs based on our leverage ratio. The Issuer is also required to pay a commitment fee of 0.50% per annum on the unutilized commitments under the Revolving Facility, which fee decreases to 0.375% if the total net secured leverage ratio is less than or equal to 2.75 to 1.00.

The Issuer’s obligations under the Amended Credit Facility are guaranteed by Parent and all existing and future, wholly owned material restricted subsidiaries of Parent, except (i) any subsidiaries constituting controlled foreign corporations (“CFCs”) or any direct subsidiaries thereof, (ii) any wholly owned domestic restricted subsidiaries substantially all of the assets of which constitute the equity of

CFCs, (iii) any wholly owned foreign subsidiaries to the extent a guaranty by such subsidiary is not permitted or materially restricted under the law of the jurisdiction of such foreign subsidiary and (iv) wholly owned subsidiaries that contributed less than 5.0% of Consolidated EBITDA (as defined in the Amended Credit Facility) (10.0% of revenues in respect of any foreign subsidiary of Parent) and, in the case of domestic subsidiaries, less than 5.0% of total assets, provided that if at any time the aggregate amount of Consolidated EBITDA or total assets attributable to such domestic subsidiaries exceeds 7.5% of Consolidated EBITDA or total assets or the aggregate amount of revenue attributable to such foreign subsidiaries exceeds 10% of revenues, Parent must designate sufficient subsidiaries as guarantors to eliminate such excess. All obligations under the Amended Credit Facility and the related guarantees are secured by a perfected first priority lien or security interest in substantially all of the Issuer’s and the guarantors’ tangible and intangible assets.

The Amended Credit Facility contains customary affirmative and negative covenants, including limitations on indebtedness; limitations on liens; limitations on certain fundamental changes (including, without limitation, mergers, consolidations, liquidations and dissolutions); limitations on dispositions; limitations on dividends, other payments in respect of capital stock and other restricted payments; limitations on investments, loans, advances and acquisitions; limitations on guarantees and other contingent obligations; limitations on payments, repayments and modifications of subordinated indebtedness and certain other indebtedness; limitations on transactions with affiliates; limitations on sale and leaseback transactions; limitations on changes in fiscal periods; limitations on agreements restricting liens and/or dividends; and limitations on changes in lines of business. In addition, the Amended Credit Facility contains a maximum total net secured leverage ratio, which will be tested quarterly if outstanding loans and letters of credit under the Revolving Credit Facility exceed $15 million or upon the drawdown of loans and/or issuance letters of credit if such drawdown and/or issuance exceeds $15 million after giving effect thereto. Events of default under the Amended Credit Facility include, among others, nonpayment of principal when due; nonpayment of interest, fees or other amounts; cross-defaults; covenant defaults; material inaccuracy of representations and warranties; bankruptcy events with respect to us, or any of our material restricted subsidiaries; material unsatisfied or unstayed judgments; certain ERISA events; a change of control; or actual or asserted invalidity of any material guarantee or security document.

The Amended Credit Facility also requires the Issuer to maintain an interest rate protection agreement for a period of not less than three years such that not less than 50% of the outstanding debt of the Issuer and its restricted subsidiaries at the closing date is (i) subject to an interest rate protection agreement or (ii) fixed rate borrowings. Accordingly, the Company has interest rate cap agreements with a $190 million total notional amount that caps the three-month LIBOR rate at 1.50% for three years. These agreements, in conjunction with the fixed interest rate borrowings discussed below, met the stipulations prescribed by the Credit Facility agreement. See Note 5 in the condensed consolidated financial statements as of June 30, 2013 for further description of the terms of our Amended Credit Facility and details of the repricing.

Notes

In December 2012, in connection with the Transaction, Ancestry.com Inc. issued $300 million of fixed rate 11.0% notes (“Notes”) due in December 2020. Interest is payable semi-annually in arrears on June 15 and December 15 commencing on June 15, 2013. The Issuer may redeem all or any portion of the Notes at any time prior to December 15, 2016 at a price equal to 100% of the aggregate principal plus the applicable premium, as defined in the indenture, and accrued interest. The Issuer may redeem any portion or all of the Notes after December 15, 2016 at redemption prices as set forth in the indenture, plus accrued and unpaid interest. In addition, the Issuer may redeem up to 35% of the aggregate principal of the Notes with an amount equal to the proceeds of certain equity offerings any time prior to December 2015 at 111% plus accrued interest. Upon a change of control, the Issuer is required to make an offer to redeem all of the Notes from the holders at 101% of the principal amount thereof plus accrued interest. The Notes are guaranteed by the Company and certain of our subsidiaries. See Note 11 in the condensed consolidated financial statements as of June 30, 2013 for further description of the guarantee of the Notes.

Liquidity

Our primary sources of liquidity are our cash and cash equivalents, our cash flows from operations and our Revolving Facility. At June 30, 2013, we had $32.6 million in cash and cash equivalents and $50.0 million of availability on our Revolving Facility. As of June 30, 2013, approximately $7.4 million of our cash and cash equivalents was held by our foreign subsidiaries. We have provided for any additional taxes that may be due upon any repatriation of foreign funds for use in our operations in the United States.

Operating costs include costs such as marketing and advertising, personnel-related expenses, capital expenditures related to content databases and equipment, business acquisitions, investments in new service offerings and technologies and Web hosting costs. Expenditures have increased as operations and personnel have grown, and we anticipate that our expenditures will continue to increase in the future. We also significantly increased our investment in content databases in 2012, and we expect our investment in content databases in 2013 to be generally consistent with 2012. Our future cash expenditures may vary significantly from those now planned and will depend on many factors including:

•	amounts we must pay to service our debt;

•	the levels of advertising and promotion required to acquire and retain subscribers;

•	the development of new services and enhancement of functionality in our technology and tools;

•	market acceptance of our services;

•	the launch of additional services and improvement of our competitive position in the marketplace;

•	our engaging in additional business acquisitions;

•	the level of new content acquisition required to retain and acquire subscribers;

•	the expansion of our development, marketing and administrative organizations;

•	amounts we must spend to integrate and operate acquired businesses;

•	the building of infrastructure necessary to support our growth; and

•	our relationships with subscribers and vendors

We expect cash and cash equivalents on hand, cash flow from operations and our Revolving Facility will provide adequate funds for our currently anticipated operating and recurring cash needs (e.g., debt service, working capital and capital expenditures) for at least the next twelve months; however, our substantial level of debt and debt service obligations could have important consequences including:

•

making it more difficult for us to satisfy our obligations with respect to our debt, which could result in an event of default under the indenture governing the Notes and the agreements governing our other debt, including the Amended Credit Facility;

•

limiting our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements;

•

increasing our vulnerability to general economic downturns and industry conditions, which could place us at a disadvantage compared to our competitors that are less leveraged and can therefore take advantage of opportunities that our leverage prevents us from pursuing;

•	potentially allowing increases in floating interest rates to negatively impact our cash flows;

•

having our financing documents place restrictions on the manner in which we conduct our business, including restrictions on our ability to pay dividends, make investments, incur additional debt and sell assets; and

•

reducing the amount of our cash flows available to fund working capital requirements, capital expenditures, acquisitions, investments, other debt obligations and other general corporate requirements, because we will be required to use a substantial portion of our cash flows to service debt obligations.

In the future, any credit ratings agency may lower a given credit rating, if that rating agency judges that our business, the economic environment, or other future circumstances so warrant. A ratings downgrade could impair our ability to access the capital markets and the cost of obtaining capital.

We may seek, depending on market conditions, to refinance certain categories of our debt. We may also, from time to time, seek to repurchase the Notes in the open market or otherwise. We and/or our parent entities (the “Ancestry Group”) may also seek to incur additional debt for which we would need to fund the interest and principal payments, which may impact our ability to satisfy our cash requirements. Any such transaction would be subject to market conditions, compliance with the Amended Credit Facility agreement and the indenture agreement governing the Notes and various other factors.

Cash Flow Analysis

Summary cash flow information for cash and cash equivalents for the six months ended June 30, 2013 and 2012 is set forth below. We consider cash and cash equivalents in evaluating our overall cash position.

	Successor	Predecessor
	Six Months Ended June 30,
	2013	2012	% Change
	(in thousands)
Net cash and cash equivalents provided by (used in):
Operating activities	$63,285	$73,012	(13)%
Investing activities	(21,862)	(34,526)	(37)
Financing activities	(44,429)	(17,847)	149
Effect of changes in foreign currency exchange rates on cash and cash equivalents	—	(22)	(100)

Increase (decrease) in cash and cash equivalents	$(3,006)	$20,617	(115)

Net cash provided by operating activities

For the six months ended June 30, 2013, net cash provided by operating activities was $63.3 million, a decrease of $9.7 million compared to the six months ended June 30, 2012. Net cash provided by operating activities consisted of a net loss of $42.7 million, adjustments for non-cash items of $112.1 million and changes in operating assets and liabilities of $6.1 million. For the six months ended June 30, 2013, this represented a $76.2 million decrease in net income (loss), a $85.2 million increase in non-cash adjustments and a $18.7 million decrease in the changes in operating assets and liabilities over the six months ended June 30, 2012. The increase in adjustments for non-cash items primarily consisted of a $112.1 million increase in amortization of intangible assets and content databases and a non-cash adjustment to deferred revenue, which were due to the changes in fair value of the related assets and liabilities as a result of the Transaction. The increase also included a $13.1 million increase in amortization of debt related costs due to the issuance of the Credit Facility and the effects of the repricing of the Term Loan. These increases were partially offset by a decrease in deferred income taxes of $36.8 million and a decrease in stock-based compensation expense of $3.8 million. The decrease in the changes in operating assets and liabilities was due to a $19.6 million decrease in deferred revenue as a result of a change in the mix of customer subscription durations, as well as the timing of cash receipts and payments offset in part by cash received from tax refunds.

Net cash used in investing activities

For the six months ended June 30, 2013, net cash used in investing activities totaled $21.9 million, a decrease of $12.7 million compared to the six months ended June 30, 2012. For the six months ended June 30, 2013, no acquisitions of businesses occurred. In comparison, we used $11.7 million to acquire businesses during the six months ended June 30, 2012. In addition, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, investments in content databases decreased by $4.0 million and investments in property and equipment increased by $3.1 million.

Net cash used in financing activities

For the six months ended June 30, 2013, net cash used in financing activities totaled $44.4 million, a $26.6 million increase compared to the six months ended June 30, 2012. The change was primarily due to an increase in principal payments of $29.2 million made on our debt and $7.8 million in cash paid for debt repricing fees, as well as a $4.9 million decrease in net cash inflows for stock-based compensation related activity during the six months ended June 30, 2013. These changes were partially offset by a decrease of $12.8 million in repurchases of common stock as well as proceeds from member’s capital contributions of $2.5 million during the six months ended June 30, 2013.

Contractual Obligations

The following table summarizes our principal contractual obligations as of June 30, 2013:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Debt	$930,825	$34,882	$69,767	$62,267	$763,909
Interest payments	404,342	65,012	125,536	119,156	94,638
Operating leases	27,896	6,862	10,603	6,430	4,001
Co-location service agreement	4,181	3,062	1,119	—	—
Purchase obligations	21,233	7,200	14,033	—	—

Total contractual cash obligations(1)	$1,388,477	$117,018	$221,058	$187,853	$862,548

(1)	Amounts exclude uncertain tax position liability of $5.6 million, for which timing of payments are not determinable.

Outstanding purchase orders, which represent authorizations to purchase goods and services that are not legally binding, are not included in contractual obligations.

Off-Balance Sheet Arrangements

We do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, as part of our ongoing business. Accordingly, our operating results, financial condition and cash flows are not subject to off-balance sheet risks.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. In situations where a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public companies and after December 15, 2014 for non-public companies. Early adoption is permitted. As an “emerging growth company” under the JOBS Act, we have elected to delay adoption of new or revised accounting standards applicable to public companies until such pronouncements are made applicable to private companies. The Company is evaluating the impact of the standard and will adopt this standard prospectively for fiscal years beginning after December 15, 2014.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in conformity with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs, expenses and related disclosures. These estimates and assumptions are often based on historical experience and judgments that we believe to be reasonable under the circumstances at the time made. However, all such estimates and assumptions are inherently uncertain and unpredictable and actual results may differ. It is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that could result in material changes to our operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis.

We consider the assumptions and estimates associated with the determination of the fair value of acquired intangible assets and goodwill, testing of goodwill for impairment, recoverability of long-lived assets, income taxes, the period of amortization of our content databases and stock-based compensation expense to be our critical accounting estimates. For further information on our significant accounting policies, see Note 1 to our 2012 consolidated financial statements included in our registration statement on Form S-4. There have been no changes to our significant accounting policies since December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business which currently are comprised primarily of interest rate risks and foreign currency exchange risks. A hypothetical interest rate change of 1% on the variable portion of our Term Loan A and Term Loan B would change expected interest expense for the remainder of 2013 by $2.2 million. See Note 5 of the unaudited condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” for additional information regarding our Amended Credit Facility.

For financial market risks related to foreign currency exchange, refer to the “Quantitative and Qualitative Disclosures about Market Risk” contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our registration statement on Form S-4. Our exposure to market risk has not changed significantly since December 31, 2012 other than the repricing of our debt which occurred on May 15, 2013.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all error and all fraud. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Litigation Challenging the Transaction (In re: Ancestry.com Inc. Shareholder Litigation)

Following the announcement on October 22, 2012 of the execution of the Merger Agreement, the following complaints were filed in the Court of Chancery of the State of Delaware challenging the proposed acquisition of the Company: Heck v. Sullivan, et al. (C.A. No. 7893), Smilow v. Ancestry.com Inc., et al. (C.A. No. 7987), Boca Raton Police & Firefighters’ Retirement System v. Billings, et al. (C.A. No. 7989), Pontiac General Employees Retirement System v. Billings (C.A. No. 7988), Dale G. & Donella M. Jacobs Trust v. Ancestry.com Inc., et al. (C.A. No. 8004), Palumbo et ano. v. Spectrum Equity Investors LP, et al. (C.A. No. 8016), Windemuth v. Ancestry.com Inc., et al.(C.A. No. 8013), Althaver v. Ancestry.com Inc., et al. (C.A. No. 8023), and Steamfitters Local 449 Pension Fund v. Ancestry.com Inc., et al. (C.A. No. 8034). Each of the actions is a putative class action filed on behalf of the public stockholders of the Predecessor and names as defendants the Company, its directors, Holdings and Merger Sub. All but the Heck action also name Permira as a defendant. The Boca Raton Police & Firefighters’ Retirement System, Pontiac General Employees Retirement System, Dale G. & Donella M. Jacobs Trust, Palumbo, Windemuth, Althaver and Steamfitters Local 449 Pension Fund complaints also name Howard Hochhauser and Spectrum as defendants. All of these actions have been consolidated as In re: Ancestry.com Inc. Shareholder Litigation (Consolidated C.A. No. 7988). The complaints generally allege that the individual defendants breached their fiduciary duties in connection with their consideration and approval of the Merger and that the entity defendants aided and abetted those breaches. The complaints seek, among other relief, declaratory and injunctive relief enjoining the Transaction. On December 17, 2012, the Court heard argument in In re: Ancestry.com Inc. Shareholder Litigation on plaintiffs’ motion to preliminarily enjoin the proposed merger between the Predecessor and Merger Sub and the upcoming special meeting of the Predecessor’s stockholders that was to be held to vote on the Merger. At the conclusion of the hearing, the Court required that the Predecessor disclose certain information before the special meeting of the Predecessor’s stockholders could proceed and otherwise denied the substantive aspects of the motion for a preliminary injunction. The information required to be disclosed by the Court was disclosed on December 19, 2012 and the Merger was consummated on December 28, 2012. The litigation has continued following the consummation of the transaction.

On March 8, 2013, the plaintiffs filed an amended complaint. The amended complaint, like the original operative complaint, names Ancestry.com, the members of Ancestry.com’s then-board of directors, Ancestry.com’s Chief Executive Officer and Chief Financial Officer, Permira, Holdings, Merger Sub. and entities associated with Spectrum Equity as defendants. The amended complaint generally alleges that Ancestry’s then-board of directors, its Chief Executive Officer and Chief Financial Officer and the entities associated with Spectrum breached their fiduciary duties in connection with their consideration and approval of the merger transaction and that Ancestry filed a materially false and misleading proxy in connection with the Merger. In addition, the amended complaint alleges that Permira and its affiliated entities aided and abetted the above-described alleged breaches of fiduciary duty. The amended complaint seeks compensatory damages and an award of the costs and disbursements incurred in the litigation. On April 26, 2013, all of the defendants named in the amended complaint filed motions seeking to have the amended complaint dismissed. On July 19, 2013, the motions to dismiss were fully briefed and argument on motions has been scheduled for September 27, 2013.

Appraisal Litigation (In re: Appraisal of Ancestry.com Inc.)

Following the consummation of the Transaction, three former shareholders, who, combined, owned approximately 1.415 million shares of our Predecessor’s common stock have instituted two separate appraisal proceedings in the Court of Chancery of the State of Delaware pursuant to Del. C. § 262: Merion Capital, L.P. v. Ancestry.com, Inc. (C.A. No. 8173) and Merlin Partners LP et al. v. Ancestry.com Inc. (C.A. No. 8175). The two appraisal petitions allege that the $32 per share price paid to our Predecessor’s shareholders in the Transaction did not represent the fair value of the Company on the date the Transaction was consummated. On June 24, 2013, the Court consolidated the two pending appraisal proceedings as In re: Appraisal of Ancestry.com Inc.

In view of the inherent difficulty of predicting the outcome of such litigation, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, we generally cannot predict or reasonably estimate what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what any loss or range of loss related to each pending matter may be. With respect to our outstanding legal matters, we believe that we have substantial defenses to the claims asserted by the claimants in the litigations to which we are a party. Based on our current knowledge, we do not believe that a loss, if any, arising from the pending matters should have a material adverse effect on our consolidated financial position.

We may become party to various legal proceedings and other claims that arise in the ordinary course of business or otherwise in the future. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. While we cannot assure the ultimate outcome of any legal proceeding or contingency in which we are or may become involved, we do not believe that any pending legal claim or proceeding arising in the ordinary course will be resolved in a manner that would have a material adverse effect on our business. Although we consider the likelihood of such an outcome to be remote, if one or more these legal matters resulted in an adverse money judgment against the Company, such a judgment could have a material adverse effect on our operating results and financial conditions. See the risk factors “Expenses or liabilities resulting from litigation could adversely affect our results of operations and financial condition” and “Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our websites, content indexes, and marketing and advertising activities,” under the heading “Risk Factors.”

Item 1A.	Risk Factors

A wide range of factors could materially affect our performance. The following factors and other information included in this Quarterly Report should be carefully considered. Although the risk factors described below are the ones management deems significant, additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following events actually occur, our business, financial condition and results of operations could be adversely affected.

Risks Related to Our Business

If our efforts to retain and attract subscribers are not successful, our revenues may be materially affected.

We generate substantially all of our revenues from subscriptions to our services. We must continue to retain existing and attract new subscribers, which we seek to do in part by investing in our product platform and new services and technologies, such as mobile, AncestryDNA and Archives.com. If our efforts to satisfy our existing subscribers are not successful, we may not be able to retain them, and, as a result, our revenues would be adversely affected. For example, if consumers do not perceive our services to be reliable, valuable and of high quality, if we fail to regularly introduce new and improved services and more content, or if we introduce new services that are not favorably received by the market, we may not be able to retain existing or attract new subscribers. We rely on our marketing and advertising efforts to attract new subscribers. If we are unable to effectively retain existing subscribers and attract new subscribers, our business, financial condition and results of operations would be materially adversely affected.

The relative service levels, pricing and related features of competitors to our products and services are some of the factors that may adversely impact our ability to retain existing subscribers and attract new subscribers. Some of our current competitors provide genealogical records free of charge. Some governments or private organizations may make historical records available online at no cost to consumers and some commercial entities could choose to make such records available on an advertising-supported basis rather than a subscription basis. In addition to competition from outside services, certain of our products, such as Archives.com, may compete with our Ancestry.com websites for subscribers and weaken our Ancestry.com brand. If consumers are able to satisfy their family history research needs at no or lower cost, they may not perceive value in our products and services. If our efforts to satisfy and retain our existing subscribers are not successful, we may not be able to continue to attract new subscribers through word-of-mouth referrals. Further, subscriber growth, or our number of subscribers, may decrease as a result of a decline in interest in family history research. Any of these factors could cause our subscriber growth rate, or our number of subscribers, to fall, which would materially adversely impact our business, financial condition and results of operations.

Our recent performance may not be sustainable, which could negatively affect our financial condition and results of operations.

Our revenues have grown rapidly, increasing from $197.6 million in 2008 to $487.1 million for the combined period December 29, 2012 to December 31, 2012 and January 1, 2012 to December 28, 2012, representing a compound annual growth rate of 25.3%. Since we do not expect to sustain our historical growth rate in future periods, you should not rely on the revenue growth of any prior year or other period as an indication of our future performance. Additionally, we expect to continue to devote substantial resources and funds to improving our technologies and product offerings, including new product offerings, and to continue acquiring new and relevant content and also to expanding awareness of our brand and category through marketing, which may reduce our margins in the near term. If our growth rate were to decline significantly or become negative, it could materially adversely affect our financial condition and results of operations.

If we experience excessive rates of subscriber cancellation, our revenues and business may be harmed.

We must continually add new subscribers both to replace subscribers who choose to cancel their subscriptions and to grow our business beyond our current subscriber base. Subscribers choose to cancel their subscriptions for many reasons, including a desire to reduce discretionary spending, a perception that they do not have sufficient time to use the service or otherwise do not use the service sufficiently, the service is a poor value, competitive services provide a better value or experience or subscriber service issues are not satisfactorily resolved. Subscribers may choose to cancel their subscriptions at any time prior to the renewal date. We may also experience fluctuations in cancelations as we pursue new subscribers through new marketing channels or if we have a large number of subscriptions come up for renewal in the same period.

If our subscriber cancellations increase, we would be required to increase the rate at which we add new subscribers in order to maintain and grow our revenues. If excessive numbers of subscribers cancel our service, we may be required to incur significantly higher marketing and advertising expenses than we currently anticipate to replace these subscribers with new subscribers. If we are unable to attract new subscribers in numbers greater than the impact of our cancellations, our subscriber base will decrease and our business, financial condition and results of operations may be materially adversely affected.

A change in our mix of subscription durations could have a significant impact on our revenues, net subscribers and revenue visibility.

We continually evaluate and test the types of subscriptions that we offer. Based on the results of any product or price testing conducted, we may change the types of subscriptions we offer or we may price and market different types of subscriptions. Currently, the majority of our subscribers have a subscription duration of six months or greater. If a higher percentage of our subscribers choose a shorter subscription duration, we would likely experience higher cancellation volumes, which may result in decreased immediate and long-term revenues. In the future, we may continue to perform product and price tests involving our users, the results of which could affect our number or mix of subscribers and may have a material adverse impact on our results of operations, and key operating metrics.

Additionally, the largely long-term commitments of our subscribers have enhanced our near-term visibility on our revenues, which we believe has enabled us to more effectively manage the growth of our business and provide working capital benefits. A change in the mix of subscriptions from longer to shorter durations could cause a reduction in this near-term visibility, which could make it more difficult to manage our growth and effectively budget future working capital requirements.

Acquisitions, if any, may not be completed within the expected timeframe or at all, and businesses or technologies we acquire could prove difficult to integrate, disrupt our ongoing business or have a material adverse effect on our results of operations.

As part of our business strategy, we engage in acquisitions of businesses or technologies from time to time to augment our organic or internal growth. During the period from January 1, 2012 to December 28, 2012, our Predecessor made various acquisitions for approximately $114.5 million, including the acquisition of Archives.com in August 2012 for $100.0 million in cash consideration plus assumed liabilities. While we have engaged in acquisitions in the past, our experience with integrating and managing acquired businesses or assets is still limited. Acquisitions involve challenges and risks in negotiation, execution, valuation and integration. Moreover, we may not be able to find suitable acquisition opportunities on terms that are acceptable to us or if we do, we may be delayed or unsuccessful in completing the transaction. We could assume the economic risks of such failed or unsuccessful acquisitions. Even if successfully negotiated, closed and integrated, certain acquisitions may not advance our business strategy, may fall short of expected return-on-investment targets or may fail. Any recent or future acquisition could involve numerous risks, including:

•	potential disruption of our ongoing business and distraction of management;

•	difficulty integrating the operations and products of the acquired business;

•	inability to effectively operate the new business;

•	exposure to unknown liabilities, including litigation, against the companies we acquire;

•	use of cash or borrowings under our Revolving Facility or otherwise to fund the acquisition or for unanticipated expenses;

•	additional outside service costs, including legal, accounting and consulting fees;

•	additional costs due to differences in culture, geographical locations and duplication of key talent;

•	difficulty integrating the financial reports of the acquired business in our consolidated financial statements and implementing our internal controls in the acquired business;

•	potential impairment of goodwill and acquired intangible assets;

•	potential loss of key employees or customers of the acquired company; and

•	potential weakening of our core business due to competition for subscribers and revenues from acquired businesses.

We may not be successful in addressing these risks or any other problems encountered in connection with any attempted acquisitions.

Because we recognize revenues from subscriptions to our service over the term of the subscription, downturns or upturns in subscriptions may not be immediately reflected in our operating results and therefore could affect our operating results in later periods.

We recognize revenues from subscribers ratably over the term of their subscriptions. Since the majority of our subscription durations have been greater than three months, a large portion of our revenues for each quarter have reflected deferred revenues from subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will not necessarily be fully reflected in revenues in that quarter but will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns or upturns in subscriptions or market acceptance of our service, or changes in monthly churn, may not fully impact our results of operations until future periods.

If our marketing and advertising efforts fail to generate additional revenues on a cost-effective basis, or if we are unable to manage our marketing and advertising expenses, it could materially harm our results of operations and growth.

Our future growth and profitability, as well as the maintenance and enhancement of our brands, will depend in large part on the effectiveness and efficiency of our marketing and advertising expenditures. We use a diverse mix of marketing and advertising programs to promote our products and services, and we periodically adjust our mix of these programs. Significant increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expense or cause us to choose less effective marketing and advertising channels. We have experienced price increases in some of our marketing and advertising channels, including television. Television advertising comprises a large percentage of our marketing and advertising expense, which may have significantly higher costs than other channels and which could materially adversely affect our profitability. Further, we may over time become disproportionately reliant on one channel or partner, which could increase our operating expenses. Because we recognize revenues ratably over the subscription period, we have incurred and may in the future incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenues associated with such expenses, and our marketing and advertising expenditures may not continue to result in increased revenues or generate sufficient levels of brand awareness. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace existing marketing and advertising channels with similarly effective channels, our marketing and advertising expenses could increase substantially, our subscriber levels could be affected adversely, and our business, financial condition and results of operations may suffer. In addition, our expanded marketing efforts may increase our subscriber acquisition cost, as additional expenses may not result in sufficient customer growth to offset cost, which would have an adverse effect on our business, financial condition and results of operations.

We face competition from a number of different sources, and our failure to compete effectively could materially impact our revenues, results of operations and financial condition.

We face competition in our business from a variety of organizations, some of which provide genealogical records free of charge. We expect competition to increase in the future. Many external factors, including the cost of marketing, content acquisition and technology and our current and future competitors’ pricing and marketing strategies can significantly affect our competitive strategies, including pricing. If we fail to meet our subscribers’ expectations, we could fail to retain existing or attract new subscribers, either of which could harm our business and results of operations.

Ancestry.com and our other websites face competition from:

•

FamilySearch, and its Web site FamilySearch.org, a genealogy organization that is part of The Church of Jesus Christ of Latter-day Saints. FamilySearch has an extensive collection of paper and microfilm records. FamilySearch has digitized a large quantity of these records and has published them online at FamilySearch.org, where it makes them available to the public for free and through thousands of family history centers located throughout the world. FamilySearch is a well-funded organization and is undertaking a large-scale digitization project to make its collection available online. FamilySearch has partnered and may in the future partner with other commercial entities to broaden the distribution of its records.

•

Commercial entities, including online genealogical research services, library content distributors, search engines and portals, retailers of books and software related to genealogical research and family tree creation and family history oriented social networking websites.

•

Non-profit entities and organizations, genealogical societies, governments and agencies that may make vital statistics or other records available to the public for free or that partner with commercial entities to make their records widely-available.

We expect our competition to grow, both through industry consolidation and the emergence of new participants in our existing markets. We will also face competitors in new markets that we enter. For example, we face competition from other companies, such as 23andme, in providing family history DNA services. Our future competitors may include other Internet-based businesses, governments, religious organizations, not-for-profit entities and other entities. The market for Internet-based services evolves at a very rapid pace, and our competitors may offer products and services that are superior to any of our products and services. In addition, Internet business models are constantly changing. The online family history market could move to an advertising-supported model to the detriment of our subscription-based model. Our competitors may have greater resources, more well-established brand recognition or more sophisticated technologies, such as search algorithms, than we do. Our competitors may more easily obtain relevant records in domestic and international markets or offer new categories of content, products or services before we do, or at lower prices, which may give them a competitive advantage in attracting subscribers. In addition to competition from outside sources, certain of our products, such as Archives.com may compete with and weaken our Ancestry.com brand.

To compete effectively, we may need to expend significant resources on content acquisition, technology or marketing and advertising, which could reduce our margins and have a material adverse effect on our business, financial condition and results of operations. If we do not compete effectively, our ability to retain and expand our subscriber base, and our revenues, results of operations and financial condition, could be materially adversely affected.

Because we generate substantially all of our revenues from online family history resources, particularly in the United States and United Kingdom, a decline in demand for our services or for online family history resources in general, and particularly of the United States and United Kingdom, could cause our revenues to materially decline.

We generate substantially all of our revenues from our online family history services, and we expect that we will continue to depend upon our online family history services for substantially all of our revenues in the foreseeable future. Because we depend on our online family history services, factors such as changes in consumer preferences for these products may have a disproportionately greater impact on us than if we offered multiple services. The market for online family history resources, and for consumer services in general, is subject to rapidly changing consumer demand and trends in preferences. If consumer interest in our online family history services declines, or if consumer interest in family history in general declines, we would likely experience a significant loss of revenues and net income. Some of the potential factors that could affect interest in and demand for online family history services include:

•	individuals’ interest in, and their willingness to spend time and money, conducting family history research;

•	availability of discretionary funds;

•	awareness of our brand and the family history category;

•	the appeal, reliability and performance of our services;

•	the price, performance and availability of competing family history products and services;

•	public concern regarding privacy and data security;

•	our ability to maintain high levels of customer satisfaction; and

•	the rate of growth in online commerce generally.

In addition, substantially all of our revenues are from subscribers in the United States and the United Kingdom, and, to a lesser extent, Australia and Canada. Consequently, a decrease of interest in and demand for online family history services or increased competition in these countries could have a disproportionately greater impact on us than if our geographical mix of revenues were less concentrated.

Challenges in acquiring historical content and making it available online could adversely affect our ability to retain and expand our subscriber base, and therefore could materially affect our business, financial condition and results of operations.

In order to retain and expand our subscriber base, both domestically and internationally, we must continue to expend significant resources to acquire significant amounts of additional historical content, digitize it and make it available to our subscribers online. We face legal, logistical, cultural and commercial challenges in acquiring new content. Relevant governmental records may be widely dispersed and held at a national, state or local level. Religious and private records are even more widely dispersed.

These problems often pose particular challenges in acquiring content internationally. Desirable content may not be available to us on favorable terms, or at all, due to competition for a particular collection, privacy concerns relative to information contained in a given collection or our lack of negotiating leverage with a certain content provider. For example, some of our most popular databases include “vital records” content—namely, historical birth, marriage and death records—made available by certain governmental agencies. To help prevent identity theft, or even terrorist activities, governments may attempt to restrict the release of all or substantial portions of their vital records content, and particularly birth records, to third parties. If these efforts are successful, it may limit or altogether prevent us from acquiring these types of vital record content or continuing to make them available online. In some cases, we have had to lobby for legislation to be changed or otherwise work to surmount administrative or other bureaucratic hurdles to enable government or other bodies to grant us access to records.

While we own or license most of the images in our database, we generally do not own the underlying historical documents. If owners of content have sold or licensed the rights to digitize that content, even on a non-exclusive basis, they may elect not to sell or license it for digitization purposes to any other person. Therefore, if one of our competitors acquires rights to digitize a set of content, even on a non-exclusive basis, we may be unable to acquire rights to digitize that content. Conversely, the owners of historical records may allow more than one party to digitize those records and our competitors may digitize and make available the same content that we offer. In some cases, acquisition of content involves competitive bidding, and we may choose not to bid or may not successfully bid to acquire content rights. In addition, a number of governmental bodies and other organizations are interested in making historical content available for free and owners of historical records may license or sell their records to such governmental bodies and organizations in addition to or instead of licensing or selling their content to us. Our inability to offer certain vital records or other valuable content as part of our family history research databases or the widespread availability of such content elsewhere at lower cost or for free could result in our subscription services becoming less valuable to consumers, which could have a material adverse impact on our number of subscribers, and therefore on our business, financial condition and results of operations.

We depend in part upon third party licenses for some of our historical content, and a loss of these licenses, or disputes regarding royalties under these licenses, could adversely affect our ability to retain and expand our subscriber base, and therefore could materially affect our revenues, financial condition and results of operations.

We acquire a portion of our content pursuant to ongoing license agreements. Some of these agreements have finite terms, and we may not be able to renew the agreements on terms that are advantageous to us or at all. For example, we license a significant amount of our United Kingdom content from The National Archives of the United Kingdom under several license agreements that generally have ten-year terms, with varying automatic extension periods. The agreements are generally terminable by either party for breach by the other party and by The National Archives of the United Kingdom upon our insolvency or bankruptcy. Some of these agreements also contain change in control provisions that may permit The National Archives of the United Kingdom to terminate these licenses.

If a current or future license for a significant content collection were to be terminated, we may not be able to obtain a new license on terms advantageous to us or at all, and we could be required to remove the relevant content from our websites, either immediately or after some period of time. If a content provider were to license or sell us content in violation of that content provider’s agreements with other parties, we could be required to remove that content from our websites. If we were required to remove a material amount of content from our websites, as a result of the termination of one or more licenses or otherwise, it could adversely affect our business and results of operations. Some of these license agreements restrict the manner in which we use the applicable content, which could limit our ability to leverage that content for new uses as we expand our business. We pay royalties under some of these license agreements, and the other party to those royalty-bearing agreements may have a right to audit the calculation of our royalty payments. If there were to be a disagreement regarding the calculation of royalty payments, we could be required to make additional payments under those agreements. We also have indemnification obligations under many of these agreements. We could experience claims in the future which, if material, could have a negative impact on our results of operations and financial condition.

Digitizing and indexing new content can take a significant amount of time and expense, and can expose us to risks associated with the loss or damage of historical documents. Our inability to maintain or acquire content or make new content available online in a timely and cost-effective manner, or liability for loss of historical documents, could have a material adverse effect on our business, financial condition and results of operations.

Digitizing and indexing new historical content can take a significant amount of time and expense, and we generally incur the expenses related to such content significantly in advance of the time we can make it available to our subscribers. We have made significant investments to acquire, digitize and index content, including content acquired through business acquisitions, and we expect to continue to spend significant resources on content. Increases in the cost or time required to digitize and index new content could harm our financial results. Currently, two transcription vendors perform a substantial portion of our data transcription as measured by cost. We do not have long-term contracts with any of our transcription vendors. If we were to replace one of these transcription vendors for any reason, we would be required to provide extensive training to the new vendor, which could delay our ability to make our new content available to our subscribers, and our relationships with the new transcription vendors may be on financial or other terms less favorable to us than our existing arrangements. Our inability to maintain or acquire content or to make new content available online in a timely and cost-effective manner would have a material adverse effect on our business, financial condition and results of operations.

While we are digitizing content, we may be in possession of valuable and irreplaceable original historical documents. While we maintain insurance with respect to such documents, any loss or damage to such documents, while in our possession, could cause us significant expense and could have a material adverse effect on our reputation and the potential willingness of content owners to license or lend their content to us.

Our failure to attract, integrate and retain highly qualified personnel in the future could harm our business.

To execute our growth plan, we must attract and retain highly-qualified personnel. Competition for these employees is intense, and we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly-skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock-based awards they may receive in connection with their employment and may be concerned about the prospects of stock-based compensation in light of our recent acquisition. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and future growth prospects could be materially adversely affected.

We currently outsource some of our customer service, DNA testing services and product development activities to third parties, which exposes us to significant risks if these parties fail to perform under our agreements with them.

Because we currently outsource some of our customer service, DNA testing services and product development activities to third parties, we have less control over the work produced by these providers than over our own employees. If customer service or DNA testing personnel fail to perform in accordance with the terms of our agreements, we may fail to meet customer expectations. If third-party developers fail to adequately protect or transfer our intellectual property rights in our products, our intellectual property portfolio could be damaged. These outcomes could result in negative publicity, damage our reputation and brands and have a material adverse effect on our business and results of operations.

Our growth could strain our personnel, technology and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, and hire and integrate appropriate personnel, we may not be able to successfully implement our business plan.

Our growth in operations has placed a strain on our management, administrative, technological, operational and financial infrastructure. Anticipated future growth, including growth related to the broadening of our product and service offerings and growth related to the acquisition of businesses, such as Archives.com, will continue to place similar strains on our personnel, technology and infrastructure. Our full-time employee headcount, excluding subscriber service employees, increased approximately 23% for the period from January 1, 2012 to December 28, 2012, and we plan to continue to hire additional personnel in 2013. Particularly when adding staff quickly, we may not make optimal hiring decisions or may not integrate personnel effectively. Increased activity on our websites, particularly sudden increases, could strain our capacity and result in Web site performance issues or cause us to hit limitations in our present infrastructure or other technology. Our success will depend in part upon the management ability of our officers with respect to growth opportunities. To manage the expected growth of our operations, we will need to continue to improve our operational, financial, technological and management controls and our reporting systems and procedures. Additional personnel and capital investments will increase our cost base, which, if we fall short of anticipated revenue growth, will make it more difficult to decrease expenses in the short term. If we fail to successfully manage our growth, it could materially adversely affect our business, financial condition and results of operations.

Any significant disruption in service on our websites or in our computer systems, which are currently hosted primarily by a single third-party, could damage our reputation and result in a loss of subscribers, which would harm our business and operating results.

Subscribers access our service through our websites, where our family history research databases are located, and our internal billing software and operations are integrated with our product and service offerings. Our brand, reputation and ability to attract, retain and serve our subscribers depend upon the reliable performance of our websites, network infrastructure, content delivery processes and payment systems. We have experienced interruptions in these systems in the past, including server failures that temporarily slowed down our websites’ performance and users’ access to content, or made our websites inaccessible, and we may experience interruptions in the future. Interruptions in these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our websites and prevent our subscribers from accessing our data and using our products and services. Problems with the reliability or security of our systems may harm our reputation and require disclosure to our lenders, and the cost of remedying these problems could negatively affect our business, financial condition and results of operations.

Substantially all of our communications, network and computer hardware used to operate our websites are co-located in a facility in Salt Lake City, Utah. We do not own or control the operation of this facility. We have established a disaster recovery facility located at a third-party facility in Denver, Colorado. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of the foregoing events could result in damage to our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur. Our systems are not completely redundant, so a failure of our system at our primary site could result in reduced functionality for our customers, and a total failure of our systems at both sites could cause our websites to be inaccessible by our customers. Problems faced by our third-party Web hosting provider, with the telecommunications network providers with whom it contracts or with the systems by which it allocates capacity among its customers, including us, could adversely affect the experience of our subscribers. Our third-party Web hosting provider could decide to close its facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy reorganization, faced by our third-party Web hosting provider or any of the service providers with whom it contracts may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our third-party Web hosting provider is unable to keep up with our growing needs for capacity, this could have a material adverse effect on our business. Any errors, defects, disruptions or other performance problems with our services could harm our reputation and have an adverse effect on our business, financial condition and results of operations.

We face many risks associated with our plans to continue to expand our international offerings and marketing and advertising efforts, which could have a material adverse effect on our business, financial condition and results of operations.

As of June 30, 2013, approximately 29% of subscribers to our Ancestry.com websites and for the three and six months ended June 30, 2013, approximately 24% of our subscription revenues were from locations outside the United States. We are subject to many of the risks of doing business internationally, including the following:

•	exposure to foreign currency exchange rate fluctuations;

•	compliance with foreign laws and the interpretation of those laws, including tax and employment laws, and anti-bribery laws;

•	compliance with changing and conflicting legal and regulatory regimes;

•	compliance with U.S. laws affecting operations outside of the U.S., including the Foreign Corrupt Practices Act;

•	compliance with varying and conflicting intellectual property laws;

•	effects of repatriating cash earned in foreign jurisdictions;

•	difficulties in staffing and managing international operations;

•	prevention of business or user fraud; and

•	effective implementation of internal controls and processes across diverse operations and a dispersed employee base.

We anticipate that our continuing international expansion will entail increased marketing and advertising of our products, services and brands, and the development of localized websites throughout our geographical markets. We may not succeed in these efforts or achieve our subscriber acquisition or other goals. For some international markets, customer preferences and buying behaviors may be different than those in our current markets, and we may use business models that are different from our traditional subscription models. Our revenues from new foreign markets may not exceed the costs of acquiring, establishing, marketing and maintaining international offerings, and therefore may not be profitable on a sustained basis, if at all. The risks of international expansion include:

•	difficulties in developing and marketing our offerings and brands as a result of distance, language and cultural differences;

•	more stringent consumer and data protection laws;

•	inability to effectively deal with local socio-economic and political conditions;

•	technical difficulties and costs associated with the localization of our service offerings;

•	strong local competitors; and

•	lack of experience in certain geographical markets.

One or more of these factors could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to improve market recognition of and loyalty to our brands, or if our reputation were to be harmed, we could lose subscribers or fail to increase the number of subscribers, which could have a material adverse effect on our revenues, results of operations and financial condition.

We believe that maintaining and enhancing our Ancestry.com brand and other brands is critical to our success. We believe that the importance of brand recognition and loyalty will only increase in light of increasing competition in our markets. We plan to continue to promote our brands, both domestically and internationally, but there is no guarantee that our selected strategies will increase the favorable recognition of our brands. Some of our existing and potential competitors, including search engines, media companies and government and religious institutions have well-established brands with greater brand recognition than we have.

Additionally, from time to time, our subscribers express dissatisfaction with our service, including, among other things, dissatisfaction with our auto-renewal and other billing policies, our handling of personal data and the way our services operate. To the extent that dissatisfaction with our service is widespread or not adequately addressed, our brand may be adversely impacted. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain subscribers may be adversely affected. In addition, even if our brand recognition and loyalty increase, this may not result in increased use of our products and services or higher revenues. Many of our subscribers are passionate about family history research, and many of these subscribers participate in blogs on this topic both on our websites and elsewhere. If actions we take or changes we make to our products upset these subscribers, their blogging could negatively affect our brand and reputation, which could have a material adverse effect on our revenues, results of operations and financial condition.

Our future growth may differ materially from our historic growth rates and our projections, which could have a material adverse effect on our results of operations and financial condition.

Online family history research is a relatively young industry. Consequently, it is difficult to predict the ultimate size of the industry and the acceptance by the market of our products and services. Our business strategy and projections rely on a number of assumptions, some or all of which may be incorrect. For example, we believe that consumers will be willing to pay for subscriptions to our online family history resources, notwithstanding the fact that some of our current and future competitors may provide such resources free of charge. We cannot accurately predict whether our products and services will achieve significant acceptance by potential users in significantly larger numbers than at present. You should therefore not rely on our historic growth rates as an indication of future growth.

If we are unable to continually enhance our products and services and adapt them to technological changes and subscriber needs, we may not remain competitive and our business may fail to grow or decline.

Our business is rapidly changing. To remain competitive, we must continue to provide relevant content and enhance and improve the functionality and features of our products and services. If we fail to do so, or if competitors introduce new solutions embodying new technologies, our existing products and services may become obsolete. Our future success will depend, among other things, on our ability to:

•	anticipate demand for new products and services;

•	enhance our existing solutions, cross-platform compatibility, systems capacity and processing speed; and

•	respond to technological advances on a cost-effective and timely basis.

Developing the technologies in our products entails significant technical and business risks. We may use new technologies ineffectively, or we may fail to adapt our products and services to the demands of our subscribers. If we face material delays in introducing new or enhanced solutions, our subscribers may forego the use of our solutions in favor of those of our competitors.

Our mobile apps are becoming an increasingly important way for new users to register or subscribe. Most mobile apps are downloaded from various service providers that do not currently charge us fees or commissions. If one or more of these service providers were to begin to impose fees or commissions upon us in connection with their distribution of our mobile apps, or prohibit us from distributing our mobile apps on their platforms, we may be unable to attract on a cost-effective basis a similar number of new registered users that we can convert to subscribers, which could materially affect our financial condition and results of operations.

We cannot predict the impact on our business from the television show “Who Do You Think You Are?,” a fourth season of which began airing on a new network in July 2013.

We have purchased product integration in a new season of the television show, “Who Do You Think You Are?,” which began to air in the United States on TLC in July 2013. We previously purchased product integration in all three seasons of the “Who Do You Think You Are?” series that aired on NBC. The airing of the three seasons of this series in 2010-2012, together with our increased television advertising, caused increased interest in our core business that resulted in a greater number of subscribers. We do not expect that the new season of the show will have a similar effect on our business. If we do not receive sufficient benefits from “Who Do You Think You Are?,” or if the show is not well received on its new network or is cancelled, the visibility of our core business and our brand may be reduced and our results of operations, financial condition and key metrics, such as net subscriber additions, may be materially adversely affected.

Undetected product or service errors or defects could result in the loss of revenues, delayed market acceptance of our products or services or claims against us.

We offer a variety of Internet-based services and a software product, Family Tree Maker, which are complex and frequently upgraded. Our Internet-based services and software product may contain undetected errors, defects, failures or viruses, especially when first introduced or when new versions or enhancements are released. Despite product testing, our products, or third party products that we incorporate into our products, may contain undetected errors, defects or viruses that could, among other things:

•	require us to make extensive changes to our subscription services or software product, which would increase our expenses;

•	expose us to claims for damages;

•	require us to incur additional technical support costs;

•	cause a negative registered user reaction that could reduce future sales;

•	generate negative publicity regarding us and our subscription services and software product; or

•	result in subscribers delaying their subscription or software purchase or electing not to renew their subscriptions.

Any of these occurrences could have a material adverse effect upon our business, financial condition and results of operations.

We use a single-source supplier for our DNA testing needs, which could materially harm our business by adversely affecting the availability, quality and cost of our DNA testing services.

We currently obtain DNA testing analysis and the technology used in our DNA testing kits from a single-source supplier. If our DNA analysis is delayed or curtailed by such source, we may not be able to meet our customers’ expectations with respect to timing, quality and price. Even if we were able to locate alternative laboratories, qualification of an alternative lab, obtaining the appropriate technology and establishment of reliable DNA analysis could result in delays and a possible loss of sales, which could materially harm our operating results. We may also be unable to locate an alternative laboratory that can provide the necessary services and technology at comparable prices, which could result in an increase in the cost of our DNA testing services.

Reliance on a single-source laboratory subjects us to a risk of delays, as well as a risk of increased cost and/or reduced quality of our DNA testing services. In addition, faulty analyses from our DNA testing provider could harm our reputation and may adversely affect our future DNA revenues and the success of our DNA testing services.

Privacy concerns could require us to incur significant expense and modify our operations in a manner that could result in restrictions and prohibitions on our use of certain information, and therefore harm our business.

As part of our business, we make biographical and historical data available through our websites, we use registered users’ personal data for internal purposes and we host websites and message boards, among other things, that contain content supplied by third parties. In addition, in connection with our AncestryDNA testing services, we obtain biological DNA samples used for genetic testing. For privacy or security reasons, privacy groups, governmental agencies and individuals may seek to restrict or prevent our use or publication of certain biological or historical information pertaining to individuals, particularly living persons. Because most of our genetic testing of DNA samples is outsourced to third-party service providers, we have less control over privacy and security measures. If our third-party DNA testing providers fail to comply with privacy and security standards, as required pursuant to the terms of our agreements with such providers, this could have a material adverse effect on our business, financial condition and results of operations. We will also face additional privacy issues as we expand into other international markets, as many nations have privacy protections more stringent than those in the United States. We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Increased domestic or international regulation of data utilization and distribution practices, including self-regulation, could require us to modify our operations and incur significant expense, which could have a material adverse effect on our business, financial condition and results of operations.

Our possession and use of personal information present risks and expenses that could harm our business. Unauthorized disclosure or use of such data, whether through breach of our network security or otherwise, could expose us to significant liability and damage our reputation.

Maintaining the security of our information technology and network systems infrastructure is of critical importance because we handle confidential subscriber, registered user, employee and other sensitive data, such as names, addresses, credit card numbers and other personal information. In addition, our online systems include the content that our registered users upload onto our websites, such as family records and photos. This content is often personally meaningful, and our registered users may rely on our online system to store digital copies of such content. If we were to lose such content, if our users’ private content were to become publicly available or if third parties were able to gain unauthorized access to such content, we may face liability and harm to our brand and reputation.

Almost all of our subscribers use credit and debit cards to purchase our products and services. If we or our processing vendors were to have problems with our billing software, it could have an adverse effect on our subscriber satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment services. In addition, if our billing software fails to work properly and, as a result, we do not charge our subscribers’ credit cards on a timely basis or at all, our business, financial condition, cash flows and results of operations could be materially affected.

We and our vendors use commercially available encryption technology to transmit personal information when taking orders. We use security and business controls to limit access and use of personal information, including registered users’ uploaded content. However, third parties may be able to circumvent these security and business measures including by developing and deploying viruses, worms and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks. In addition, employee error, malfeasance or other errors in the storage, use or transmission of personal information could result in a breach of registered user or employee privacy.

There can be no assurances that we will be able to continue to operate our facilities and customer service and sales operations in accordance with industry practices such as Payment Card Industry Data Security 23 Standards. Even if we remain compliant with those standards, we may not be able to prevent security breaches involving customer transaction data. If we experience a security breach or other lapse in the handling of confidential information of this kind, the incident could give rise to risks including data loss, litigation and liability, and could harm our reputation or disrupt our operations, any of which could materially adversely affect our business. We have experienced “denial-of-service” and other attacks in the past that have slowed our systems. In addition, various states and countries have differing laws regarding protection of customer privacy and confidential information, including notification requirements in the event of certain breaches or losses of information. Efforts to comply with these laws and regulations increase our costs of doing business and failure to achieve compliance could result in substantial liability to our business and harm our reputation. In the event of a security breach or loss of confidential information, we could be subject to fines, penalties, damages and other remedies under applicable laws, any of which could have a material adverse impact on our reputation, business, operating results and financial condition.

If third parties improperly obtain and use the personal information of our registered users or employees, we may be required to expend significant resources in efforts to address these problems. A major breach of our network security and systems could have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced demand for our products and services, an unwillingness of subscribers to provide us with their credit card or payment information, an unwillingness of registered users to upload family records or photos onto our websites, harm to our reputation and brand and loss of our ability to accept and process subscriber credit card orders. Similarly, if a well-publicized breach of data security at any other major consumer Web site were to occur, there could be a general public loss of confidence in the use of the Internet for commercial transactions. Any of these events could have material adverse effects on our business, financial condition and results of operations. In addition, we may have inadequate insurance coverage to compensate for any related losses.

Any claims related to activities of registered users and the content they upload could result in expenses that could harm our results of operations and financial condition.

Our registered users often upload their own content onto our websites. The terms of use of such content are set forth in the terms and conditions of our websites and a submission agreement to which registered users must agree when they upload their content. Disputes or negative publicity about the use of such content could make users more reluctant to upload personal content or harm our reputation. We do not review or monitor content uploaded by our registered users, and could face claims arising from or liability for making any such content available on our websites. In addition, our collaboration tools and other features of our site allow subscribers to contact each other. While subscribers can choose to remain anonymous in such communications, subscribers may choose to engage with one another without anonymity. If any such contact were to lead to fraud or other harm, we may face claims against us and negative publicity. Litigation to defend these claims or efforts to counter any negative publicity could be costly and any other liabilities we incur in connection with any such claims may have a material adverse effect on our business, financial condition and results of operations.

Increases in credit card processing fees would increase our operating expenses and adversely affect our results of operations, and the termination of our relationship with any major credit card company could have a severe, negative impact on our ability to collect revenues from subscribers.

The majority of our subscribers pay for our products and services using credit cards. From time to time, the major credit card companies or the issuing banks may increase the fees that they charge for each transaction using their cards. An increase in those fees would require us to increase the prices we charge for our products and services or negatively impact our profitability, either of which could materially affect our business, financial condition and results of operations.

In addition, our credit card fees may be increased by credit card companies if our chargeback rate or the refund rate exceeds certain thresholds. If we are unable to maintain our chargeback rate at acceptable levels, our credit card fees for chargeback transactions, or for all credit card transactions, may be increased, and, if the problem significantly worsens, credit card companies may further increase our fees or terminate their relationships with us. Any increases in our credit card fees could adversely affect our results of operations, particularly if we elect not to raise our subscription rates to offset the increase. The termination of our ability to process payments on any major credit or debit card would significantly impair our ability to collect revenues from subscribers.

Our operating results depend on numerous factors and may fluctuate from period to period, which could make them difficult to predict.

Our quarterly and annual operating results are tied to certain financial and operational metrics that have fluctuated in the past and may fluctuate significantly in the future. As a result, you should not rely upon our past operating results as indicators of future performance. Our operating results depend on numerous factors, many of which are outside of our control. For the reasons set forth in this Risk Factors section or other reasons, the results of any prior quarterly or annual periods should not be relied upon as indications of our future performance and our revenues and operating results in the future may differ materially from the expectations of management or investors.

If government regulation of the Internet or other areas of our business changes or if consumer attitudes toward use of the Internet change, we may need to change the way we conduct our business in a manner that is less profitable or incur greater operating expenses, which could harm our results of operations.

The adoption, modification or interpretation of laws or regulations relating to the Internet or other areas of our business could adversely affect the manner in which we conduct our business or the overall popularity or growth in use of the Internet. Such laws and regulations may cover automatic subscription renewal, credit card processing procedures, sales and other procedures, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts, consumer protection, broadband residential Internet access and the characteristics and quality of services. In foreign countries, such as countries in Europe and Asia, such laws may be more restrictive than in the United States. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses, make it more difficult to renew subscriptions automatically, make it more difficult to attract new subscribers or otherwise alter our business model. Any of these outcomes could have a material adverse effect on our business, financial condition or results of operations.

Our revenues may be adversely affected if we are required to charge sales taxes in additional jurisdictions and/or other taxes for our products and services.

We collect or have imposed upon us sales or other taxes related to the products and services we sell in certain states and other jurisdictions. Additional states or one or more countries or other jurisdictions may seek to impose sales or other tax collection obligations on us in the future or states or jurisdictions in which we already collect tax may increase the amount of taxes we are required to collect. A successful assertion by any country, state or other jurisdiction in which we do business that we should be collecting sales or other taxes on the sale of our products and services could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage registered users from purchasing from us or otherwise substantially harm our business and results of operations.

Our Revolving Facility may not be sufficient for our needs, and we may require additional capital for business opportunities, acquisitions or unforeseen circumstances. If such sources are not available to us, or are not available on acceptable terms, we may not be able to expand and our business and/or our operating results and financial condition may be materially harmed.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business opportunities, including developing new features and products or enhancing our existing solutions, improving our operating infrastructure or acquiring complementary businesses and technologies. Our Revolving Facility, which provides for $50.0 million of borrowings, may not be sufficient for our needs. Accordingly, we and/or our subsidiaries or parent entities in the Ancestry Group may engage in debt financing to secure additional funds; however, we may not be able to obtain additional financing on terms favorable to us, if at all. For example, our Amended Credit Facility and the indenture governing the Notes contain restrictive covenants relating to our capital-raising activities and other financial and operational matters, and any debt financing secured by us in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to grow our business and to respond to business challenges could be significantly impaired, and our business may be materially harmed.

We face risks associated with currency exchange rate fluctuations, which could adversely affect our revenues and operating results.

For the six months ended June 30, 2013, approximately 22% of our total revenues were received and approximately 8% of our total expenses were paid, in currencies other than the United States dollar, such as the British pound sterling, the Australian dollar and the Canadian dollar. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the United States dollar, which could affect our revenues and results of operations. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues, operating expenses and net income. We may not be able to offset adverse foreign currency impact with increased subscription pricing or volume. We attempt to limit our exposure by paying our operating expenses incurred in foreign jurisdictions with revenues received in the applicable currency, but if we do not have enough local currency to pay all our expenses in that currency, we are exposed to currency exchange rate risk with respect to those expenses. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

Our business may be significantly impacted by a change in the economy, including any resulting effect on consumer spending.

Our business may be affected by changes in the economy generally, including any resulting effect on consumer spending specifically. Our products and services are discretionary purchases, and consumers may reduce their discretionary spending on our products and services during an economic downturn. Although we did not experience a material increase in subscription cancellations or a material reduction in subscription renewals during the recent economic downturn, we may yet be impacted if employment and personal income do not continue to improve or if economic conditions in Europe continue to deteriorate. Conversely, consumers may spend more time using the Internet during an economic downturn and may have less time for our products and services in a period of economic growth. In addition, we have already seen a rise in media prices, including television advertising, and prices may further increase if the economy continues to recover or grows, which could significantly increase our marketing and advertising expenses. As a result, our business, financial condition and results of operations may be significantly affected by changes in the global economy generally.

The loss of one or more of our key personnel could harm our business.

We depend on the continued service and performance of our key personnel, including Timothy Sullivan, our President and Chief Executive Officer. We do not maintain key man insurance on any of our officers or key employees. We also do not have long-term employment agreements with our officers or key employees, other than Timothy Sullivan. In addition, much of our key technology and systems are custom-made for our business by our personnel. The loss of key personnel, including key members of our management team, as well as certain of our key marketing, product development or technology personnel could disrupt our operations and have an adverse effect on our ability to operate our business.

We have made significant estimates in calculating our income tax provision and other tax assets and liabilities. If these estimates are incorrect, our operating results and financial condition may be materially affected.

We are subject to regular review and audit by both domestic and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition. In addition, the determination of our provision for income taxes and other tax assets and liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain at the present time. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may have a material effect on our operating results and financial condition.

We earn a significant amount of our operating income from outside the U.S., and there have been proposals to change U.S. tax laws that would significantly impact how we are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation may pass, if enacted it could have a material adverse impact on our future tax expense and cash flow.

Expenses or liabilities resulting from litigation could adversely affect our results of operations and financial condition.

From time to time, we may be subject to claims or litigation. Any such claims or litigation may be time-consuming and costly, divert management resources, require us to change our products and services, require us to accept returns of software products or have other adverse effects on our business. Any of the foregoing could have a material adverse effect on our results of operations and could require us to pay significant monetary damages. We cannot assure you of the ultimate outcome of any legal proceeding or contingency in which we are or may become involved.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws. For so long as we remain an emerging growth company, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of Sarbanes-Oxley; and

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and

•

submit certain executive compensation matters to shareholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and

•	include detailed compensation discussion and analysis in our filings under the Exchange Act, and instead may provide a reduced level of disclosure concerning executive compensation.

Although we intend to rely on the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. In addition, as our business grows, we may no longer satisfy the conditions of an emerging growth company. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot assure you that we will be able to take advantage of all of the benefits from the JOBS Act.

In addition, as an “emerging growth company,” we have elected under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Therefore, our financial statements may not be comparable to those of companies that comply with standards that are otherwise applicable to public companies.

Risks Related to Our Indebtedness

We have a substantial amount of debt, which exposes us to various risks.

We have substantial debt, totaling approximately $930.8 million as of June 30, 2013, and as a result, we have significant debt service obligations. We also have the ability to borrow up to $50.0 million under the Revolving Facility. Our substantial level of debt and debt service obligations could have important consequences including:

•

making it more difficult for us to satisfy our obligations with respect to our debt, which could result in an event of default under the indenture governing the Notes and the agreements governing our other debt, including the Credit Facility;

•

limiting our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements;

•

increasing our vulnerability to general economic downturns and industry conditions, which could place us at a disadvantage compared to our competitors that are less leveraged and can therefore take advantage of opportunities that our leverage prevents us from pursuing;

•	potentially allowing increases in floating interest rates to negatively impact our cash flows;

•

having our financing documents place restrictions on the manner in which we conduct our business, including restrictions on our ability to pay dividends, make investments, incur additional debt and sell assets; and

•

reducing the amount of our cash flows available to fund working capital requirements, capital expenditures, acquisitions, investments, other debt obligations and other general corporate requirements, because we will be required to use a substantial portion of our cash flows to service debt obligations.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our debt.

Despite current debt levels, we and/or other members of the Ancestry Group may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and/or other members of the Ancestry Group may be able to, and may, incur substantial additional debt, including secured debt, in the future. Although our Amended Credit Facility and the indenture governing the Notes contain restrictions on the incurrence of additional debt and the ability to make payments to related entities to fund their debt obligations, these restrictions are subject to a number of significant qualifications and exceptions, and any debt incurred could be substantial. If additional debt is incurred on top of our current debt levels, this would exacerbate the risks related to our substantial debt levels.

Our debt agreements include covenants that restrict our ability to operate our business, and this may impede our ability to respond to changes in our business or to take certain important actions.

Our Amended Credit Facility and the indenture governing the Notes contain, and the terms of any of our future debt would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. For example, the indenture governing the Notes and the credit agreement governing our Amended Credit Facility restrict our and our subsidiaries’ ability to:

•	incur additional debt;

•	pay dividends on our capital stock and make other restricted payments;

•	make investments and acquisitions;

•	engage in transactions with our affiliates;

•	sell assets;

•	make acquisitions or merge; and

•	create liens.

In addition, our Amended Credit Facility requires us to comply with a total net secured leverage covenant tested both quarterly and upon drawdown when the outstanding loans and letters of credit under our Revolving Facility exceed $15 million. These restrictions could limit our ability to obtain future financings, make needed capital expenditures, respond to and withstand future downturns in our business or the economy in general or otherwise conduct corporate activities that may be necessary or desirable. We may also be prevented from taking advantage of business opportunities that arise because of limitations imposed on us by these restrictive covenants. In addition, it may be costly or time consuming for us to obtain any necessary waiver or amendment of these covenants, or we may not be able to obtain a waiver or amendment on any terms.

A breach of any of these covenants could result in a default under our Amended Credit Facility or the Notes, as the case may be, that would allow lenders or note holders to declare our outstanding debt immediately due and payable. If we are unable to pay those amounts because we do not have sufficient cash on hand or are unable to obtain alternative financing on acceptable terms, the lenders or note holders could initiate a bankruptcy proceeding or, in the case of our Amended Credit Facility, proceed against any assets that serve as collateral to secure such debt.

We will require a significant amount of cash to service our debt, and our ability to generate cash depends on many factors beyond our control.

Our ability to satisfy our debt obligations will primarily depend upon our future operating performance and decisions we make with regards to operating our business. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments to satisfy our debt obligations.

If we do not generate cash flow from operations sufficient to pay our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at that time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives, which in turn could exacerbate the effects of any failure to generate sufficient cash flow to satisfy our debt service obligations. In addition, any failure to make payments of interest and principal on our outstanding debt on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional debt on acceptable terms and may materially adversely affect the price of the Notes.

Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations on commercially reasonable terms or at all, would have a material adverse effect on our business, financial condition and results of operations and may restrict our current and future operations, particularly our ability to respond to business changes or to take certain actions, as well as on our ability to satisfy our obligations.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under our Amended Credit Facility, will be at variable rates of interest and expose us to interest rate risk. As such, our net income (loss) is sensitive to movements in interest rates. There are many economic factors outside our control that have in the past, and may in the future, impact rates of interest, including publicly announced indices that underlie the interest obligations related to a certain portion of our debt. Factors that impact interest rates include domestic or international governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income (loss) would decrease (increase). Such increases in interest rates could have a material adverse effect on our financial condition and results of operations.

The Notes are not secured by our assets, which means the lenders under any of our secured debt, including our Amended Credit Facility, will have priority over holders of the Notes to the extent of the value of the assets securing that debt.

The Notes and the related guarantees are unsecured. This means they are effectively subordinated in right of payment to all of our and the guarantors’ secured debt, including our Amended Credit Facility, to the extent of the value of the assets securing that debt. Loans under our Amended Credit Facility are secured by substantially all of our and the guarantors’ assets (subject to certain exceptions). As of June 30, 2013, we had approximately $142.5 million and $488.3 million outstanding under the Term Loan A and Term Loan B, respectively; and $50.0 million of availability under the Revolving Facility. Furthermore, the indenture governing the Notes allows us to incur additional secured debt. See Note 5 in our condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” for a further description of the terms of the Amended Credit Facility.

If we become insolvent or are liquidated, or if payment under our Amended Credit Facility or any other secured debt is accelerated, the lenders under our Amended Credit Facility and holders of other secured debt will be entitled to exercise the remedies available to secured lenders under applicable law (in addition to any remedies that may be available under documents pertaining to our Amended Credit Facility or other senior debt). For example, the secured lenders could foreclose upon and sell assets in which they have been granted a security interest to the exclusion of the holders of the Notes, even if an event of default exists under the indenture governing the Notes at that time. Any funds generated by the sale of those assets would be used first to pay amounts owing under secured debt, and any remaining funds, whether from those assets or any unsecured assets, may be insufficient to pay obligations owing under the Notes.

The Notes are structurally subordinated to the debt and other liabilities of our non-guarantor subsidiaries, including certain of our foreign subsidiaries.

Certain of our existing or future foreign subsidiaries do not guarantee the Notes, and only the Company and all of the Company’s direct and indirect existing and future restricted subsidiaries (except excluded subsidiaries) that guarantee any indebtedness of Ancestry.com Inc. or any guarantor, or incur indebtedness under a credit facility, in each case, subject to certain exceptions, guarantee the Notes. This means the Notes are structurally subordinated to the debt and other liabilities of these non-guarantor subsidiaries. As of March 31, 2013, our non-guarantor subsidiaries had no debt outstanding (excluding intercompany debt). Our non-guarantor subsidiaries may, in the future, incur substantial additional liabilities, including debt. Furthermore, we may, under certain circumstances described in the indenture governing the Notes, designate subsidiaries to be unrestricted subsidiaries, and any subsidiary that is designated as unrestricted will not guarantee the Notes. In the event of our non-guarantor subsidiaries’ bankruptcy, insolvency, liquidation, dissolution, reorganization or similar proceeding, the assets of those non-guarantor subsidiaries will not be available to pay obligations on the Notes until after all of the liabilities (including trade payables) of those non-guarantor subsidiaries have been paid in full.

We may not have the ability to raise the funds necessary to finance the change of control offer required by the indenture governing the Notes.

Upon the occurrence of certain change of control events, we will be required to offer to repurchase all of the Notes. Our Amended Credit Facility provides that certain change of control events (including a change of control as defined in the indenture governing the Notes) constitute a default. Any future credit agreement or other debt agreement would likely contain similar provisions. If we experience a change of control that triggers a default under our Amended Credit Facility, we could seek a waiver of that default or seek to refinance those facilities. In the event we do not obtain a waiver or complete a refinancing, the default could result in amounts outstanding under those facilities being declared immediately due and payable. In the event we experience a change of control that requires us to repurchase the Notes, we may not have sufficient financial resources to satisfy all of our obligations under our Amended Credit Facility and the Notes. A failure to make a required change of control offer or to pay a change of control purchase price when due would result in a default under the indenture governing the Notes.

The ability of holders of the Notes to require us to repurchase the Notes as a result of a disposition of “substantially all” of our assets or a change in the composition of our Operating Committee is uncertain.

The definition of change of control in the indenture governing the Notes includes the sale, assignment, lease, conveyance or other disposition of “substantially all” of our and our subsidiaries’ assets, taken as a whole. Although there is a limited body of case law interpreting the phrase “substantially all,” there is no precise established definition of the phrase. Accordingly, the ability of a holder of the Notes to require us to repurchase such Notes as a result of a sale, assignment, lease, conveyance or other disposition of less than all of our and our subsidiaries’ assets, taken as a whole, to another person or group is uncertain. In addition, a recent Delaware Chancery Court decision raised questions about the enforceability of provisions that are similar to those in the indenture governing the Notes, related to the triggering of a change of control as a result of a change in the composition of the Operating Committee. Accordingly, the ability of a holder of Notes to require us to repurchase Notes as a result of a change in the composition of the members of our Operating Committee is uncertain.

Federal and state statutes allow courts, under specific circumstances, to void guarantees of the Notes. In such event, holders of Notes would be structurally subordinated to creditors of the issuer of the voided guarantee.

Federal and state statutes allow courts, under specific circumstances, to void guarantees, subordinate claims under the guarantees to the guarantor’s other debt or take other action detrimental to holders of the guarantees of the Notes. Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, the guarantees made by the guarantors could be voided or subordinated to other debt if, among other things:

•	any guarantor issued the guarantee to delay, hinder or defraud present or future creditors; or

•	any guarantor received less than reasonably equivalent value or fair consideration for issuing such guarantee and, at the time it issued its guarantee, any guarantor:

•	was insolvent or rendered insolvent by reason of such incurrence;

•	was engaged in a business or transaction for which such guarantor’s remaining unencumbered assets constituted unreasonably small capital;

•	intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature; or

•	was a defendant in an action for money damages, or had a judgment for money damages docketed against it if, in either case, after final judgment, the judgment is unsatisfied.

Among other things, a legal challenge of a guarantee on fraudulent conveyance grounds may focus on the benefits, if any, realized by the guarantor as a result of our issuance of the Notes. The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if, at the time it incurred the debt,

•	the sum of its debts is greater than the fair value of all of its assets;

•

the present fair saleable value of its assets was less than the amount that would be required in order to pay its probable liability on its existing debts and liabilities, including contingent liabilities, as they become absolute and mature; or

•	it could not pay or is generally not paying its debts as they become due.

There is no way to predict with certainty what standards a court would apply to determine whether a guarantor was solvent at the relevant time. It is possible that a court could view the issuance of guarantees as a fraudulent conveyance. To the extent that a guarantee were to be voided as a fraudulent conveyance or were to be held unenforceable for any other reason, holders of the Notes would cease to have any claim in respect of the guarantor and would be creditors solely of ours and of the guarantors whose guarantees had not been avoided or held unenforceable. In this event, the claims of the holders of the Notes against the issuer of an invalid guarantee would be subject to the prior payment in full of all other liabilities of the guarantor thereunder. After providing for all prior claims, there may not be sufficient assets to satisfy the claims of the holders of the Notes relating to the voided guarantees. Although each guarantee entered into by a guarantor will contain a provision intended to limit that guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer, this provision may not be effective to protect those guarantees from being voided under fraudulent transfer law, or may reduce that guarantor’s obligation to an amount that effectively makes its guarantee worthless. In a Florida bankruptcy case, this kind of provision was found to be unenforceable and, as a result, the subsidiary guarantees in that case were found to be fraudulent conveyances. We do not know if that case will be followed if there is litigation on this point under the indenture for the Notes. However, if it is followed, the risk that the guarantees will be found to be fraudulent conveyances will be significantly increased.

We are owned and controlled by funds advised by Permira, and the funds’ interests as equity holders may conflict with the interests of note holders.

We are indirectly controlled by funds advised by Permira, who have the ability to control our policies and operations. The interests of the funds may not in all cases be aligned with the interests of note holders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders might conflict with the interests of note holders. In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even when those transactions involve risks to holders of the Notes. Furthermore, funds advised by Permira may in the future own businesses that directly or indirectly compete with us. Funds advised by Permira also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may impair our ability to obtain future borrowings at similar costs and reduce our access to capital.

The Notes currently have a non-investment grade rating. In the future, any ratings agency may lower a given rating, if that rating agency judges that our business, the economic environment or other future circumstances so warrant. A ratings downgrade could impair our ability to access the capital markets and the cost of obtaining capital.

During any period in which the Notes are rated investment grade, certain covenants contained in the indenture will not be applicable, however, there is no assurance that the Notes will be rated investment grade.

The indenture governing the Notes provides that certain covenants will not apply to us during any period in which the Notes are rated investment grade from each of Standard & Poor’s and Moody’s and no default has otherwise occurred and is continuing under the indenture. The covenants that would be suspended include, among others, limitations on our restricted subsidiaries’ ability to pay dividends, incur indebtedness, sell certain assets and enter into certain other transactions. Any actions that we take while these covenants are not in force will be permitted even if the Notes are subsequently downgraded below investment grade and such covenants are subsequently reinstated.

The Notes are only guaranteed by entities that also guarantee our Amended Credit Facility. Therefore, certain current and future subsidiaries of the Company that are considered controlled foreign corporations and certain other subsidiaries that are not required to guarantee the Amended Credit Facility will not provide guarantees of the Amended Credit Facility and will not guarantee the Notes.

Certain current and future U.S. and non-U.S. indirect subsidiaries of the Company are considered to be controlled foreign corporations. These subsidiaries will not provide guarantees of the Amended Credit Facility and, therefore, will not provide guarantees of the Notes. Furthermore, certain other subsidiaries of the Company will not be required to provide guarantees of the Credit Facility and, unless they guarantee other indebtedness of ours or the guarantors, will not guarantee the Notes.

A substantial portion of our assets are owned, and a substantial portion of our revenue is generated, by guarantors organized outside the United States. Foreign laws applicable to such guarantors might not be as favorable to note holders as analogous United States federal and state laws.

A substantial portion of our assets are owned by non-U.S. guarantors. As a result of their jurisdiction of organization, laws other than United States federal and state law may apply to such entities in connection with, among other things, their liquidation or dissolution and the validity and enforceability of their guarantees of the Notes. We can give no assurance of which jurisdiction’s insolvency law will be applied in the event of the bankruptcy or insolvency of a foreign guarantor of the Notes. The procedural and substantive provisions of foreign insolvency laws are different from and, in certain jurisdictions, may be less favorable to holders of the Notes than comparable provisions of U.S. insolvency law. Further, pursuant to foreign insolvency law, a foreign guarantor’s liability under its guarantee may rank junior to certain debts entitled to priority under applicable law, which would not be entitled to a similar priority under U.S. insolvency law. Such debts could include, among others, amounts owed to foreign governments, amounts owed to employees such as wages, salary and holiday remuneration, amounts owed in respect of pension scheme contributions, social security contributions or contracts of insurance, and payments pursuant to applicable workmen’s compensation laws. As a result, there can be no assurance that, in the event of a liquidation or insolvency of a foreign guarantor of the Notes, note holders will be able to realize upon the guarantee of such foreign guarantor to the same extent as if such foreign guarantor was organized under the laws of a U.S. jurisdiction. The laws of such foreign jurisdictions might also be applied to hold the guarantee of a foreign guarantor void and unenforceable in connection with a liquidation or otherwise. Such foreign laws may also be used to hold a payment made under a guarantee to be void and refundable. Accordingly, the guarantee of a foreign guarantor could be held void and unenforceable under applicable foreign law in a situation in which, if foreign law did not apply, the same guarantee would be enforceable under applicable U.S. federal and state law. The guarantees of the foreign guarantors may also be held void under certain foreign laws if it is determined that the company issuing the guarantee does not receive sufficient commercial benefit for doing so. If there is insufficient commercial benefit, the beneficiary of the guarantee may not be able to rely on the authority of the directors of that company to grant the guarantee, and accordingly a court may set aside the guarantee at the request of, among others, the company’s shareholders or a liquidator. Although we believe that the guarantee of each foreign guarantor is enforceable and that each guarantor has received sufficient commercial benefit from issuing its guarantee, we cannot assure you that a foreign court would agree with our conclusion and not hold such guarantee to be void under applicable foreign law.

The Issuer is a holding company, and its ability to make any required payment on the Notes is dependent on the operations of, and the distribution of funds from, its and Parent’s subsidiaries.

The Issuer’s and Parent’s subsidiaries conduct substantially all of our operations and own all of our operating assets. Therefore, the Issuer depends on dividends and other distributions from its and Parent’s subsidiaries to generate the funds necessary to meet its obligations, including its required obligations under the Notes. Moreover, each of our subsidiaries is a legally distinct entity and, other than those of our subsidiaries that are guarantors of the Notes, have no obligation to pay amounts due pursuant to the Notes or to make any of their funds or other assets available for these payments. Although the indenture governing the Notes limits the ability of the restricted subsidiaries to enter into consensual restrictions on their ability to pay dividends and make other payments, these limitations have a number of significant qualifications and exceptions, including provisions contained in the indenture governing the Notes and the Amended Credit Facility that restrict the ability of the restricted subsidiaries to make dividends and distributions or otherwise transfer any of their assets to the Issuer.

The Notes may trade at a discount from par.

The Notes may trade at a discount from their initial offering price due to a number of potential factors, including not only our financial condition, performance and prospects, but also many that are not directly related to us, such as a lack of liquidity in trading of the Notes, prevailing interest rates, the market for similar securities, general economic conditions and prospects for companies in our industry generally. In addition, the liquidity of the trading market in the Notes and the market prices quoted for the Notes may be materially adversely affected by changes in the overall market for high-yield securities.

Risks Related to Intellectual Property

If our intellectual property and technologies are not adequately protected to prevent use or appropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be materially affected.

Our future success and competitive position depend in part on our ability to protect our proprietary technologies and intellectual property. We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as on the protections afforded by trademark, copyright, patent and trade secret law, to protect our proprietary technologies and intellectual property. Because certain of our trademarks contain words or terms that have a common usage, we may have difficulty registering them in certain jurisdictions. Although we possess intellectual property rights in some aspects of our digital content, search technology, software products and digitization and indexing processes, our digital content is not protected by any registered copyrights or other registered intellectual property or statutory rights. Rather, our digital content is protected by user agreements that limit access to and use of our data, as well as by certain proprietary and non-proprietary technology and software. However, compliance with the use restrictions is difficult to monitor, and any technology or software that we deploy to protect our digital content may prove to be inadequate for such purpose. In addition, our proprietary rights in our digital content databases may be more difficult to enforce than other forms of intellectual property rights.

There can be no assurance that the steps we take will be adequate to protect our technologies and intellectual property, that our patent and trademark applications will lead to issued patents and registered trademarks in all instances, that others will not develop or patent similar or superior technologies, products or services, or that our patents, trademarks and other intellectual property will not be challenged, invalidated or circumvented by others. Furthermore, the intellectual property laws of other countries at which our websites are or may in the future be directed, may not protect our products and intellectual property rights to the same extent as the laws of the

United States. The legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving, both in the United States and in other countries. In addition, third parties may knowingly or unknowingly infringe our patents, trademarks and other intellectual property rights, and litigation may be necessary to protect and enforce our intellectual property rights. Any such litigation could be very costly and could divert management attention and resources. If the protection of our technologies and intellectual property is inadequate to prevent use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our subscription services and methods of operations. Any of these events would have a material adverse effect on our business, financial condition and results of operations.

We also expect that the more successful we are, the more likely it will become that competitors will try to develop products that are similar to ours, which may infringe on our proprietary rights. It may also be more likely that competitors will claim that our products and services infringe on their proprietary rights. If we are unable to protect our proprietary rights or if third parties independently develop or gain access to our or similar technologies, our business, revenues, reputation and competitive position could be harmed.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information. Failure to protect our proprietary information could make it easier for third parties to compete with our products and harm our business.

A substantial amount of our tools and technologies are protected by trade secret laws. In order to protect our proprietary technologies and processes, we rely in part on security measures, as well as confidentiality agreements with our employees, licensees, independent contractors and other advisors. These measures and agreements may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. We could lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, others may independently discover our trade secrets and proprietary information, and in such cases, we could not assert any trade secret rights against such parties. Laws regarding trade secret rights in certain markets in which we operate may afford little or no protection to our trade secrets. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. In addition, any changes in or unexpected interpretations of the trade secret and other intellectual property laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could materially affect our business, revenues, reputation and competitive position.

Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our websites, content indexes, and marketing and advertising activities.

Trademark, copyright, patent and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technologies, business processes and the content on our websites. We use intellectual property licensed from third parties in merchandising our products and marketing and advertising our services. From time to time, third parties may allege that we have violated their intellectual property rights. If there is a valid claim against us for infringement, misappropriation, misuse or other violation of third party intellectual property rights, and we are unable to obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely basis, our business and competitive position may be adversely affected. Many companies are devoting significant resources to obtaining patents that could affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the Internet. We have not exhaustively searched patents relevant to our technologies and business. If we are forced to defend ourselves against intellectual property infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel, limitations on our ability to use our current websites or inability to market or provide our products or services. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease providing certain products or services, adjust our merchandizing or marketing and advertising activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. In addition, many of our co-branding, distribution and other partnering agreements require us to indemnify our partners for third-party intellectual property infringement claims, which could increase the cost to us of an adverse ruling in such an action.

In addition, as a publisher of online content, we face potential liability for negligence, copyright, patent or trademark infringement or other claims based on the nature and content of data and materials that we publish or distribute. These claims could arise with respect to both institutional and user-generated content. Litigation to defend these claims could be costly and any other liabilities we incur in connection with the claims may have a material adverse effect on our business, financial condition and results of operations.

If we are unable to protect our domain names, our reputation and brand could be affected adversely, which may negatively impact our ability to compete.

We have registered domain names for Web site destinations that we use in our business, such as Ancestry.com, Ancestry.co.uk, Archives.com, and Fold3.com. However, if we are unable to maintain our rights in these domain names, our competitors could capitalize on our brand recognition by using these domain names for their own benefit. In addition, our competitors could capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered in the United States and elsewhere, and in many countries the top-level domain names “ancestry” or “genealogy” are owned by other parties. Although we own the “ancestry.co.uk” domain name in the United Kingdom, we might not be able to, or may choose not to, acquire or maintain other country-specific versions of the “ancestry” and “genealogy” domain names. Further, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights varies from jurisdiction to jurisdiction and is unclear in some jurisdictions. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of, our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names and determining the rights of others may require litigation, which could result in substantial costs and divert management attention. We may not prevail if any such litigation is initiated.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ancestry.com LLC

Dated: August 6, 2013	By:	/s/ Timothy Sullivan
Timothy Sullivan
President and Chief Executive Officer

Dated: August 6, 2013	By:	/s/ Howard Hochhauser
Howard Hochhauser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.