Form 10-Q
period 2013-09-30
Ancestry.com LLC
filed 2013-10-31
CIK 1575319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of October 31, 2013, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by a sole member.

Ancestry.com LLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANCESTRY.COM LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,355	$35,651
Restricted cash	60,770	83,863
Accounts receivable, net of allowances of $509 and $661 at September 30, 2013 and December 31, 2012, respectively	10,698	11,089
Income tax receivable	12,682	41,799
Deferred income taxes	8,655	—
Prepaid expenses and other current assets	10,244	9,816

Total current assets	174,404	182,218
Property and equipment, net	32,822	27,813
Content databases, net	272,225	270,984
Intangible assets, net	462,896	600,628
Goodwill	948,283	945,619
Other assets	41,788	50,192

Total assets	$1,932,418	$2,077,454

LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable	$11,923	$11,432
Accrued expenses	54,156	62,120
Acquisition-related liabilities	60,770	83,863
Deferred revenues	141,107	116,953
Current deferred income taxes	—	2,021
Current portion of long-term debt	34,141	6,432

Total current liabilities	302,097	282,821
Long-term debt, net	868,082	936,797
Deferred income taxes	195,337	235,167
Other long-term liabilities	6,030	13,323

Total liabilities	1,371,546	1,468,108
Commitments and contingencies
Member’s interests
Member’s interests	689,900	682,021
Accumulated deficit	(129,028)	(72,675)

Total member’s interests	560,872	609,346

Total liabilities and member’s interests	$1,932,418	$2,077,454

See accompanying notes to condensed consolidated financial statements

ANCESTRY.COM LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(unaudited)
Revenues:
Subscription revenues	$129,519	$118,932	$366,001	$334,565
Product and other revenues	10,416	9,423	29,404	21,404

Total revenues	139,935	128,355	395,405	355,969
Costs of revenues:
Cost of subscription revenues	23,314	16,776	66,718	49,473
Cost of product and other revenues	5,418	6,319	17,086	12,688

Total cost of revenues	28,732	23,095	83,804	62,161

Gross profit	111,203	105,260	311,601	293,808
Operating expenses:
Technology and development	21,963	19,887	63,898	55,292
Marketing and advertising	36,550	30,810	107,872	105,303
General and administrative	14,234	11,230	39,509	34,605
Amortization of acquired intangible assets	46,350	4,577	139,032	10,362
Transaction-related expenses	—	2,878	—	2,878

Total operating expenses	119,097	69,382	350,311	208,440

Income (loss) from operations	(7,894)	35,878	(38,710)	85,368
Interest expense, net	(19,069)	(380)	(70,569)	(674)
Other income (expense), net	278	482	(434)	761

Income (loss) before income taxes	(26,685)	35,980	(109,713)	85,455
Income tax benefit (expense)	13,039	(11,080)	53,360	(27,031)

Net income (loss)	$(13,646)	$24,900	$(56,353)	$58,424

Comprehensive income (loss)	$(13,646)	$25,342	$(56,353)	$58,733

See accompanying notes to condensed consolidated financial statements

ANCESTRY.COM LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor	Predecessor
	Nine Months Ended September 30,
	2013	2012
	(unaudited)
Operating activities:
Net income (loss)	$(56,353)	$58,424
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	12,256	10,907
Amortization of content databases	19,801	8,114
Amortization of acquired intangible assets	139,032	10,362
Amortization of debt-related costs	16,020	207
Deferred income taxes	(49,154)	491
Stock-based compensation expense	5,475	11,086
Non-cash adjustment to deferred revenues	20,162	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	391	(2,341)
Other assets	(1,089)	(1,567)
Income taxes, net	32,747	(511)
Accounts payable and other liabilities	(13,279)	9,870
Excess tax benefit from stock-based compensation	—	(4,048)
Deferred revenues	3,992	25,639

Net cash provided by operating activities	130,001	126,633
Investing activities:
Capitalization of content databases	(14,732)	(18,966)
Purchases of property and equipment	(17,248)	(17,443)
Acquisition of businesses	(9,000)	(114,506)

Net cash used in investing activities	(40,980)	(150,915)
Financing activities:
Proceeds from exercise of stock options	457	5,947
Taxes paid related to net share settlement of stock-based awards	(584)	(2,283)
Proceeds from debt	—	70,000
Principal payments on debt	(47,896)	(25,000)
Excess tax benefits from stock-based compensation	—	4,048
Member’s capital contributions	2,521	—
Repurchases of common stock	—	(12,832)
Payment of deferred financing costs	(7,815)	—

Net cash provided by (used in) financing activities	(53,317)	39,880
Effect of changes in foreign currency exchange rates on cash and cash equivalents	—	29

Net increase in cash and cash equivalents	35,704	15,627
Cash and cash equivalents at beginning of period	35,651	48,998

Cash and cash equivalents at end of period	$71,355	$64,625

Supplemental disclosures of cash flow information:
Cash paid for interest	$45,645	$537
Cash paid (received) for income taxes	(36,919)	27,061

See accompanying notes to condensed consolidated financial statements

ANCESTRY.COM LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ancestry.com LLC (the “Parent”) is a holding company and all operations are conducted by its wholly-owned subsidiaries. Ancestry.com LLC and its subsidiaries are collectively referred to as the “Successor”, “Ancestry.com” or the “Company”. Ancestry.com is an online family history resource that derives revenue primarily on a subscription basis from providing customers access to a proprietary technology platform and an extensive collection of billions of historical records that have been digitized, indexed and made available online. On October 21, 2012, the Company’s predecessor, Ancestry.com Inc. (the “Predecessor” or “Issuer”), entered into a definitive merger agreement (the “Merger Agreement”) with Global Generations Merger Sub Inc. (the “Merger Sub”) and its parent company, Ancestry US Holdings Inc. (“Holdings”), to acquire the Predecessor for $32.00 per share of common stock (the “Merger”). Holdings is a wholly-owned subsidiary of the Ancestry.com LLC, which is controlled by Permira funds and co-investors (the “Sponsors”). On December 28, 2012, pursuant to the Merger Agreement, the Parent through its wholly-owned subsidiaries completed its acquisition of the Predecessor for approximately $1.5 billion. The Merger and all activity related to the Merger is referred to collectively as the “Transaction”. Other than the change of control, the Company’s primary business activities remain unchanged after the Transaction. See Note 2 for further discussion.

Basis of Presentation

The consolidated financial statements include the accounts of Ancestry.com LLC and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Due to the Transaction, the interim condensed consolidated financial statements are presented for Successor and Predecessor periods, which relate to periods succeeding and preceding the Transaction, respectively. As a result of the Transaction, the condensed consolidated financial statements prior to and subsequent to the Transaction are not necessarily comparable. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to the current year presentation of the financial statements. These reclassifications did not have a significant impact on the condensed consolidated financial statements.

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of comprehensive income (loss) and cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows. The majority of the Company’s revenues are subscription revenues, which are recognized ratably over the subscription periods; the costs to acquire subscribers are generally incurred before the Company recognizes the associated subscription revenues. Results of operations may vary between periods due to the timing of when revenues and expenses are recognized. As such, the results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

There have been no changes to the Company’s significant accounting policies as described in the Company’s registration statement on Form S-4 for the three and nine months ended September 30, 2013.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. In situations where a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public companies and after December 15, 2014 for non-public companies. Early adoption is permitted. As an “emerging growth company” under the JOBS Act, the Company has elected to delay adoption of new or revised accounting standards applicable to public companies until such pronouncements are made applicable to private companies. The Company plans to adopt this standard prospectively for fiscal years beginning after December 15, 2014. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

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

	December 31, 2012	Adjustments	September 30, 2013
Assets acquired:
Cash	$40,051	$—	$40,051
Property and equipment	27,813	—	27,813
Other tangible assets	42,008	—	42,008
Acquired intangible assets including content databases:
Content databases	271,200	—	271,200
Subscriber and partner relationships	220,400	—	220,400
Core technology	247,300	—	247,300
Trade names	118,000	—	118,000
Other intangible assets	16,400	—	16,400
Goodwill	945,619	(1,352)	944,267

Total assets	1,928,791	(1,352)	1,927,439
Liabilities assumed:
Accrued expenses and other liabilities	(75,066)	—	(75,066)
Deferred revenues	(114,700)	—	(114,700)
Deferred tax liability	(236,617)	1,352	(235,265)

Total net assets acquired	$1,502,408	$—	$1,502,408

In conjunction with the Transaction, shares of the Predecessor’s common stock for which appraisal rights were duly exercised under Delaware law were canceled and converted into the right to receive the fair value of such share in accordance with Delaware law. Following the Merger, the holders of such dissenting shares ceased to have any rights with respect to such shares, except for their rights to seek an appraisal under Delaware law. Ancestry.com LLC remained liable for payment for the dissenting shares. As of September 30, 2013 and December 31, 2012, the Company had restricted cash of $45.3 million and $68.0 million, respectively, for this purpose. The related liability is recorded in Acquisition-related liabilities on the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012. If the fair value of these shares is determined to be greater than the $32.00 per share merger price, the Company would incur additional expense. The fair value of the liability was considered a Level 2 measurement as the value was determined based on observable prices from inputs not quoted on active markets. See Note 9 for further information regarding the litigation.

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Cash	$33,183	$30,649
Cash equivalents:
Money market funds	38,172	5,002

Total cash and cash equivalents	$71,355	$35,651

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

Cash equivalents are classified as Level 1 due to readily available market prices in an active market. There were no movements between fair value measurement levels of the Company’s cash equivalents during the nine months ended September 30, 2013.

The following table summarizes the financial instruments of the Company at fair value based on the valuation approach applied at September 30, 2013 (in thousands):

		Fair Value Measurement at Reporting Date Using
	Carrying Value at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$38,172	$38,172	$—	$—

Total assets	$38,172	$38,172	$—	$—

The following table summarizes the financial instruments of the Company at fair value based on the valuation approach applied at December 31, 2012 (in thousands):

		Fair Value Measurement at Reporting Date Using
	Carrying Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$5,002	$5,002	$—	$—

Total assets	$5,002	$5,002	$—	$—

The carrying amounts as of September 30, 2013 and December 31, 2012 for accounts receivable and accounts payable approximated their fair values due to the immediate or short-term maturities of these financial instruments. As of September 30, 2013, the fair value of debt was $961.8 million. As of December 31, 2012, the carrying value of debt approximated its fair value based on interest rates available to the Company for debt with similar terms. The fair value of debt was considered a Level 2 measurement as the value was determined using observable market inputs, such as current interest rates as well as prices observable from less active markets.

5. DEBT

Credit Facility

In December 2012, in connection with the Transaction, the Issuer entered into a $720.0 million credit facility (the “Credit Facility”), consisting of a $670.0 million term loan (“Term Loan”) maturing in December 2018 and a $50.0 million revolving credit facility (“Revolving Facility”) expiring in December 2017, of which $50.0 million was available to borrow at September 30, 2013 and December 31, 2012.

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

In accordance with ASC 470-50 Debt – Modifications and Extinguishments, the Company performed an analysis resulting in the effects of the repricing being accounted for as either a debt modification or an extinguishment on a creditor-by-creditor basis. For the portion of the Term Loan that was considered to be modified, there was no acceleration of amortization of the associated original issue discount and deferred financing costs. For the portion of the Term Loan that was considered extinguished, the Company accelerated the amortization of the associated original issue discount and deferred financing costs of $4.1 million and $3.5 million, respectively. In conjunction with the repricing, the Company paid a fee equal to 1% of the outstanding principal amount of the Term Loan, or $6.4 million, to existing lenders and customary fees and expenses of $1.4 million. Repricing fees totaled $7.8 million, of which the Company recorded $1.6 million as interest expense and $6.2 million as deferred financing costs. In total, the Company recognized $9.2 million of additional interest expense during the nine months ended September 30, 2013 due to the effects of the repricing. As of September 30, 2013, the original issue discounts associated with Term Loan A and Term Loan B of $0.7 million and $19.1 million were classified as current portion of long-term debt and long-term debt, net, respectively and deferred financing costs of $1.0 million and $22.0 million were classified as prepaid expense and other current assets and as other assets, respectively, on the condensed consolidated balance sheets. The original issue discount and deferred financing costs will be amortized over the loan terms using the effective interest method.

Amounts borrowed under the Term Loan A are required to be paid in equal quarterly installments of $7.5 million through maturity. Amounts borrowed under the Term Loan B are required to be paid in equal quarterly installments totaling 1% of the amended principal amount of the Term Loan B annually, with the balance payable upon maturity. Additionally, subject to certain conditions, mandatory prepayments are required to be made annually beginning in 2015 upon delivery of the 2014 audited financial statements. Mandatory prepayments are required up to 50% of excess cash flow, based on the net secured leverage ratio and net cash proceeds of certain other transactions. The Amended Credit Facility allows the Issuer to borrow up to $150.0 million plus additional amounts provided the pro forma total net secured leverage ratio does not exceed 4.0 to 1.0. As of September 30, 2013 and December 31, 2012, the Company was in compliance with all covenants.

The credit agreement governing the Amended Credit Facility generally permits dividends out of “available amounts” (defined as retained excess cash flow not otherwise required to be applied to repay borrowings under the Amended Credit Facility). The available amount formulation includes a starter amount of $25.0 million and will include available amounts beginning with respect to fiscal year ended December 31, 2014. However, available amounts are only adjusted annually upon the delivery of the Company’s audited financial statements. Available Amounts are adjusted based on the calculation of 50% of the Company’s retained excess cash flow for such year under the terms of the credit agreement. In addition, as a condition to making such payments to the Issuer, the Company must be in compliance with the Amended Credit Facility. Separately, the credit agreement governing the Amended Credit Facility has a general basket for such payments of $25.0 million.

As of September 30, 2013, the interest rates on the Term Loan A and Term Loan B were equal to a LIBOR floor of 1.00% and 1.25% plus applicable margins of 3.25% and 4.00%, respectively. As of December 31, 2012, the interest rate on the original Term Loan was equal to a LIBOR floor of 1.25% plus an applicable margin of 5.75%. The Issuer is also required to pay a commitment fee of 0.50% per annum on the unutilized commitments under the Revolving Facility. The effective interest rates of the Term Loan A and Term Loan B are approximately 6.4% and 7.1%, respectively. The effective interest rate of the original Term Loan was approximately 8.6%.

As of September 30, 2013 and December 31, 2012, no funds had been drawn against the Revolving Facility. Borrowings under the Revolving Facility may be used for the purpose of general working capital, capital expenditures and other capital needs.

The Amended Credit Facility also requires the Issuer to maintain an interest rate protection agreement for a period of not less than three years from the closing date such that not less than 50% of the outstanding debt of the Issuer and its restricted subsidiaries at the closing date is (i) subject to an interest rate protection agreement or (ii) fixed rate borrowings. Accordingly, the Company has interest rate cap agreements with a $190.0 million total notional amount, which cap the three-month LIBOR rate at 1.50% expiring March 31, 2016. These agreements, in conjunction with the fixed interest rate borrowings discussed below, met the stipulations prescribed by the Amended Credit Facility agreement. Changes in the fair value of the interest rate cap are recorded in the condensed consolidated statements of comprehensive income (loss) during the period of the change. The fair value and the change in fair value of the interest rate caps as of and for the three and nine months ended September 30, 2013 were immaterial.

Senior Notes

In December 2012, in connection with the Transaction, the Issuer issued $300.0 million of fixed rate 11.0% notes (“Original Notes”) due in December 2020. In August 2013, the Issuer completed its offer to exchange the Original Notes for $300.0 million in new fixed rate 11.0% notes (“Notes”) due 2020. The Notes are substantially identical to the Original Notes except that they have been registered under the Securities Act of 1933, as amended, are not subject to transfer restrictions, are not entitled to registration rights and do not provide for the payment of additional interest under circumstances relating to the timing of the exchange offer.

Interest on the Notes is payable semi-annually in arrears on June 15 and December 15, commencing on June 15, 2013. The Issuer may redeem all or any portion of the Notes at any time prior to December 15, 2016 at a price equal to 100% of the aggregate principal plus the applicable premium, as defined in the indenture, and accrued interest. The Issuer may redeem any portion or all of the Notes after December 15, 2016 at redemption prices as set forth in the indenture, plus accrued and unpaid interest. In addition, the Issuer may redeem up to 35% of the aggregate principal of the Notes with an amount equal to the proceeds of certain equity offerings any time prior to December 2015 at 111% plus accrued interest. Upon a change of control, the Issuer is required to make an offer to redeem all of the Notes from the holders at 101% of the principal amount thereof plus accrued interest. The Notes are guaranteed by Ancestry.com LLC and certain of its subsidiaries. The effective interest rate of the Notes is approximately 12.0%.

The indenture governing the Notes generally permits the payment of dividends out of a cumulative basket based an aggregate amount not to exceed $50.0 million, which grows quarterly based on 50% of Company’s cumulative Consolidated Net Income, as defined in the indenture governing the Notes, since October 1, 2012. In addition, as a condition to making such payments to the Issuer, the Company must be in compliance with a fixed charge coverage ratio.

Outstanding long-term debt consists of the following (in thousands):

	September 30, 2013			December 31, 2012
	Outstanding Principal	Unamortized Discount	Net Carrying Amount	Outstanding Principal	Unamortized Discount	Net Carrying Amount
Term Loan	$—	$—	$—	$670,000	$(26,771)	$643,229
Term Loan A	135,000	(2,557)	132,443	—	—	—
Term Loan B	487,104	(17,324)	469,780	—	—	—
Notes	300,000	—	300,000	300,000	—	300,000

Total debt	922,104	(19,881)	902,223	970,000	(26,771)	943,229
Less: Current portion	(34,883)	742	(34,141)	(6,700)	268	(6,432)

Long-term debt	$887,221	$(19,139)	$868,082	$963,300	$(26,503)	$936,797

The following is a schedule by year of future principal payments as of September 30, 2013 (in thousands):

Years Ending December 31,	Term Loan A	Term Loan B	Notes	Total
2013	$7,500	$1,222	$—	$8,722
2014	30,000	4,883	—	34,883
2015	30,000	4,883	—	34,883
2016	30,000	4,883	—	34,883
2017	30,000	4,883	—	34,883
Thereafter	7,500	466,350	300,000	773,850

Total future principal payments	$135,000	$487,104	$300,000	$922,104

Ancestry.com Holdings LLC Senior Unsecured PIK Notes

On September 17, 2013, the Company’s parent, Ancestry.com Holdings LLC (“Holdings LLC”), closed a private offering of $300.0 million aggregate principal amount of senior unsecured payment-in-kind toggle notes due October 15, 2018 (the “PIK Notes”). Holdings LLC is a holding company with no material operations and limited assets other than its ownership of the membership interests of Ancestry.com LLC. The PIK Notes were issued at 99% of par, resulting in an original issue discount of $3.0 million. Interest on the PIK Notes is payable semi-annually in arrears on April 15 and October 15 each year through maturity, commencing on April 15, 2014. The first and last interest payments on the PIK Notes will be entirely payable in cash. All other interest payments are required to be paid in cash. Subject to cash availability and restricted payment capacity, Holdings LLC will be entitled to pay all or a portion of the interest payment by increasing the principal amount of the notes or issuing new notes in an amount equal to the interest payment for the applicable interest period (“PIK Interest”). Cash interest on the PIK Notes will accrue at the rate of 9.625% per annum; PIK Interest will accrue at the rate of 10.375% per annum. Holdings LLC subsequently distributed the proceeds of the debt offering, net of the original issue discount and related fees and expenses, to its indirect parent entity to fund a return-of-capital distribution to its indirect parent entity’s shareholders and stock-based award holders.

The PIK Notes are senior unsecured obligations of Holdings LLC and are structurally subordinated to all existing and future indebtedness of the Company. Additionally, the Company did not guarantee the PIK Notes, nor were any of the Company’s assets pledged as collateral for the PIK Notes. As the Company is not an obligor or a guarantor on the PIK Notes, the debt is recorded only in the financial statements of Holdings LLC and is not reflected in the consolidated financial statements of Ancestry.com LLC. While not required, the Company intends to make dividends to Holdings LLC in order to fund cash interest payments of the PIK Notes, provided that such dividends are permitted under the covenants of the Amended Credit Facility and Notes. If interest on the PIK Notes is paid in cash, annual interest payments will total approximately $28.9 million.

6. MEMBER’S INTERESTS

Ancestry.com LLC is a wholly-owned subsidiary of Holdings LLC, which is controlled by the Sponsors. Holdings LLC is not individually responsible for any liabilities of the Company solely for reason of being a member or participating in management of the Company.

7. STOCK-BASED AWARDS

In connection with the Transaction, the Company’s indirect parent adopted the Predecessor’s 2009 Stock Incentive Plan, the Generations Holding, Inc. Stock Purchase and Option Plan and the 2004 Stock Option Plan (the “Predecessor Plans”). The Company’s indirect parent does not anticipate issuing additional awards under these plans. All awards granted and outstanding pursuant to these plans have a term not greater than ten years from the original date of grant.

During the nine months ended September 30, 2013, the Company’s indirect parent adopted the 2013 Equity Incentive Plan, which provides for employees, directors and consultants of the Company to be granted options and restricted stock units (“RSUs”), which represent the option to purchase or rights to own “Investor Interests” in an indirect parent entity of the Company, respectively.

In September 2013, the Company’s indirect parent entity paid a return-of-capital distribution to its shareholders and stock-based award holders. Under the terms of the Predecessor Plans and the 2013 Equity Incentive Plan, an equitable adjustment was required to be made to all stock-based awards outstanding upon a return-of-capital distribution such that no dilution or enlargement of benefits occurred. The stock-based awards outstanding as of the date of the distribution were modified as follows:

•	Options outstanding were modified such that the exercise price of each option was reduced by the same percentage as the return-of-capital distribution percentage. Holders of in-the-money options also received a cash distribution.

•	The holders of RSUs outstanding either received an immediate cash distribution or will receive a cash distribution upon the vesting of the awards dependent upon the terms of the individual award and the equity plan under which the award was originally granted.

In accordance with ASC 718 – Stock Compensation, the changes to the awards were accounted for as a modification. As such, the fair value of each award immediately before and after the modification was compared and no incremental stock-based compensation cost was recognized.

The disclosures below have been updated to retroactively reflect the effects of the return-of-capital distribution for the weighted-average exercise price of the options and weighted-average grant date fair value of the RSUs granted under the 2013 Equity Incentive Plan.

Stock Options

Stock options granted are in an indirect parent entity or a subsidiary of the Company.

Each option in the indirect parent entity entitles the grantee to an investor interest in that entity upon exercise. The activity for stock options in an indirect parent entity of the Company for the nine months ended September 30, 2013 was as follows:

	Number of Units (In thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2012	315	$13.06
Granted	296	88.96
Exercised	—	—
Canceled	(4)	88.96

Outstanding at September 30, 2013	607	49.55

Exercisable at September 30, 2013	344	19.35
Vested and expected to vest at September 30, 2013	596	48.81

The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires several estimates including an estimate of the fair value of the underlying investor interest. The fair value of the underlying investor interest was based on the fair value on the grant date. The expected term of the options was based on the remaining contractual term of the options and the expected exercise behavior of employees. The Company calculated its expected volatility based on the volatilities of a peer group of publicly traded companies. The risk-free interest rate of the option is based on the U.S. Treasury rate for the expected term of the option. The following weighted average assumptions were used in the calculations for the nine months ended September 30, 2013 and 2012:

	Successor	Predecessor
	Nine months ended September 30,
	2013	2012
Expected volatility	44.6%	47.5%
Expected term (in years)	5.0	4.2
Weighted average risk-free interest rate	0.8%	0.7%
Weighted average fair value of the underlying investor interest/common stock	$88.96	$23.33
Expected dividends	—	—

Each option in the Company’s subsidiary entitled the grantee to one common share in the subsidiary entity. Per the terms of the Merger Agreement, outstanding options in the subsidiary of the Company were required to be exercised within 30 days of the closing date of the Transaction. Immediately following the first anniversary of the option exercise date, the shares must then be contributed to the indirect parent entity in exchange for an equivalent number of investor interests. The activity for stock options in the subsidiary of the Company for the nine months ended September 30, 2013 was as follows:

	Number of Units (In thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2012	1	$464.80
Granted	—	—
Exercised	(1)	464.80
Canceled	—	—

Outstanding at September 30, 2013	—	—

Exercisable at September 30, 2013	—	—
Vested and expected to vest at September 30, 2013	—	—

Restricted Stock Units

Each RSU entitles the grantee to an investor interest in an indirect parent entity of the Company, or, at the discretion of the indirect parent entity, cash equal to the fair market value of the award at the settlement date. RSUs granted during the nine months ended September 30, 2013 generally vest over one year.

RSU activity for the nine months ended September 30, 2013 was as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	71	$88.96
Granted	18	88.96
Vested	(11)	88.96
Forfeited	(1)	88.96

Outstanding at September 30, 2013	77	88.96

Summary of Stock-Based Compensation Expense

Stock-based compensation was included in the following captions within the condensed consolidated statements of comprehensive income (loss) (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Cost of revenues	$65	$235	$120	$635
Technology and development	1,147	2,008	2,638	5,416
Marketing and advertising	277	498	649	1,494
General and administrative	800	1,342	2,068	3,541

Total stock-based compensation expense	$2,289	$4,083	$5,475	$11,086

Unrecognized stock-based compensation for stock options and RSUs at September 30, 2013 was as follows (in thousands, except years):

	Unrecognized Stock-Based Compensation	Weighted Average Remaining Period of Recognition
Stock options	$15,228	4.3
RSUs	9,319	2.3

Total unrecognized stock-based compensation at September 30, 2013	$24,547

8. INCOME TAXES

For the three and nine months ended September 30, 2013, the Company recorded an income tax benefit of $13.0 million and $53.4 million, respectively, compared to income tax expense of $11.1 million and $27.0 million, respectively, for the three and nine months ended September 30, 2012. For the three months ended September 30, 2013, the Company’s effective income tax rate was 48.9%, an increase of 18.1 percentage points compared to the three months ended September 30, 2012. The increase in the effective income tax rate resulted primarily from the foreign tax rate benefit, which reduced the effective income tax rate during the three months ended September 30, 2012, but increased the effective income tax rate during the three months ended September 30, 2013 due to the Company’s loss before income taxes.

For the nine months ended September 30, 2013, the Company’s effective income tax rate was 48.6%, an increase of 17.0 percentage points compared to the nine months ended September 30, 2012. The increase in the effective income tax rate resulted primarily from the foreign tax rate benefit, which reduced the effective income tax rate during the nine months ended September 30, 2012, but increased the effective income tax rate during the nine months ended September 30, 2013 due to the Company’s loss before income taxes. Additionally, the Company recognized 2012 federal research and development tax credits during the nine months ended September 30, 2013. This credit, which increased the effective income tax rate, was recorded during the nine months ended September 30, 2013, as a result of the American Taxpayer Relief Act of 2012, enacted on January 2, 2013.

The Company is subject to income taxes in U.S. and foreign jurisdictions and to examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. The Company’s total gross unrecognized tax benefits at September 30, 2013 and December 31, 2012 were $5.6 million and $4.5 million, respectively. The $1.1 million increase in the gross unrecognized tax benefits at September 30, 2013 compared to December 31, 2012 resulted primarily from positions taken on the Company’s income tax returns related to various tax credits. The gross uncertain tax positions, if recognized, would result in a reduction of tax expense.

9. COMMITMENTS AND CONTINGENCIES

Litigation Challenging the Transaction (In re: Ancestry.com Inc. Shareholder Litigation)

Following the announcement on October 22, 2012 of the execution of the Merger Agreement, litigation challenging the Transaction ensued. The Court of Chancery of the State of Delaware dismissed the claims in the litigation with prejudice on September 27, 2013. As of October 30, 2013, plaintiffs had not appealed the Court of Chancery’s decision. The discussion below further details the history of the litigation.

The following complaints were filed in the Court of Chancery challenging the proposed acquisition of the Company: Heck v. Sullivan, et al. (C.A. No. 7893), Smilow v. Ancestry.com Inc., et al. (C.A. No. 7987), Boca Raton Police & Firefighters’ Retirement System v. Billings, et al. (C.A. No. 7989), Pontiac General Employees Retirement System v. Billings (C.A. No. 7988), Dale G. & Donella M. Jacobs Trust v. Ancestry.com Inc., et al. (C.A. No. 8004), Palumbo et ano. v. Spectrum Equity Investors LP, et al. (C.A. No. 8016), Windemuth v. Ancestry.com Inc., et al.(C.A. No. 8013), Althaver v. Ancestry.com Inc., et al. (C.A. No. 8023), and Steamfitters Local 449 Pension Fund v. Ancestry.com Inc., et al. (C.A. No. 8034). Each of the actions is a putative class action filed on behalf of the public stockholders of the Predecessor and names as defendants the Company, its directors, Holdings and Merger Sub. All but the Heck action also name Permira as a defendant. The Boca Raton Police & Firefighters’ Retirement System, Pontiac General Employees Retirement System, Dale G. & Donella M. Jacobs Trust, Palumbo, Windemuth, Althaver and Steamfitters Local 449 Pension Fund complaints also name Howard Hochhauser and Spectrum as defendants. All of these actions have been consolidated as In re: Ancestry.com Inc. Shareholder Litigation (Consolidated C.A. No. 7988). The complaints generally allege that the individual defendants breached their fiduciary duties in connection with their consideration and approval of the Merger and that the entity defendants aided and abetted those breaches. The complaints seek, among other relief, declaratory and injunctive relief enjoining the Merger. On December 17, 2012, the Court heard argument in In re: Ancestry.com Inc. Shareholder Litigation on plaintiffs’ motion to preliminarily enjoin the proposed merger between the Predecessor and Merger Sub and the upcoming special meeting of the Predecessor’s stockholders that was to be held to vote on the Merger. At the conclusion of the hearing, the Court required that the Predecessor disclose certain information before the special meeting of the Predecessor’s stockholders could proceed and otherwise denied the substantive aspects of the motion for a preliminary injunction. The information required to be disclosed by the Court was disclosed on December 19, 2012 and the Merger was consummated on December 28, 2012. The litigation has continued following the consummation of the transaction.

On March 8, 2013, the plaintiffs filed an amended complaint. The amended complaint, like the original operative complaint, names Ancestry.com, the members of Ancestry.com’s then-board of directors, Ancestry.com’s Chief Executive Officer and Chief Financial Officer, Permira, Holdings, Merger Sub and entities associated with Spectrum Equity as defendants. The amended complaint generally alleges that Ancestry’s then-board of directors, its Chief Executive Officer and Chief Financial Officer and the entities associated with Spectrum breached their fiduciary duties in connection with their consideration and approval of the merger transaction and that Ancestry filed a materially false and misleading proxy in connection with the Merger. In addition, the amended complaint alleges that Permira and its affiliated entities aided and abetted the above-described alleged breaches of fiduciary duty. The amended complaint seeks compensatory damages and an award of the costs and disbursements incurred in the litigation. On April 26, 2013, all of the defendants named in the amended complaint filed motions seeking to have the amended complaint dismissed. On September 27, 2013, arguments on the motions to dismiss were heard and the Court granted defendants’ motion to dismiss with prejudice.

Appraisal Litigation (In re: Appraisal of Ancestry.com Inc.)

Following the consummation of the Transaction, three former shareholders, who, combined, owned approximately 1.415 million shares of the Predecessor’s common stock have instituted two separate appraisal proceedings in the Court of Chancery of the State of Delaware pursuant to Del. C. § 262: Merion Capital, L.P. v. Ancestry.com, Inc. (C.A. No. 8173) and Merlin Partners LP et al. v. Ancestry.com Inc. (C.A. No. 8175). The two appraisal petitions allege that the $32 per share price paid to the Predecessor’s shareholders in the Transaction did not represent the fair value of the Company on the date the Transaction was consummated. On June 24, 2013, the Court consolidated the two pending appraisal proceedings as In re: Appraisal of Ancestry.com Inc.

In view of the inherent difficulty of predicting the outcome of such litigation, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict or reasonably estimate what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what any loss or range of loss related to each pending matter may be. With respect to its outstanding legal matters, the Company believes that it has substantial defenses to the claims asserted by the claimants in the litigations to which it is a party. Based on its current knowledge, the Company does not believe that a loss, if any, arising from the pending matters should have a material adverse effect on its consolidated financial position.

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

10. BUSINESS ACQUISITION

In September 2013, the Company completed the acquisition of Find A Grave, Inc., an online cemetery database. The assets acquired and liabilities assumed from this transaction were recorded based on their estimated fair values at the date of acquisition. The final purchase price allocation for the acquisition is subject to change based on finalization of the valuation of intangible assets and the resolution of any potential indemnification obligations. This acquisition was not material to the Company’s financial position or results of operations.

11. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

In August 2013, the Issuer completed its offer to exchange the Original Notes for $300.0 million in new fixed rate 11.0% notes (“Notes”) due 2020. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Ancestry.com LLC and by certain of its direct and indirect restricted subsidiaries (“Guarantor Subsidiaries”) in accordance with the indenture. All other subsidiaries that do not guarantee the Notes are “Non-Guarantors”. Each subsidiary is 100% owned directly or indirectly by the Parent and there are no significant restrictions on the ability of the Parent or any of the Guarantor Subsidiaries to obtain funds from its subsidiaries by dividend or loan. The Parent conducts substantially all of its business through its subsidiaries. In servicing payments to be made on the Notes and other indebtedness, the Issuer will rely on cash flows from these subsidiaries. See Note 5 for further information regarding the Notes.

The Guarantor Subsidiaries are exempt from reporting under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to Rule 12h-5 under the Exchange Act. As such, the Company is presenting the following condensed consolidating balance sheets, statements of comprehensive income (loss) and statements of cash flows as set forth below of the Parent, Issuer, Guarantor Subsidiaries and the Non-Guarantor subsidiaries.

Basis of Presentation

The same accounting policies as described in the condensed consolidated financial statements are used by each entity in the condensed consolidating financial statements, except for the use of the equity method of accounting to reflect ownership interests in subsidiaries, which are eliminated upon consolidation. Consolidating entries and eliminations in the following condensed consolidating financial statements represent adjustments to (a) eliminate intercompany transactions between or among the Parent, the Issuer, the Guarantor Subsidiaries and the Non-Guarantors, (b) eliminate the investments in subsidiaries and (c) record consolidating entries.

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

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

September 30, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
ASSETS
Total current assets	$336	$47,010	$121,735	$13,624	$(8,301)	$174,404
Property and equipment, net	—	—	32,347	475	—	32,822
Content databases, net	—	—	271,280	945	—	272,225
Intangible assets, net	—	—	462,896	—	—	462,896
Goodwill	—	—	947,482	801	—	948,283
Investment in subsidiary	560,536	1,443,623	559,081	—	(2,563,240)	—
Intercompany loan receivable	—	—	—	17,835	(17,835)	—
Other assets	—	36,334	5,247	207	—	41,788

Total assets	$560,872	$1,526,967	$2,400,068	$33,887	$(2,589,376)	$1,932,418

LIABILITIES AND MEMBER’S INTERESTS
Total current liabilities	$—	$89,104	$207,992	$13,302	$(8,301)	$302,097
Intercompany loan payable	—	—	17,835	—	(17,835)	—
Long-term debt, net	—	868,082	—	—	—	868,082
Deferred income taxes	—	—	195,364	(27)	—	195,337
Other long-term liabilities	—	—	6,030	—	—	6,030

Total liabilities	—	957,186	427,221	13,275	(26,136)	1,371,546
Total member’s interests	560,872	569,781	1,972,847	20,612	(2,563,240)	560,872

Total liabilities and member’s interests	$560,872	$1,526,967	$2,400,068	$33,887	$(2,589,376)	$1,932,418

December 31, 2012

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
ASSETS
Total current assets	$—	$68,838	$107,966	$12,090	$(6,676)	$182,218
Property and equipment, net	—	—	27,255	558	—	27,813
Content databases, net	—	—	269,963	1,021	—	270,984
Intangible assets, net	—	—	600,628	—	—	600,628
Goodwill	—	—	944,818	801	—	945,619
Investment in subsidiary	609,346	1,513,942	626,375	13,671	(2,763,334)	—
Intercompany loan receivable	—	—	—	—	—	—
Other assets	—	37,769	12,211	212	—	50,192

Total assets	$609,346	$1,620,549	$2,589,216	$28,353	$(2,770,010)	$2,077,454

LIABILITIES AND MEMBER’S INTERESTS
Total current liabilities	$—	$74,456	$203,786	$11,255	$(6,676)	$282,821
Intercompany loan payable	—	—	—	—	—	—
Long-term debt, net	—	936,797	—	—	—	936,797
Deferred income taxes	—	—	235,167	—	—	235,167
Other long-term liabilities	—	—	13,305	18	—	13,323

Total liabilities	—	1,011,253	452,258	11,273	(6,676)	1,468,108
Total member’s interests	609,346	609,296	2,136,958	17,080	(2,763,334)	609,346

Total liabilities and member’s interests	$609,346	$1,620,549	$2,589,216	$28,353	$(2,770,010)	$2,077,454

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

Three Months Ended September 30, 2013 (Successor)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$139,318	$5,409	$(4,792)	$139,935
Total cost of revenues	(55)	—	32,621	958	(4,792)	28,732

Gross profit	55	—	106,697	4,451	—	111,203
Operating expenses:
Technology and development	(1,490)	—	22,967	486	—	21,963
Marketing and advertising	(372)	—	33,415	3,507	—	36,550
General and administrative	(1,268)	131	14,957	414	—	14,234
Amortization of acquired intangible assets	—	—	46,350	—	—	46,350
Transaction-related expenses	—	—	—	—	—	—

Total operating expenses	(3,130)	131	117,689	4,407	—	119,097

Income (loss) from operations	3,185	(131)	(10,992)	44	—	(7,894)
Interest income (expense), net	—	(19,106)	(110)	147	—	(19,069)
Other income, net	—	—	53	225	—	278

Income (loss) before income taxes	3,185	(19,237)	(11,049)	416	—	(26,685)
Income tax benefit (expense)	(1,163)	7,022	7,336	(156)	—	13,039

Income (loss) before loss from subsidiaries	2,022	(12,215)	(3,713)	260	—	(13,646)
Loss from subsidiaries	(15,668)	(21,897)	(33,852)	—	71,417	—

Net income (loss)	$(13,646)	$(34,112)	$(37,565)	$260	$71,417	$(13,646)

Comprehensive income (loss)	$(13,646)	$(34,112)	$(37,565)	$260	$71,417	$(13,646)

Three Months Ended September 30, 2012 (Predecessor)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$127,729	$5,223	$(4,597)	$128,355
Total cost of revenues	—	235	26,504	953	(4,597)	23,095

Gross profit (loss)	—	(235)	101,225	4,270	—	105,260
Operating expenses:
Technology and development	—	2,007	17,576	304	—	19,887
Marketing and advertising	—	498	27,116	3,196	—	30,810
General and administrative	—	1,623	8,944	663	—	11,230
Amortization of acquired intangible assets	—	—	4,441	136		4,577
Transaction-related expenses	—	—	2,878	—	—	2,878

Total operating expenses	—	4,128	60,955	4,299	—	69,382

Income (loss) from operations	—	(4,363)	40,270	(29)	—	35,878
Interest expense, net	—	—	(380)	—	—	(380)
Other income, net	—	—	309	173	—	482

Income (loss) before income taxes	—	(4,363)	40,199	144	—	35,980
Income tax benefit (expense)	—	1,593	(12,625)	(48)	—	(11,080)

Income (loss) before income from subsidiaries	—	(2,770)	27,574	96	—	24,900
Income from subsidiaries	—	27,670	12,541	12,444	(52,655)	—

Net income	$—	$24,900	$40,115	$12,540	$(52,655)	$24,900

Comprehensive income	$—	$24,900	$40,115	$12,982	$(52,655)	$25,342

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

Nine months ended September 30, 2013 (Successor)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$393,576	$17,101	$(15,272)	$395,405
Total cost of revenues	—	—	96,129	2,947	(15,272)	83,804

Gross profit	—	—	297,447	14,154	—	311,601
Operating expenses:
Technology and development	—	—	62,650	1,248	—	63,898
Marketing and advertising	—	—	97,576	10,296	—	107,872
General and administrative	—	414	37,204	1,891	—	39,509
Amortization of acquired intangible assets	—	—	139,032	—		139,032
Transaction-related expenses	—	—	—	—	—	—

Total operating expenses	—	414	336,462	13,435	—	350,311

Income (loss) from operations	—	(414)	(39,015)	719	—	(38,710)
Interest income (expense), net	—	(70,631)	(297)	359	—	(70,569)
Other expense, net	—	—	(257)	(177)	—	(434)

Income (loss) before income taxes	—	(71,045)	(39,569)	901	—	(109,713)
Income tax benefit (expense)	—	25,931	27,605	(176)	—	53,360

Income (loss) before loss from subsidiaries	—	(45,114)	(11,964)	725	—	(56,353)
Loss from subsidiaries	(56,353)	(56,387)	(101,138)	(331)	214,209	—

Net income (loss)	$(56,353)	$(101,501)	$(113,102)	$394	$214,209	$(56,353)

Comprehensive income (loss)	$(56,353)	$(101,501)	$(113,102)	$394	$214,209	$(56,353)

Nine months ended September 30, 2012 (Predecessor)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$353,824	$18,075	$(15,930)	$355,969
Total cost of revenues	—	635	74,015	3,441	(15,930)	62,161

Gross profit (loss)	—	(635)	279,809	14,634	—	293,808
Operating expenses:
Technology and development	—	5,415	48,849	1,028	—	55,292
Marketing and advertising	—	1,493	93,486	10,324	—	105,303
General and administrative	—	4,268	27,457	2,880	—	34,605
Amortization of acquired intangible assets	—	—	9,833	529	—	10,362
Transaction-related expenses	—	—	2,878	—	—	2,878

Total operating expenses	—	11,176	182,503	14,761	—	208,440

Income (loss) from operations	—	(11,811)	97,306	(127)	—	85,368
Interest income (expense), net	—	—	(696)	22	—	(674)
Other income (expense), net	—	(11)	740	32	—	761

Income (loss) before income taxes	—	(11,822)	97,350	(73)	—	85,455
Income tax benefit (expense)	—	4,314	(31,266)	(79)	—	(27,031)

Income (loss) before income from subsidiaries	—	(7,508)	66,084	(152)	—	58,424
Income from subsidiaries	—	65,932	22,609	22,759	(111,300)	—

Net income	$—	$58,424	$88,693	$22,607	$(111,300)	$58,424

Comprehensive income	$	$58,424	$88,693	$22,916	$(111,300)	$58,733

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

Nine months ended September 30, 2013 (Successor)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$—	$(13,600)	$146,473	$(2,872)	$—	$130,001

Investing activities:
Capitalization of content databases	—	—	(14,657)	(75)	—	(14,732)
Purchases of property and equipment	—	—	(17,170)	(78)	—	(17,248)
Acquisition of businesses	—	—	(9,000)	—	—	(9,000)

Net cash used in investing activities	—	—	(40,827)	(153)	—	(40,980)
Financing activities:
Proceeds from exercise of stock options	—	—	457	—	—	457
Taxes paid related to net share settlement of stock-based awards	—	—	(584)	—	—	(584)
Proceeds from debt	—	—	—	—	—	—
Principal payments on debt	—	(47,896)	—	—	—	(47,896)
Excess tax benefits from stock-based compensation	—	—	—	—	—	—
Member’s capital contributions	2,521	—	—	—	—	2,521
Repurchases of common stock	—	—	—	—	—	—
Payment of deferred financing costs	—	(7,815)	—	—	—	(7,815)
Proceeds (payments) on intercompany loans, net	—	—	(8,365)	8,365	—	—
Proceeds (payments) on intercompany investments, net	(2,521)	69,615	(63,673)	(3,421)	—	—

Net cash provided by (used in) financing activities	—	13,904	(72,165)	4,944	—	(53,317)

Effect of changes in foreign currency exchange rates on cash and cash equivalents	—	—	—	—	—	—
Net increase in cash and cash equivalents	—	304	33,481	1,919	—	35,704
Cash and cash equivalents at beginning of period	—	470	28,925	6,256	—	35,651

Cash and cash equivalents at end of period	$—	$774	$62,406	$8,175	$—	$71,355

Nine months ended September 30, 2012 (Predecessor)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net cash provided by operating activities	$—	$3,480	$122,157	$996	$—	$126,633

Investing activities:
Capitalization of content databases	—	—	(18,966)	—	—	(18,966)
Purchases of property and equipment	—	—	(17,087)	(356)	—	(17,443)
Acquisition of businesses	—	—	(114,506)	—	—	(114,506)

Net cash used in investing activities	—	—	(150,559)	(356)	—	(150,915)
Financing activities:
Proceeds from exercise of stock options	—	5,947	—	—	—	5,947
Taxes paid related to net share settlement of stock-based awards	—	—	(2,283)	—	—	(2,283)
Proceeds from debt	—	—	70,000	—	—	70,000
Principal payments on debt	—	—	(25,000)	—	—	(25,000)
Excess tax benefits from stock-based compensation	—	—	4,048	—	—	4,048
Member’s capital contributions	—	—	—	—	—	—
Repurchases of common stock	—	(12,832)	—	—	—	(12,832)
Payment of deferred financing costs	—	—	—	—	—	—
Proceeds (payments) on intercompany loans, net	—	—	—	—	—	—
Proceeds (payments) on intercompany investments, net	—	2,153	(3,281)	1,128	—	—

Net cash provided by (used in) financing activities	—	(4,732)	43,484	1,128	—	39,880
Effect of changes in foreign currency exchange rates on cash and cash equivalents	—	—	—	29	—	29

Net increase (decrease) in cash and cash equivalents	—	(1,252)	15,082	1,797	—	15,627
Cash and cash equivalents at beginning of period	—	2,003	39,162	7,833	—	48,998

Cash and cash equivalents at end of period	$—	$751	$54,244	$9,630	$—	$64,625

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements relating to future events and future performance. All statements other than those that are purely historical may be forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report include statements about:

•	our future financial performance, including our revenues, cost of revenues and operating expenses, and our ability to sustain profitability and achieve long-term growth;

•	our rate of revenue and expense growth;

•	our high degree of leverage and our ability to service our debt;

•	our intention to pay dividends to our parent to fund cash interest payments on the PIK Notes;

•	the potential impact of debt covenant restrictions on our flexibility in operating our business;

•	our success with respect to any recent or future acquisitions, and our ability to integrate acquired businesses;

•	the pool of our potential subscribers;

•	our ability to attract and retain subscribers and their choices of subscription package;

•	our ability to manage growth, including adding employees and facilities;

•	our investments in content, technology and products, and the success of our promotional programs and new products, including our Ancestry DNA service;

•	our competitive position;

•	our ability to generate additional revenues on a cost-effective basis;

•	our ability to acquire content and make it available online;

•	our ability to enhance the subscribers’ experience with added tools and features and to provide value;

•	our continued investment in our international operations;

•	our ability to adequately manage costs and control margins and trends;

•	our brand awareness;

•	our liquidity and working capital requirements and the availability of cash and credit;

•	our ability to protect users’ data and privacy concerns and to comply with privacy and security standards and laws, including data related to our Ancestry DNA service;

•	changes in our effective tax rate;

•	the impact of external market forces, including changes in the macroeconomic environment and foreign currency exchange rates;

•	the impact of claims or litigation;

•	the impact of potential legislation and regulatory changes on privacy, subscription renewal, DNA or other aspects of our business; and

•	risks related to the “Notes” and to high yield debt securities generally.

Although we believe that the assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss in this Quarterly Report under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere, including information contained in our registration statement on Form S-4. You should read these factors and the other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report.

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

Overview

Ancestry.com LLC (the “Parent”) is a holding company and all operations are conducted by its wholly-owned subsidiaries. Ancestry.com LLC and its subsidiaries are collectively referred to as the “Successor”, “Ancestry.com”, “we” or “us”. Ancestry.com is the world’s largest online family history resource, with approximately 2.1 million paying subscribers around the world as of September 30, 2013. Total subscribers across all websites, including Ancestry.com branded websites, Archives.com, Fold3.com and Newspapers.com, were approximately 2.7 million as of September 30, 2013.

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

On October 21, 2012, our predecessor, Ancestry.com Inc. (the “Predecessor” or “Issuer”), entered into a definitive merger agreement (the “Merger Agreement”) with Global Generations Merger Sub Inc. (the “Merger Sub”) and its parent company, Ancestry US Holdings Inc. (“Holdings”) to acquire the Predecessor for $32.00 per share of common stock (the “Merger”). Holdings is a wholly-owned subsidiary of Ancestry.com LLC, which is controlled by Permira funds and co-investors (the “Sponsors”). On December 28, 2012, pursuant to the Merger Agreement, the Parent through its wholly-owned subsidiaries completed its acquisition of the Predecessor for approximately $1.5 billion. The Merger and all activity related to the Merger is referred to collectively as the “Transaction”. Other than the change of control, our primary business activities remain unchanged after the Transaction. See Note 2 in the condensed consolidated financial statements as of September 30, 2013 for further discussion.

As a result of the Transaction, our financial results are presented for Successor and Predecessor periods, which relate to periods succeeding and preceding the Transaction, respectively. The following discussion and analysis is based on and should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report, as well as the consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and other information in our registration statement on Form S-4.

Recent Developments

Ancestry.com Holdings LLC Senior Unsecured PIK Notes

On September 17, 2013, our parent, Ancestry.com Holdings LLC (“Holdings LLC”), closed a private offering of $300.0 million aggregate principal amount of senior unsecured payment-in-kind toggle notes due October 15, 2018 (the “PIK Notes”). Holdings LLC is a holding company with no material operations and limited assets other than its ownership of the membership interests of Ancestry.com LLC. The PIK Notes were issued at 99% of par, resulting in an original issue discount of $3.0 million. Interest on the PIK Notes is payable semi-annually in arrears on April 15 and October 15 each year through maturity, commencing on April 15, 2014. The first and last interest payments on the PIK Notes will be entirely payable in cash. All other interest payments are required to be paid in cash. Subject to cash availability and restricted payment capacity, Holdings LLC will be entitled to pay all or a portion of the interest payment by increasing the principal amount of the notes or issuing new notes in an amount equal to the interest payment for the applicable interest period (“PIK Interest”). Cash interest on the PIK Notes will accrue at the rate of 9.625% per annum; PIK Interest will accrue at the rate of 10.375% per annum. Holdings LLC subsequently distributed the proceeds of the debt offering, net of the original issue discount and related fees and expenses, to its indirect parent entity to fund a return-of-capital distribution to its indirect parent entity’s shareholders and stock-based award holders.

The PIK Notes are senior unsecured obligations of Holdings LLC and are structurally subordinated to all our existing and future indebtedness. Additionally, we did not guarantee the PIK Notes, nor were any of our assets pledged as collateral for the PIK Notes. As we are not an obligor or a guarantor on the PIK Notes, the debt is recorded only in the financial statements of Holdings LLC and is not reflected in the consolidated financial statements of Ancestry.com LLC. While not required, we intend to make dividends to Holdings LLC in order to fund cash interest payments of the PIK Notes, provided that such dividends are permitted under the covenants of the Amended Credit Facility and Notes. If interest on the PIK Notes is paid in cash, annual interest payments will total approximately $28.9 million.

Term Loan Repricing

On May 15, 2013, we completed a repricing of our $720.0 million credit facility (the “Credit Facility”), which consisted of a $670.0 million term loan (“Term Loan”) and a $50.0 revolving credit facility (“Revolving Facility”), and entered into Amendment No. 1 to the Credit Facility agreement (the “Amended Credit Facility”). We used $30.0 million of cash-on-hand to decrease the aggregate principal amount of the Term Loan to $638.3 million prior to the repricing. As part of Amendment No. 1, we repriced the Term Loan such that the holders thereof will hold $488.3 million of Term B Loans (the “Term Loan B”), which will have the same maturity as the original Term Loan of December 2018, and a new $150.0 million tranche of Term A Loans (the “Term Loan A”), which will mature in May 2018. See Note 5 in the condensed consolidated financial statements as of September 30, 2013 and “Liquidity and Capital Resources—Credit Facility” for additional information regarding our Amended Credit Facility.

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

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key operating metrics to evaluate our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate forward-looking projections. Total subscribers across all websites, including Ancestry.com branded websites, Archives.com, Fold3.com and Newspapers.com, were approximately 2.7 million as of September 30, 2013. The following key operating metrics reflect data with respect to our Ancestry.com websites and exclude our other subscription-based websites, such as Archives.com and Fold3.com.

•	Total subscribers. A subscriber is an individual who pays for renewable access or redeems a gift subscription to one of our Ancestry.com branded websites. Total subscribers is defined as the number of subscribers at the end of the period.

•	Net subscriber additions. Net subscriber additions is the total number of new customers who purchase a subscription or redeem a gift subscription to our Ancestry.com branded websites less the total number of subscribers who choose not to renew a completed subscription in the period.

Our key business metrics are presented for the three months ended September 30, 2013, June 30, 2013 and September 30, 2012 (in thousands):

	Three Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012
Total subscribers at end of quarter	2,175	2,112	2,020
Net subscriber additions	64	16	15

The following table presents the percentage of total subscribers by subscription duration type at September 30, 2013, June 30, 2013 and September 30, 2012:

	September 30, 2013	June 30, 2013	September 30, 2012
Annual	42.1%	43.8%	48.1%
Semi-annual	23.6	26.6	22.1
Quarterly	2.8	3.1	4.1
Monthly	31.5	26.5	25.7

Total	100.0%	100.0%	100.0%

Components of Condensed Consolidated Statements of Comprehensive Income (Loss)

Revenues

Subscription revenues. We derive subscription revenues primarily from providing access to our Ancestry.com websites, and we recognize the subscription revenues, net of estimated cancellations, ratably over the subscription period. We offer a 14-day free trial, after which, unless cancelled, we charge the full period subscription amount. No revenue is recognized or allocated to the 14-day free trial period. Amounts received from subscribers for which the performance obligations have not been fulfilled were recorded in deferred revenue. We have established a revenue reserve based on historical subscription cancellations. Actual customer subscription cancellations are charged against the allowance or deferred revenues to the extent that revenue has not yet been recognized.

Total subscription revenues also include subscriptions to our other websites, such as Archives.com and Fold3.com. We attribute subscription revenues by country based on the billing address of the subscriber, regardless of the website to which the person subscribes. The following table presents subscription revenue by geographic region (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
United States	$98,962	$90,504	$278,568	$252,091
United Kingdom	14,566	13,697	41,334	39,887
All other countries	15,991	14,731	46,099	42,587

Total subscription revenues	$129,519	$118,932	$366,001	$334,565

Product and other revenues. Product and other revenues include sales of our AncestryDNA services, Family Tree Maker desktop software, physical delivery of copies of historical vital records (birth, marriage and death certificates), ProGenealogists’ genealogical research services, and other products and services. Revenues related to these products or services are recognized upon shipment of the product or completion of the services, as applicable.

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

Cost of product and other revenues. Cost of product and other revenue consists of AncestryDNA service costs, personnel-related costs including ProGenealogists’ genealogical research services, direct costs of products sold, shipping costs and credit card processing fees.

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

Transaction-related expenses. Transaction-related expenses consist of one-time costs associated with the Transaction. Transaction-related expenses consist primarily of investment banking, legal, accounting, consulting and other expenses related to the Transaction.

Interest Expense, Net, Other Income (Expense), Net and Income Tax Benefit (Expense)

Interest expense, net. Interest expense, net includes interest expense associated with borrowings, the amortization of debt related costs associated with the issuance of our debt, including accelerated amortization of costs as a result of the debt repricing, and interest income earned on cash and cash equivalents. Our interest expense varies based on the level of debt outstanding and changes in interest rates. Due to the effects of the debt repricing and principal payments, we expect interest expense to continue to decrease during the remainder of 2013 based on our current interest rates.

Other income (expense), net. Other income (expense), net primarily includes foreign currency transaction and remeasurement gains and losses, which vary based on changes in foreign currency exchange rates.

Income tax benefit (expense). Income tax benefit (expense) consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

Results of Operations

The following table sets forth our statements of operations, as included in the condensed consolidated statements of comprehensive income (loss), as a percentage of total revenues for the three and nine months ended September 30, 2013 (Successor) and 2012 (Predecessor). The information contained in the table below should be read in conjunction with our condensed consolidated financial statements and the related notes.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Subscription revenues	92.6%	92.7%	92.6%	94.0%
Product and other revenues	7.4	7.3	7.4	6.0

Total revenues	100.0	100.0	100.0	100.0
Costs of revenues:
Cost of subscription revenues	16.7	13.1	16.9	13.9
Cost of product and other revenues	3.9	4.9	4.3	3.6

Total cost of revenues	20.6	18.0	21.2	17.5

Gross profit	79.4	82.0	78.8	82.5
Operating expenses:
Technology and development	15.7	15.5	16.2	15.5
Marketing and advertising	26.1	24.0	27.3	29.6
General and administrative	10.2	8.8	10.0	9.7
Amortization of acquired intangible assets	33.1	3.6	35.2	2.9
Transaction-related expenses	—	2.2		0.8

Total operating expenses	85.1	54.1	88.7	58.5

Income (loss) from operations	(5.7)	27.9	(9.9)	24.0
Interest expense, net	(13.6)	(0.3)	(17.8)	(0.2)
Other income (expense), net	0.2	0.4	(0.1)	0.2

Income (loss) before income taxes	(19.1)	28.0	(27.8)	24.0
Income tax benefit (expense)	9.3	(8.6)	13.5	(7.6)

Net income (loss)	(9.8)	19.4	(14.3)	16.4

Revenues, Costs of Revenues and Gross Profit

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended			Nine months ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Revenues:
Subscription revenues	$129,519	$118,932	8.9%	$366,001	$334,565	9.4%
Product and other revenues	10,416	9,423	10.5	29,404	21,404	37.4

Total revenues	139,935	128,355	9.0	395,405	355,969	11.1
Costs of revenues:
Cost of subscription revenues	23,314	16,776	39.0	66,718	49,473	34.9
Cost of product and other revenues	5,418	6,319	(14.3)	17,086	12,688	34.7

Total cost of revenues	28,732	23,095	24.4	83,804	62,161	34.8

Gross profit	$111,203	$105,260	5.6	$311,601	$293,808	6.1

Gross profit percentage	79.5%	82.0%		78.8%	82.5%

Subscription revenues

For the three months ended September 30, 2013, our subscription revenues increased $10.6 million compared to the three months ended September 30, 2012. Subscription revenues for the three months ended September 30, 2013 would have increased by $13.5 million except for the non-cash adjustment to write down deferred revenue to fair value as a result of the application of purchase accounting for the Transaction. The increase was primarily the result of an increase in the number of total subscribers and an increase in subscription revenues of $5.8 million for Archives.com, which we acquired in August 2012. For the three months ended September 30, 2013, changes in average foreign currency exchange rates did not have a significant effect on subscription revenues.

For the nine months ended September 30, 2013, our subscription revenues increased $31.4 million compared to the nine months ended September 30, 2012. Subscription revenues for the nine months ended September 30, 2013 would have increased by $51.6 million except for the non-cash adjustment to write down deferred revenue to fair value as a result of the application of purchase accounting for the Transaction. The increase was primarily the result of an increase in the number of total subscribers and an increase in subscription revenues of $17.5 million for Archives.com, which we acquired in August 2012. For the nine months ended September 30, 2013, changes in average foreign currency exchange rates did not have a significant effect on subscription revenues.

Product and other revenues

For the three months ended September 30, 2013, our product and other revenues increased $1.0 million compared to the three months ended September 30, 2012. The increase was due to growth in our AncestryDNA service revenue as well as the launch of a new version of our Family Tree Maker software in September 2013.

For the nine months ended September 30, 2013, our product and other revenues increased $8.0 million compared to the nine months ended September 30, 2012. The increase was primarily due to growth in our AncestryDNA service revenue since the launch of this product in May 2012.

Cost of subscription revenues

For the three months ended September 30, 2013, our cost of subscription revenues increased $6.5 million compared to the three months ended September 30, 2012. The increase was primarily due to a $3.8 million increase in content database amortization due to the recognition of content at fair value as a part of purchase accounting for the Transaction. Additionally, personnel-related expenses increased $1.2 million resulting from an increase in the average number of web hosting and subscriber services personnel during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

For the nine months ended September 30, 2013, our cost of subscription revenues increased $17.2 million compared to the nine months ended September 30, 2012. The increase was primarily due to an $11.7 million increase in content database amortization due to the recognition of content at fair value as a part of purchase accounting for the Transaction. Additionally, personnel-related expenses increased $3.5 million resulting from an increase in the average number of web hosting and subscriber services personnel during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Cost of product and other revenues

For the three months ended September 30, 2013, our cost of product and other revenues decreased $0.9 million compared to the three months ended September 30, 2012. The decrease was primarily due to a reduction in per unit processing costs associated with our AncestryDNA service revenue, partially offset by an increase in volume.

For the nine months ended September 30, 2013, our cost of product and other revenues increased $4.4 million compared to the nine months ended September 30, 2012. This was primarily due to an increase in the sales volume associated with the growth of our AncestryDNA service since the launch of this product in May 2012, which was partially offset by a reduction in per unit processing costs.

Operating Expenses

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended			Nine months ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)

Operating expenses:
Technology and development	$21,963	$19,887	10.4%	$63,898	$55,292	15.6%
Marketing and advertising	36,550	30,810	18.6	107,872	105,303	2.4
General and administrative	14,234	11,230	26.7	39,509	34,605	14.2
Amortization of acquired intangible assets	46,350	4,577	912.7	139,032	10,362	1,241.7
Transaction-related expenses	—	2,878	(100.0)	—	2,878	(100.0)

Total operating expenses	$119,097	$69,382	71.7%	$350,311	$208,440	68.1%

Technology and development

For the three months ended September 30, 2013, our technology and development expenses increased $2.1 million compared to the three months ended September 30, 2012. The increase is primarily due to an increase in personnel-related expenses. The average number of technology and development personnel increased 12% during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

For the nine months ended September 30, 2013, our technology and development expenses increased $8.6 million compared to the nine months ended September 30, 2012. The increase is primarily due to an increase in personnel-related expenses. The average number of technology and development personnel increased 21% during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Marketing and advertising

For the three months ended September 30, 2013, our marketing and advertising expenses increased $5.7 million compared to the three months ended September 30, 2012. The increase was primarily due to a $4.8 million increase in external marketing expenses due to the timing of our marketing campaigns.

For the nine months ended September 30, 2013, our marketing and advertising expenses increased $2.6 million compared to the nine months ended September 30, 2012. The increase was primarily due to increased personnel related expenses resulting from an increase in the average number of marketing and advertising personnel during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

General and administrative

For the three months ended September 30, 2013, our general and administrative expenses increased $3.0 million compared to the three months ended September 30, 2012. This increase was primarily due to $1.5 million of general legal and professional fees related to certain items, including litigation and the return-of-capital distribution. Additionally, personnel expenses increased $1.2 million due to an increase in the average number of general and administrative personnel primarily as a result of a change in the job responsibility of certain individuals such that they now support the entire company.

For the nine months ended September 30, 2013, our general and administrative expenses increased $4.9 million compared to the nine months ended September 30, 2012. This increase was primarily due to $3.6 million of general legal and professional fees related to certain items, including litigation and the return-of-capital distribution. Additionally, personnel expenses increased $2.5 million due to an increase in the average number of general and administrative personnel primarily as a result of a change in the job responsibility of certain individuals such that they now support the entire company.

Amortization of acquired intangible assets

For the three months ended September 30, 2013, our amortization of acquired intangible assets increased $41.8 million compared to the three months ended September 30, 2012. These increases were primarily due to the amortization of acquired intangible assets that were recorded at fair value as a part of purchase accounting for the Transaction.

For the nine months ended September 30, 2013, our amortization of acquired intangible assets increased $128.7 million compared to the nine months ended September 30, 2012. The increase was driven by the same factors that influenced the three-month results.

Transaction-related expenses

For the three months ended September 30, 2013, our transaction-related expenses decreased $2.9 million compared to the three months ended September 30, 2012. Transaction-related expenses consist of one-time costs associated with the Transaction, which were incurred during the three months ended September 30, 2012. No transaction-related expenses were incurred during the three months ended September 30, 2013.

For the nine months ended September 30, 2013, our transaction-related expenses decreased $2.9 million compared to the nine months ended September 30, 2012. The decrease was driven by the same factors that influenced the three-month results.

Interest Expense, net, Other Income (Expense), Net and Income Tax Benefit (Expense)

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended			Nine months ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Interest expense, net	$(19,069)	$(380)	4,918.2%	$(70,569)	$(674)	10,370.2%
Other income (expense), net	278	482	(42.3)	(434)	761	(157.0)
Income tax benefit (expense)	13,039	(11,080)	(217.7)	53,360	(27,031)	(297.4)
Other data:
Effective tax rate	48.9%	30.8%		48.6%	31.6%

Interest expense, net

For the three months ended September 30, 2013, interest expense, net increased $18.7 million compared to the three months ended September 30, 2012. In conjunction with the Transaction, we entered into $970.0 million in total debt. For the three months ended September 30, 2012, we had minimal debt outstanding.

For the nine months ended September 30, 2013, interest expense, net increased $69.9 million compared to the nine months ended September 30, 2012. In conjunction with the Transaction, we entered into $970.0 million in total debt. Interest expense, net for the nine months ended September 30, 2013 also includes $9.2 million of interest expense related to the acceleration of amortization expenses of the original issue discount and deferred financing costs incurred as a result of the repricing of the Term Loan. For the three months ended September 30, 2012, we had minimal debt outstanding.

Other income (expense), net

For the three months ended September 30, 2013, other income (expense), net changed by an immaterial dollar amount compared to the three months ended September 30, 2012.

For the nine months ended September 30, 2013, other income (expense), net increased by $1.2 million compared to the nine months ended September 30, 2012 primarily due to changes in foreign currency exchange rates.

Income tax benefit (expense)

For the three months ended September 30, 2013, we recorded an income tax benefit of $13.0 million, resulting in an effective income tax rate of 48.9%, compared with income tax expense of $11.1 million for the three months ended September 30, 2012, resulting in an effective income tax rate of 30.8%. The increase of 18.1 percentage points in the effective income tax rate resulted primarily from the foreign tax rate benefit, which reduced the effective income tax rate during the three months ended September 30, 2012, but increased the effective income tax rate during the three months ended September 30, 2013 due to our loss before income taxes.

For the nine months ended September 30, 2013, we recorded an income tax benefit of $53.4 million, resulting in an effective income tax rate of 48.6%, compared with income tax expense of $27.0 million for the nine months ended September 30, 2012, resulting in an effective income tax rate of 31.6%. The increase of 17.0 percentage points in the effective income tax rate also resulted primarily from the foreign tax rate benefit, which reduced the effective income tax rate during the nine months ended September 30, 2012, but increased the effective income tax rate during the nine months ended September 30, 2013 due to our loss before income taxes. Additionally, we recognized 2012 federal research and development tax credits during the nine months ended September 30, 2013. This credit, which increased the effective income tax rate, was recorded during the nine months ended September 30, 2013, as a result of the American Taxpayer Relief Act of 2012, enacted on January 2, 2013.

Other Financial Data

In addition to our results discussed above determined under GAAP, we believe non-GAAP revenues, adjusted EBITDA and free cash flow are useful to investors as supplemental measures to evaluate the overall operating performance of our business. For the three and nine months ended September 30, 2013 and 2012, our non-GAAP revenues, adjusted EBITDA and free cash flow were as follows:

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended			Nine months ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Non-GAAP Revenues(1)	$142,847	$128,355	11.3%	$415,567	$355,969	16.7%
Adjusted EBITDA(2)	54,813	54,147	1.2	158,016	128,715	22.8
Free cash flow(3)	54,543	33,659	62.0	117,310	64,708	81.3

(1)	Non-GAAP revenues. We define non-GAAP revenues as the revenues that would have been recognized, except for the write-down of deferred revenue to fair value as a result of the application of purchase accounting for the Transaction. Non-GAAP revenues is calculated as total revenues plus the effects of non-cash adjustments to revenue from purchase accounting.
(2)	Adjusted EBITDA. We define adjusted EBITDA as net income (loss) plus non-cash adjustments to revenue from purchase accounting, interest expense, net; other (income) expense, net; income tax expense (benefit); non-cash charges, including depreciation, amortization, and stock-based compensation expense; and expenses associated with the Transaction.
(3)	Free cash flow. We define free cash flow as net income (loss) plus non-cash adjustments to revenue from purchase accounting, interest expense, net; other (income) expense, net; income tax expense (benefit); non-cash charges including depreciation, amortization, and stock-based compensation expense; and expenses associated with the Transaction; minus capitalization of content databases, purchases of property and equipment and cash received (paid) for income taxes and interest.

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

Our management uses non-GAAP revenues, adjusted EBITDA and free cash flow as measures of operating performance; for planning purposes, including the preparation of our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; and in communications with our Operating Committee concerning our financial performance. Adjusted EBITDA together with non-GAAP revenues has also been used as a financial performance objective in determining the bonus pool under our recent performance incentive programs. Management believes that the use of non-GAAP revenues, adjusted EBITDA and free cash flow provides consistency and comparability with our past financial performance, facilitates period to period comparisons of operations and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results. Management believes that it is useful to exclude non-cash charges such as purchase accounting adjustments, depreciation, amortization, and stock-based compensation from the calculation of non-GAAP revenues, adjusted EBITDA and free cash flow because (i) the amount of such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock-based awards, as the case may be. Management also believes it is useful to exclude Transaction-related expenses from the calculation of adjusted EBITDA and free cash flow because such expenses do not correlate to the underlying performance of our business and are non-recurring.

Although non-GAAP revenues, adjusted EBITDA and free cash flow are frequently used by investors and securities analysts in their evaluations of companies, non-GAAP revenues, adjusted EBITDA and free cash flow each have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under GAAP.

Some of these limitations are:

•	non-GAAP revenues do not include the impact of purchase accounting adjustments, which are intended to reflect the fair value of the recognized deferred revenue at the date of the Transaction;

•	adjusted EBITDA and free cash flow do not reflect our future requirements for contractual commitments and adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures;

•	adjusted EBITDA and free cash flow do not reflect changes in, or cash requirements for, our working capital;

•	adjusted EBITDA does not reflect interest income and expense;

•	adjusted EBITDA does not reflect cash requirements for income taxes;

•	adjusted EBITDA and free cash flow do not reflect the non-cash component of employee compensation;

•	although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	other companies in our industry may calculate adjusted EBITDA or free cash flow or similarly titled measures differently than we do, limiting their usefulness as comparative measures.

The following table presents a reconciliation of non-GAAP revenues to total revenues, the most comparable GAAP measure, for each of the periods identified.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Reconciliation of non-GAAP revenues to total revenues
Total revenues	$139,935	$128,355	$395,405	$355,969
Non-cash revenue adjustment(1)	2,912	—	20,162	—

Non-GAAP revenues	$142,847	$128,355	$415,567	$355,969

(1)	Represents non-cash adjustments to revenue or the revenues that would have been recognized, except for the write-down of deferred revenue to fair value as a result of the application of purchase accounting for the Transaction.

The following table presents a reconciliation of our adjusted EBITDA and free cash flow to net income (loss), the most comparable GAAP measure, for the periods presented.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Reconciliation of adjusted EBITDA and free cash flow to net income (loss):
Net income (loss)	$(13,646)	$24,900	$(56,353)	$58,424
Non-cash revenue adjustment(1)	2,912	—	20,162	—
Interest expense, net	19,069	380	70,569	674
Other (income) expense, net	(278)	(482)	434	(761)
Income tax expense (benefit)	(13,039)	11,080	(53,360)	27,031
Depreciation	4,428	3,754	12,256	10,907
Amortization	53,078	7,554	158,833	18,476
Stock-based compensation expense	2,289	4,083	5,475	11,086
Transaction-related expenses	—	2,878	—	2,878

Adjusted EBITDA	$54,813	$54,147	$158,016	$128,715

Capitalization of content databases	(6,060)	(6,288)	(14,732)	(18,966)
Purchases of property and equipment	(4,058)	(7,326)	(17,248)	(17,443)
Cash paid for interest	(8,340)	(337)	(45,645)	(537)
Cash received (paid) for income taxes	18,188	(6,537)	36,919	(27,061)

Free cash flow	$54,543	$33,659	$117,310	$64,708

(1)	Represents non-cash adjustments to revenue or the revenues that would have been recognized, except for the write-down of deferred revenue to fair value as a result of the application of purchase accounting for the Transaction.

Liquidity and Capital Resources

Credit Facility

On May 15, 2013, we completed a repricing of the Credit Facility and entered into the Amended Credit Facility primarily to achieve more favorable interest rates on the Term Loan. We used $30.0 million of cash-on-hand to decrease the aggregate principal amount of the Term Loan to $638.3 million prior to the repricing. As part of Amendment No. 1, we repriced the Term Loan such that the holders thereof will hold $488.3 million of the Term Loan B, which will have the same maturity as the original Term Loan of December 2018, and a new $150.0 million tranche of the Term Loan A, which will mature in May 2018. The Issuer continues to have a $50.0 million Revolving Facility expiring in December 2017. The Amended Credit Facility allows the Issuer to borrow up to $150.0 million plus additional amounts provided the pro forma total net secured leverage ratio does not exceed 4.00 to 1.00.

Amounts borrowed under the Term Loan A are payable in equal quarterly installments of $7.5 million through maturity. Amounts borrowed under the Term Loan B are required to be paid in equal quarterly installments totaling 1% of the amended principal amount of the Term Loan B annually, with the balance payable upon maturity. Additionally, subject to certain conditions, mandatory prepayments are required to be made annually beginning in 2015 upon delivery of the 2014 audited financial statements. Mandatory prepayments are required up to 50% of excess cash flow, based on our net secured leverage ratio and net cash proceeds of certain other transactions. As of September 30, 2013, no funds had been drawn against the Revolving Facility. Borrowings under the Revolving Facility may be used for the purpose of general working capital, capital expenditures and other capital needs.

The credit agreement governing the Amended Credit Facility generally permits dividends out of “available amounts” (defined as retained excess cash flow not otherwise required to be applied to repay borrowings under the Amended Credit Facility). The available amount formulation includes a starter amount of $25.0 million and will include available amounts beginning with respect to fiscal year ended December 31, 2014. However, available amounts are only adjusted annually upon the delivery of our audited financial statements.

Available Amounts are adjusted based on the calculation of 50% of our retained excess cash flow for such year under the terms of the credit agreement. In addition, as a condition to making such payments to the Issuer, we must be in compliance with the Amended Credit Facility. Separately, the credit agreement governing the Amended Credit Facility has a general basket for such payments of $25.0 million.

The Term Loan A, Term Loan B and Revolving Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable margin plus, at our option, either: (a) a base rate determined by reference to the highest of (i) the Barclays Bank PLC prime rate at such time, (ii) 0.50% in excess of the overnight federal funds rate at such time and (iii) the LIBOR rate that is in effect for a LIBOR loan with an interest period of one month plus 1.00%, provided that the base rate for the Term Loan A is not less than 2.00% and that the base rate for the Term Loan B is not less than 2.25%; or (b) a LIBOR rate, provided that the LIBOR rate for the Term Loan A is not less than 1.00% and that the LIBOR rate for the Term Loan B is not less than 1.25%. The applicable margin shall mean either: (a) in the case of a base rate Term Loan A, 2.25%, and in the case of a base rate Term Loan B, 3.00%, or (b) in the case of a LIBOR Term Loan A, 3.25%, and in the case of a LIBOR Term Loan B, 4.00%. As of September 30, 2013, the interest rates on the Term Loan A and Term Loan B were equal to a LIBOR floor of 1.00% and 1.25% plus applicable margins of 3.25% and 4.00%, respectively. The applicable margin for the Revolving Facility is subject to step-ups and step-downs based on our leverage ratio. The Issuer is also required to pay a commitment fee of 0.50% per annum on the unutilized commitments under the Revolving Facility, which fee decreases to 0.375% if the total net secured leverage ratio is less than or equal to 2.75 to 1.00.

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

The Amended Credit Facility contains customary affirmative and negative covenants, including limitations on indebtedness; limitations on liens; limitations on certain fundamental changes (including, without limitation, mergers, consolidations, liquidations and dissolutions); limitations on dispositions; limitations on dividends, other payments in respect of capital stock and other restricted payments; limitations on investments, loans, advances and acquisitions; limitations on guarantees and other contingent obligations; limitations on payments, repayments and modifications of subordinated indebtedness and certain other indebtedness; limitations on transactions with affiliates; limitations on sale and leaseback transactions; limitations on changes in fiscal periods; limitations on agreements restricting liens and/or dividends; and limitations on changes in lines of business. In addition, the Amended Credit Facility contains a maximum total net secured leverage ratio, which will be tested quarterly if outstanding loans and letters of credit under the Revolving Credit Facility exceed $15.0 million or upon the drawdown of loans and/or issuance letters of credit if such drawdown and/or issuance exceeds $15.0 million after giving effect thereto. Events of default under the Amended Credit Facility include, among others, nonpayment of principal when due; nonpayment of interest, fees or other amounts; cross-defaults; covenant defaults; material inaccuracy of representations and warranties; bankruptcy events with respect to us, or any of our material restricted subsidiaries; material unsatisfied or unstayed judgments; certain ERISA events; a change of control; or actual or asserted invalidity of any material guarantee or security document.

The Amended Credit Facility also requires the Issuer to maintain an interest rate protection agreement for a period of not less than three years from the closing date such that not less than 50% of the outstanding debt of the Issuer and its restricted subsidiaries at the closing date is (i) subject to an interest rate protection agreement or (ii) fixed rate borrowings. Accordingly, we have interest rate cap agreements with a $190.0 million total notional amount that cap the three-month LIBOR rate at 1.50% expiring March 31, 2016. These agreements, in conjunction with the fixed interest rate borrowings discussed below, met the stipulations prescribed by the Credit Facility agreement. See Note 5 in the condensed consolidated financial statements as of September 30, 2013 for further description of the terms of our Amended Credit Facility and details of the repricing.

Senior Notes

In December 2012, in connection with the Transaction, the Issuer issued $300.0 million of fixed rate 11.0% notes (“Original Notes”) due in December 2020. In August 2013, the Issuer completed its offer to exchange the Original Notes for $300.0 million in new fixed rate 11.0% notes (“Notes”) due 2020. The Notes are substantially identical to the Original Notes except that they have been registered under the Securities Act of 1933, as amended, are not subject to transfer restrictions, are not entitled to registration rights and do not provide for the payment of additional interest under circumstances relating to the timing of the exchange offer.

Interest on the Notes is payable semi-annually in arrears on June 15 and December 15, commencing on June 15, 2013. The Issuer may redeem all or any portion of the Notes at any time prior to December 15, 2016 at a price equal to 100% of the aggregate principal plus the applicable premium, as defined in the indenture, and accrued interest. The Issuer may redeem any portion or all of the Notes after December 15, 2016 at redemption prices as set forth in the indenture, plus accrued and unpaid interest. In addition, the Issuer may redeem up to 35% of the aggregate principal of the Notes with an amount equal to the proceeds of certain equity offerings any time prior to December 2015 at 111% plus accrued interest. Upon a change of control, the Issuer is required to make an offer to redeem all of the Notes from the holders at 101% of the principal amount thereof plus accrued interest. The Notes are guaranteed by Ancestry.com LLC and certain of its subsidiaries. The effective interest rate of the Notes is approximately 12.0%.

The indenture governing the Notes generally permits the payment of dividends out of a cumulative basket based an aggregate amount not to exceed $50.0 million, which grows quarterly based on 50% of our cumulative Consolidated Net Income, as defined in the indenture governing the Notes, since October 1, 2012. In addition, as a condition to making such payments to the Issuer, we must be in compliance with a fixed charge coverage ratio.

Ancestry.com Holdings LLC Senior Unsecured PIK Notes

On September 17, 2013, our parent, Ancestry.com Holdings LLC (“Holdings LLC”), closed a private offering of $300.0 million aggregate principal amount of senior unsecured payment-in-kind toggle notes due October 15, 2018 (the “PIK Notes”). Holdings LLC is a holding company with no material operations and limited assets other than its ownership of the membership interests of Ancestry.com LLC. The PIK Notes were issued at 99% of par, resulting in an original issue discount of $3.0 million. Interest on the PIK Notes is payable semi-annually in arrears on April 15 and October 15 each year through maturity, commencing on April 15, 2014. The first and last interest payments on the PIK Notes will be entirely payable in cash. All other interest payments are required to be paid in cash. Subject to cash availability and restricted payment capacity, Holdings LLC will be entitled to pay all or a portion of the interest payment by increasing the principal amount of the notes or issuing new notes in an amount equal to the interest payment for the applicable interest period (“PIK Interest”). Cash interest on the PIK Notes will accrue at the rate of 9.625% per annum; PIK Interest will accrue at the rate of 10.375% per annum. Holdings LLC subsequently distributed the proceeds of the debt offering, net of the original issue discount and related fees and expenses, to its indirect parent entity to fund a return-of-capital distribution to its indirect parent entity’s shareholders and stock-based award holders.

The PIK Notes are senior unsecured obligations of Holdings LLC and are structurally subordinated to all our existing and future indebtedness. Additionally, we did not guarantee the PIK Notes, nor were any of our assets pledged as collateral for the PIK Notes. As we are not an obligor or a guarantor on the PIK Notes, the debt is recorded only in the financial statements of Holdings LLC and is not reflected in the consolidated financial statements of Ancestry.com LLC. While not required, we intend to make dividends to Holdings LLC in order to fund cash interest payments of the PIK Notes, provided that such dividends are permitted under the covenants of the Amended Credit Facility and Notes. If interest on the PIK Notes is paid in cash, annual interest payments will total approximately $28.9 million.

Liquidity

Our primary sources of liquidity are our cash and cash equivalents, our cash flows from operations and amounts available under our Revolving Facility. At September 30, 2013, we had $71.4 million in cash and cash equivalents and $50.0 million of availability on our Revolving Facility. As of September 30, 2013, approximately $16.5 million of our cash and cash equivalents was held by our foreign subsidiaries. We have provided for any additional taxes that may be due upon any repatriation of foreign funds for use in our operations in the United States.

Operating costs include costs such as marketing and advertising, personnel-related expenses, capital expenditures related to content databases and equipment, business acquisitions, investments in new service offerings and technologies and Web hosting costs. Expenditures have increased as operations and personnel have grown, and we anticipate that our expenditures will continue to increase in the future. Our future cash expenditures may vary significantly from those now planned and will depend on many factors including:

•	amounts we must pay to service our debt;

•	dividends we intend to make to our parent to fund cash interest payments on the PIK Notes;

•	the levels of advertising and promotion required to acquire and retain subscribers;

•	the development of new services and enhancement of functionality in our technology and tools;

•	market acceptance of our services;

•	the launch of additional services and improvement of our competitive position in the marketplace;

•	our engaging in additional business acquisitions;

•	the level of new content acquisition required to retain and acquire subscribers;

•	the expansion of our development, marketing and administrative organizations;

•	amounts we must spend to integrate and operate acquired businesses;

•	the building of infrastructure necessary to support our growth; and

•	our relationships with subscribers and vendors.

We expect cash and cash equivalents on hand, cash flow from operations and amounts available under our Revolving Facility will provide adequate funds for our currently anticipated operating and recurring cash needs (e.g., debt service, working capital and capital expenditures) for at least the next twelve months; however, our substantial level of debt and debt service obligations as well as our intention to make dividends to our parent to fund cash interest payments due on the PIK Notes could have important consequences including:

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

We may also seek, depending on market conditions, to refinance certain categories of our debt. We may also, from time to time, seek to repurchase the Notes in the open market or otherwise. We and/or our parent entities (the “Ancestry Group”) may also seek to incur additional debt for which we would need to fund the interest and principal payments, which may impact our ability to satisfy our cash requirements. Any such transaction would be subject to market conditions, compliance with the Amended Credit Facility agreement and the indenture governing the Notes and various other factors.

Cash Flow Analysis

Summary cash flow information for cash and cash equivalents for the nine months ended September 30, 2013 and 2012 is set forth below. We consider cash and cash equivalents in evaluating our overall cash position.

	Successor	Predecessor
	Nine months ended September 30,
	2013	2012	% Change
	(in thousands)
Net cash and cash equivalents provided by (used in):
Operating activities	$130,001	$126,633	2.7%
Investing activities	(40,980)	(150,915)	(72.8)
Financing activities	(53,317)	39,880	(233.7)
Effect of changes in foreign currency exchange rates on cash and cash equivalents	—	29	(100.0)

Increase (decrease) in cash and cash equivalents	$35,704	$15,627	128.5

Net cash provided by operating activities

For the nine months ended September 30, 2013, net cash provided by operating activities was $130.0 million, an increase of $3.4 million compared to the nine months ended September 30, 2012. Net cash provided by operating activities consisted of a net loss of $56.4 million, adjustments for non-cash items of $163.6 million and changes in operating assets and liabilities of $22.8 million. For the nine months ended September 30, 2013, this represented a $114.8 million decrease in net income (loss), a $122.4 million increase in non-cash adjustments and a $4.3 million decrease in the changes in operating assets and liabilities over the nine months ended September 30, 2012. The increase in adjustments for non-cash items primarily consisted of a $160.5 million increase in amortization of intangible assets and content databases and a non-cash adjustment to deferred revenue, which were due to the changes in fair value of the related assets and liabilities as a result of the Transaction. The increase also included a $15.8 million increase in amortization of debt related costs due to the issuance of the Credit Facility and the effects of the repricing of the Term Loan, as well as an increase in depreciation expense of $1.3 million. These increases were partially offset by a decrease in deferred income taxes of $49.6 million and a decrease in stock-based compensation expense of $5.6 million. The decrease in the changes in operating assets and liabilities was due to a $21.6 million decrease in deferred revenue as a result of a change in the mix of customer subscription durations, as well as the timing of cash receipts and payments offset in part by net cash received from tax refunds of $36.9 million.

Net cash used in investing activities

For the nine months ended September 30, 2013, net cash used in investing activities totaled $41.0 million, a decrease of $109.9 million compared to the nine months ended September 30, 2012. This decrease primarily relates to a decrease of $105.5 million in cash used to acquire businesses. In addition, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, investments in content databases decreased by $4.2 million.

Net cash used in financing activities

For the nine months ended September 30, 2013, net cash used in financing activities totaled $53.3 million, an increase of $93.2 compared to the nine months ended September 30, 2012. The change was primarily due to a decrease of $70.0 million in proceeds from debt, an increase in principal payments of $22.9 million made on our debt, $7.8 million in cash paid for debt repricing fees, as well as a $7.8 million decrease in net cash inflows for stock-based compensation related activity during the nine months ended September 30, 2013. These changes were partially offset by a decrease of $12.8 million in repurchases of common stock as well as proceeds from member’s capital contributions of $2.5 million during the nine months ended September 30, 2013.

Contractual Obligations

The following table summarizes our principal contractual obligations as of September 30, 2013:

		Payments Due by Period
		Less than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Debt(1)	$922,104	$34,882	$69,767	$54,767	$762,688
Interest payments(1)(2)	392,531	64,162	123,745	117,538	87,086
Operating leases	25,442	6,095	9,583	6,628	3,136
Co-location service agreement	3,415	2,856	559	—	—
Purchase obligations	19,445	7,200	12,245	—	—

Total contractual cash obligations(3)	$1,362,937	$115,195	$215,899	$178,933	$852,910

(1)	Amounts do not include the Ancestry.com Holdings LLC Senior Unsecured PIK Notes or related interest expense.
(2)	Amounts are based on estimated interest rates on the variable portion of our debt.
(3)	Amounts exclude uncertain tax position liability of $5.6 million, for which timing of payments are not determinable.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification ("ASC") Topic 740, Income Taxes. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. In situations where a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public companies and after December 15, 2014 for non-public companies. Early adoption is permitted. As an “emerging growth company” under the JOBS Act, we have elected to delay adoption of new or revised accounting standards applicable to public companies until such pronouncements are made applicable to private companies. We plan to adopt this standard prospectively for fiscal years beginning after December 15, 2014. The adoption of this standard is not expected to have a material effect on our financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business, which currently are comprised primarily of interest rate risks and foreign currency exchange risks. A hypothetical change in our borrowing rate of 1% on the variable portion of our Term Loan A and Term Loan B would change expected interest expense for the remainder of 2013 by $1.1 million. See Note 5 of the unaudited condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” for additional information regarding our Amended Credit Facility.

For financial market risks related to foreign currency exchange, refer to the “Quantitative and Qualitative Disclosures about Market Risk” contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our registration statement on Form S-4. Our exposure to market risk has not changed significantly since December 31, 2012 other than the repricing of our Credit Facility, which occurred on May  15, 2013.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Litigation Challenging the Transaction (In re: Ancestry.com Inc. Shareholder Litigation)

Following the announcement on October 22, 2012 of the execution of the Merger Agreement, litigation challenging the Transaction ensued. The Court of Chancery of the State of Delaware dismissed the claims in the litigation with prejudice on September 27, 2013. As of October 30, 2013, plaintiffs had not appealed the Court of Chancery’s decision. The discussion below further details the history of the litigation.

The following complaints were filed in the Court of Chancery challenging the proposed acquisition of the Company: Heck v. Sullivan, et al. (C.A. No. 7893), Smilow v. Ancestry.com Inc., et al. (C.A. No. 7987), Boca Raton Police & Firefighters’ Retirement System v. Billings, et al. (C.A. No. 7989), Pontiac General Employees Retirement System v. Billings (C.A. No. 7988), Dale G. & Donella M. Jacobs Trust v. Ancestry.com Inc., et al. (C.A. No. 8004), Palumbo et ano. v. Spectrum Equity Investors LP, et al. (C.A. No. 8016), Windemuth v. Ancestry.com Inc., et al.(C.A. No. 8013), Althaver v. Ancestry.com Inc., et al. (C.A. No. 8023), and Steamfitters Local 449 Pension Fund v. Ancestry.com Inc., et al. (C.A. No. 8034). Each of the actions is a putative class action filed on behalf of the public stockholders of the Predecessor and names as defendants the Company, its directors, Holdings and Merger Sub. All but the Heck action also name Permira as a defendant. The Boca Raton Police & Firefighters’ Retirement System, Pontiac General Employees Retirement System, Dale G. & Donella M. Jacobs Trust, Palumbo, Windemuth, Althaver and Steamfitters Local 449 Pension Fund complaints also name Howard Hochhauser and Spectrum as defendants. All of these actions have been consolidated as In re: Ancestry.com Inc. Shareholder Litigation (Consolidated C.A. No. 7988). The complaints generally allege that the individual defendants breached their fiduciary duties in connection with their consideration and approval of the Merger and that the entity defendants aided and abetted those breaches. The complaints seek, among other relief, declaratory and injunctive relief enjoining the Transaction. On December 17, 2012, the Court heard argument in In re: Ancestry.com Inc. Shareholder Litigation on plaintiffs’ motion to preliminarily enjoin the proposed merger between the Predecessor and Merger Sub and the upcoming special meeting of the Predecessor’s stockholders that was to be held to vote on the Merger. At the conclusion of the hearing, the Court required that the Predecessor disclose certain information before the special meeting of the Predecessor’s stockholders could proceed and otherwise denied the substantive aspects of the motion for a preliminary injunction. The information required to be disclosed by the Court was disclosed on December 19, 2012 and the Merger was consummated on December 28, 2012. The litigation has continued following the consummation of the transaction.

On March 8, 2013, the plaintiffs filed an amended complaint. The amended complaint, like the original operative complaint, names Ancestry.com, the members of Ancestry.com’s then-board of directors, Ancestry.com’s Chief Executive Officer and Chief Financial Officer, Permira, Holdings, Merger Sub. and entities associated with Spectrum Equity as defendants. The amended complaint generally alleges that Ancestry’s then-board of directors, its Chief Executive Officer and Chief Financial Officer and the entities associated with Spectrum breached their fiduciary duties in connection with their consideration and approval of the merger transaction and that Ancestry filed a materially false and misleading proxy in connection with the Merger. In addition, the amended complaint alleges that Permira and its affiliated entities aided and abetted the above-described alleged breaches of fiduciary duty. The amended complaint seeks compensatory damages and an award of the costs and disbursements incurred in the litigation. On April 26, 2013, all of the defendants named in the amended complaint filed motions seeking to have the amended complaint dismissed. On September 27, 2013, arguments on the motions to dismiss were heard and the Court granted defendants’ motion to dismiss with prejudice.

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

We generate substantially all of our revenues from subscriptions to our services. We must continue to retain existing and attract new subscribers, which we seek to do in part by investing in our product platform and new services and technologies, such as mobile, Ancestry DNA and Archives.com. If our efforts to satisfy our existing subscribers are not successful, we may not be able to retain them, and, as a result, our revenues would be adversely affected. For example, if consumers do not perceive our services to be reliable, valuable and of high quality, if we fail to regularly introduce new and improved services and more content, or if we introduce new services that are not favorably received by the market, we may not be able to retain existing or attract new subscribers. We rely on our marketing and advertising efforts to attract new subscribers. If we are unable to effectively retain existing subscribers and attract new subscribers, our business, financial condition and results of operations would be materially adversely affected.

The relative service levels, pricing and related features of competitors to our products and services are some of the factors that may adversely impact our ability to retain existing subscribers and attract new subscribers. Some of our current competitors provide genealogical records free of charge. Some governments or private organizations may make historical records available online at no cost to consumers and some commercial entities could choose to make such records available on an advertising-supported basis rather than a subscription basis. In addition to competition from outside services, certain of our products, such as Archives.com, may compete with our Ancestry.com websites for subscribers. If consumers are able to satisfy their family history research needs at no or lower cost, they may not perceive value in our products and services. Further, subscriber growth, or our number of subscribers, may decrease as a result of a decline in interest in family history research. Any of these factors could cause our subscriber growth rate, or our number of subscribers, to fall, which would materially adversely impact our business, financial condition and results of operations.

Our recent performance may not be sustainable, which could negatively affect our financial condition and results of operations.

Our revenues have grown rapidly, increasing from $197.6 million in 2008 to $487.1 million for the combined period December 29, 2012 to December 31, 2012 and January 1, 2012 to December 28, 2012, representing a compound annual growth rate of 25.3%. Since we do not expect to sustain our historical growth rate in future periods, you should not rely on the revenue growth of any prior year or other period as an indication of our future performance. Additionally, we expect to continue to devote substantial resources and funds to improving our technologies and product offerings, including new product offerings, and to continue acquiring new and relevant content and also to expanding awareness of our brand and category through marketing, which may reduce our margins in the near term. If our revenue growth rate were to decline significantly or become negative, it could materially adversely affect our financial condition and results of operations.

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

A change in our mix of subscription durations could have a significant impact on our revenues, total subscribers and revenue visibility.

We continually evaluate and test the types of subscriptions that we offer. Based on the results of any product or price testing conducted, we may change the types of subscriptions we offer or we may price and market different types of subscriptions. While the majority of our subscribers have a subscription duration of six months or greater, our new subscribers are primarily choosing a shorter subscription duration. Due to the increased percentage of subscribers that are choosing a shorter subscription duration, we are experiencing higher cancellation volumes, which may result in decreased immediate and long-term revenues and total subscribers. In the future, we may continue to perform product and price tests involving our users, the results of which could affect our number or mix of subscribers and may have a material adverse impact on our results of operations, and key operating metrics.

The largely long-term commitments of our subscribers have historically enhanced our near-term visibility on our revenues, which we believe has enabled us to more effectively manage the growth of our business and provide working capital benefits. If the change in the mix of subscriptions from longer to shorter durations continues, it may cause a reduction in this near-term visibility, which could make it more difficult to manage our business and effectively budget future working capital requirements.

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

We recognize revenues from subscribers ratably over the term of their subscriptions. Since the majority of our subscription durations have been greater than three months, a large portion of our revenues for each quarter have reflected deferred revenues from subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will not necessarily be fully reflected in revenues in that quarter but will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns or upturns in subscriptions or market acceptance of our service, or changes in subscriber cancellation rates, may not fully impact our results of operations until future periods.

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

Ancestry.com and our other websites face competition from:

•	FamilySearch, and its website FamilySearch.org, a genealogy organization that is part of The Church of Jesus Christ of Latter-day Saints. FamilySearch has an extensive collection of paper and microfilm records. FamilySearch has digitized a large quantity of these records and has published them online at FamilySearch.org, where it makes them available to the public for free and through thousands of family history centers located throughout the world. FamilySearch is a well-funded organization and is undertaking a large-scale digitization project to make its collection available online. While we have engaged, and continue to engage, in certain collaborative efforts with FamilySearch to digitize and make historical records available online, FamilySearch has partnered and may in the future partner with other commercial entities to broaden the distribution of its records.

•	Commercial entities, including online genealogical research services, library content distributors, search engines and portals, retailers of books and software related to genealogical research and family tree creation and family history oriented social networking websites.

•	Non-profit entities and organizations, genealogical societies, governments and agencies that may make vital statistics or other records available to the public for free or that partner with commercial entities to make their records widely-available.

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

Our growth in operations has placed a strain on our management, administrative, technological, operational and financial infrastructure. Anticipated future growth, including growth related to the broadening of our product and service offerings and growth related to the acquisition of businesses, such as Archives.com, will continue to place similar strains on our personnel, technology and infrastructure. Our full-time employee headcount, excluding subscriber service employees, increased approximately 23% for the period from January 1, 2012 to December 28, 2012, and we have continued to hire additional personnel in 2013. Particularly when adding staff quickly, we may not make optimal hiring decisions or may not integrate personnel effectively. Increased activity on our websites, particularly sudden increases, could strain our capacity and result in website performance issues or cause us to hit limitations in our present infrastructure or other technology. Our success will depend in part upon the management ability of our officers with respect to growth opportunities. To manage the expected growth of our operations, we will need to continue to improve our operational, financial, technological and management controls and our reporting systems and procedures. Additional personnel and capital investments will increase our cost base, which, if we fall short of anticipated revenue growth, will make it more difficult to decrease expenses in the short term. If we fail to successfully manage our growth, it could materially adversely affect our business, financial condition and results of operations.

Continued service outages or a significant disruption in service on our websites or in our computer systems, which are currently hosted primarily by a single third-party, could damage our reputation and result in a loss of subscribers, which would harm our business and operating results.

Subscribers access our services through our websites, where our family history research databases are located, and our internal billing software and operations are integrated with our product and service offerings. Our brand, reputation and ability to attract, retain and serve our subscribers depend upon the reliable performance of our websites, network infrastructure, content delivery processes and payment systems. We have experienced interruptions in these systems in the past, including server failures that temporarily slowed down our websites’ performance and users’ access to content, or made our websites inaccessible, and we may experience interruptions in the future, particularly as we continue to grow. Interruptions in these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our websites and prevent our subscribers from accessing our data and using our products and services. Problems with the reliability or security of our systems may harm our reputation and cause subscribers to cancel, and the cost of remedying these problems could negatively affect our business, financial condition and results of operations.

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

As of September 30, 2013, approximately 29% of subscribers to our Ancestry.com websites and for the three and nine months ended September 30, 2013, approximately 24% of our subscription revenues were from locations outside the United States. We are subject to many of the risks of doing business internationally, including the following:

•	exposure to foreign currency exchange rate fluctuations;

•	compliance with foreign laws and the interpretation of those laws, including tax and employment laws, and anti-bribery laws;

•	compliance with changing and conflicting legal and regulatory regimes;

•	compliance with U.S. laws affecting operations outside of the United States, including the Foreign Corrupt Practices Act;

•	compliance with varying and conflicting intellectual property laws;

•	effects of repatriating cash earned in foreign jurisdictions;

•	difficulties in staffing and managing international operations;

•	prevention of business or user fraud; and

•	effective implementation of internal controls and processes across diverse operations and a dispersed employee base.

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

Additionally, from time to time, our subscribers express dissatisfaction with our service, including, among other things, dissatisfaction with our auto-renewal and other billing policies, our handling of personal data and the way our services operate. To the extent that dissatisfaction with our service is widespread or not adequately addressed, our brand may be adversely impacted. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain subscribers may be adversely affected. In addition, even if our brand recognition and loyalty increase, this may not result in increased use of our products and services or higher revenues. Many of our subscribers are passionate about family history research, and many of these subscribers participate in blogs and social media feeds on this topic both on our websites and elsewhere. If actions we take or changes we make to our products upset these subscribers, their blogging and contributions to social media could negatively affect our brand and reputation, which could have a material adverse effect on our revenues, results of operations and financial condition.

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

Our mobile apps are becoming an increasingly important way for new users to register or subscribe. Most mobile apps are downloaded from various service providers that do not currently charge us fees or commissions for distribution of our mobile apps. If one or more of these service providers were to begin to impose fees or commissions upon us in connection with their distribution of our mobile apps, or prohibit us from distributing our mobile apps on their platforms, we may be unable to attract on a cost-effective basis a similar number of new registered users that we can convert to subscribers, which could materially affect our financial condition and results of operations.

We cannot predict whether the television show “Who Do You Think You Are?” will continue to have an impact on our business in the future.

We purchased product integration in a new season of the television show, “Who Do You Think You Are?,” which aired in the United States on TLC from July to September 2013. We previously purchased product integration in all three seasons of the “Who Do You Think You Are?” series that aired on NBC. The television show has caused increased interest in our core business. We cannot assure you that TLC will air any future season of the show or, if they do, that we will always participate. If we do not receive benefits from “Who Do You Think You Are?,” or if the show does not continue to be well received or is canceled, the visibility of our core business and our brand may be reduced and our results of operations, financial condition and key metrics, such as net subscriber additions, may be materially adversely affected.

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

As part of our business, we make biographical and historical data available through our websites, we use registered users’ personal data for internal purposes and we host websites and message boards, among other things, that contain content supplied by third parties. In addition, in connection with our Ancestry DNA testing services, we obtain biological DNA samples used for genetic testing. For privacy or security reasons, privacy groups, governmental agencies and individuals may seek to restrict or prevent our use or publication of certain biological or historical information pertaining to individuals, particularly living persons. Because most of our genetic testing of DNA samples is outsourced to third-party service providers, we have less control over privacy and security measures. If our third-party DNA testing providers fail to comply with privacy and security standards, as required pursuant to the terms of our agreements with such providers, this could have a material adverse effect on our business, financial condition and results of operations. We will also face additional privacy issues as we expand into other international markets, as many nations have privacy protections more stringent than those in the United States. We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Increased domestic or international regulation of data utilization and distribution practices, including self-regulation, could require us to modify our operations and incur significant expense, which could have a material adverse effect on our business, financial condition and results of operations.

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

If third parties improperly obtain and use the personal information of our registered users or employees, we may be required to expend significant resources in efforts to address these problems. A major breach of our network security and systems could have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced demand for our products and services, an unwillingness of subscribers to provide us with their credit card or payment information, an unwillingness of registered users to upload family records or photos onto our websites, harm to our reputation and brand and loss of our ability to accept and process subscriber credit card orders. Similarly, if a well-publicized breach of data security at any other major consumer website were to occur, there could be a general public loss of confidence in the use of the Internet for commercial transactions. Any of these events could have material adverse effects on our business, financial condition and results of operations. In addition, we may have inadequate insurance coverage to compensate for any related losses.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business opportunities, including developing new features and products or enhancing our existing solutions, improving our operating infrastructure or acquiring complementary businesses and technologies. Our Revolving Facility, which provides for $50.0 million of borrowings, may not be sufficient for our needs. Accordingly, we or parent entities in the Ancestry Group may engage in debt financing to secure additional funds; however, we may not be able to obtain additional financing on terms favorable to us, if at all. For example, our Amended Credit Facility, the indentures governing the Notes and the PIK Notes contain restrictive covenants relating to potential capital-raising activities by us and Holdings LLC and other financial and operational matters, and any debt financing secured by us or our parent entities in the Ancestry group in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to grow our business and to respond to business challenges could be significantly impaired, and our business may be materially harmed.

We face risks associated with currency exchange rate fluctuations, which could adversely affect our revenues and operating results.

For the nine months ended September 30, 2013, approximately 22% of our total revenues were received and approximately 8% of our total expenses were paid, in currencies other than the United States dollar, such as the British pound sterling, the Euro, the Australian dollar and the Canadian dollar. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the United States dollar, which could affect our revenues and results of operations. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues, operating expenses and net income. We may not be able to offset adverse foreign currency impact with increased subscription pricing or volume. We attempt to limit our exposure by paying our operating expenses incurred in foreign jurisdictions with revenues received in the applicable currency, but if we do not have enough local currency to pay all our expenses in that currency, we are exposed to currency exchange rate risk with respect to those expenses. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

Our business may be significantly impacted by a change in the economy, including any resulting effect on consumer spending.

Our business may be affected by changes in the economy generally, including any resulting effect on consumer spending specifically. Our products and services are discretionary purchases, and consumers may reduce their discretionary spending on our products and services during an economic downturn. Although we did not experience a material increase in subscription cancellations or a material reduction in subscription renewals during the recent economic downturn, we may yet be impacted if employment and personal income do not continue to improve or if global economic conditions deteriorate. Conversely, consumers may spend more time using the Internet during an economic downturn and may have less time for our products and services in a period of economic growth. In addition, we have already seen a rise in media prices, including television advertising, and prices may further increase if the economy continues to recover or grows, which could significantly increase our marketing and advertising expenses. As a result, our business, financial condition and results of operations may be significantly affected by changes in the global economy generally.

The loss of one or more of our key personnel could harm our business.

We depend on the continued service and performance of our key personnel, including Timothy Sullivan, our President and Chief Executive Officer. We do not maintain key man insurance on any of our officers or key employees. We also do not have long-term employment agreements with our officers or key employees. In addition, much of our key technology and systems are custom-made for our business by our personnel. The loss of key personnel, including key members of our management team, as well as certain of our key marketing, product development or technology personnel could disrupt our operations and have an adverse effect on our ability to operate our business.

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

We earn a significant amount of our operating income from outside the United States, and there have been proposals to change U.S. tax laws that would significantly impact how we are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation may pass, if enacted it could have a material adverse impact on our future tax expense and cash flow.

Expenses or liabilities resulting from litigation could adversely affect our results of operations and financial condition.

From time to time, we may be subject to claims or litigation. Any such claims or litigation may be time-consuming and costly, divert management resources, require us to change our products and services, require us to accept returns of software products or have other adverse effects on our business. Any of the foregoing could have a material adverse effect on our results of operations and could require us to pay significant monetary damages. We cannot assure you of the ultimate outcome of any legal proceeding or contingency in which we are or may become involved. Please refer to Item 1 of Part II for more information about the Company’s current legal proceedings.

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

We have substantial debt, totaling approximately $922.1 million as of September 30, 2013, and as a result, we have significant debt service obligations. We also have the ability to borrow up to $50.0 million under the Revolving Facility. Our substantial level of debt and debt service obligations as well as our intention to make dividends to our parent to fund cash interest payments due on the PIK Notes could have important consequences including:

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

Our direct parent, Ancestry.com Holdings LLC, issued $300.0 million in senior unsecured PIK Notes. In addition to servicing our debt, we intend to pay dividends to Ancestry.com Holdings LLC to fund cash interest payments of the PIK Notes, which may exacerbate the risks associated with our debt under the Amended Credit Facility and the Notes.

Our parent company, Ancestry.com Holdings LLC, issued $300.0 million of 9.625%/10.375% senior unsecured PIK Notes, which mature on October 15, 2018. Holdings LLC is a holding company with no material operations and limited assets other than its ownership of the membership interests of Ancestry.com LLC. While covenants in our Amended Credit Facility and the indenture governing the Notes limit the amount of cash that we are able to distribute to our parent companies, to the extent cash is available, we intend to pay dividends to Holdings LLC to fund cash interest payments of the PIK Notes. Paying cash dividends to our parent will reduce the amount of cash available to pay our debt obligations. Paying cash dividends to our parent could also compound the consequences and risks of our debt and could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under the Amended Credit Facility and the Notes.

Despite current debt levels, we and/or other members of the Ancestry Group may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and/or other members of the Ancestry Group may be able to, and may, incur substantial additional debt, including secured debt, in the future. Although our Amended Credit Facility and the indentures governing the Notes and the PIK Notes contain restrictions on the incurrence of additional debt and the ability to make payments to related entities to fund their debt obligations, these restrictions are subject to a number of significant qualifications and exceptions, and any debt incurred could be substantial. If additional debt is incurred on top of our current debt levels, this would exacerbate the risks related to our substantial debt levels.

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

In addition, our Amended Credit Facility requires us to comply with a total net secured leverage covenant tested both quarterly and upon drawdown when the outstanding loans and letters of credit under our Revolving Facility exceed $15.0 million. These restrictions could limit our ability to obtain future financings, make needed capital expenditures, respond to and withstand future downturns in our business or the economy in general or otherwise conduct corporate activities that may be necessary or desirable. We may also be prevented from taking advantage of business opportunities that arise because of limitations imposed on us by these restrictive covenants. In addition, it may be costly or time consuming for us to obtain any necessary waiver or amendment of these covenants, or we may not be able to obtain a waiver or amendment on any terms.

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

Our ability to satisfy our debt obligations will primarily depend upon our future operating performance and decisions we make with regards to operating our business. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.

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

Our inability to generate sufficient cash flow to satisfy our debt service obligations or to refinance our obligations on commercially reasonable terms or at all, would have a material adverse effect on our business, financial condition and results of operations and may restrict our current and future operations, particularly our ability to respond to business changes or to take certain actions, as well as on our ability to satisfy our obligations.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under our Amended Credit Facility, will be at variable rates of interest and expose us to interest rate risk. The condition of the financial markets and prevailing interest rates have fluctuated in the past. As such, our net income (loss) is sensitive to movements in interest rates. There are many economic factors outside our control that have in the past, and may in the future, impact rates of interest, including publicly announced indices that underlie the interest obligations related to a certain portion of our debt. Factors that impact interest rates include domestic or international governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income (loss) would decrease (increase). Such increases in interest rates could have a material adverse effect on our financial condition and results of operations.

The Notes are not secured by our assets, which means the lenders under any of our secured debt, including our Amended Credit Facility, will have priority over holders of the Notes to the extent of the value of the assets securing that debt.

The Notes and the related guarantees are unsecured. This means they are effectively subordinated in right of payment to all of our and the guarantors’ secured debt, including our Amended Credit Facility, to the extent of the value of the assets securing that debt. Loans under our Amended Credit Facility are secured by substantially all of our and the guarantors’ assets (subject to certain exceptions). As of September 30, 2013, we had approximately $135.0 million and $487.1 million outstanding under the Term Loan A and Term Loan B, respectively; and $50.0 million of availability under the Revolving Facility. Furthermore, the indenture governing the Notes allows us to incur additional secured debt. See Note 5 in our condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” for a further description of the terms of the Amended Credit Facility.

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

Certain of our existing or future foreign subsidiaries do not guarantee the Notes, and only the Company and all of the Company’s direct and indirect existing and future restricted subsidiaries (except excluded subsidiaries) that guarantee any indebtedness of Ancestry.com Inc. or any guarantor, or incur indebtedness under a credit facility, in each case, subject to certain exceptions, guarantee the Notes. This means the Notes are structurally subordinated to the debt and other liabilities of these non-guarantor subsidiaries. As of September 30, 2013, our non-guarantor subsidiaries had no debt outstanding (excluding intercompany debt). Our non-guarantor subsidiaries may, in the future, incur substantial additional liabilities, including debt. Furthermore, we may, under certain circumstances described in the indenture governing the Notes, designate subsidiaries to be unrestricted subsidiaries, and any subsidiary that is designated as unrestricted will not guarantee the Notes. In the event of our non-guarantor subsidiaries’ bankruptcy, insolvency, liquidation, dissolution, reorganization or similar proceeding, the assets of those non-guarantor subsidiaries will not be available to pay obligations on the Notes until after all of the liabilities (including trade payables) of those non-guarantor subsidiaries have been paid in full.

We may not have the ability to raise the funds necessary to finance the change of control offer required by the indenture governing the Notes.

Upon the occurrence of certain change of control events, we will be required to offer to repurchase all of the Notes. A change of control would also give the holders of the Notes the right to require us to repurchase those Notes. Our Amended Credit Facility provides that certain change of control events (including a change of control as defined in the indenture governing the Notes) constitute a default. Any future credit agreement or other debt agreement would likely contain similar provisions. If we experience a change of control that triggers a default under our Amended Credit Facility, we could seek a waiver of that default or seek to refinance those facilities. In the event we do not obtain a waiver or complete a refinancing, the default could result in amounts outstanding under those facilities being declared immediately due and payable. In the event we experience a change of control that requires us to repurchase the Notes, we may not have sufficient financial resources to satisfy all of our obligations under our Amended Credit Facility and the Notes. A failure to make a required change of control offer or to pay a change of control purchase price when due would result in a default under the indenture governing the Notes.

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

The Notes currently have a non-investment grade rating. In the future, any ratings agency may lower a given rating, if that rating agency judges that our business, the economic environment or other future circumstances so warrant, and a ratings downgrade would likely materially adversely affect the price of the Notes. A ratings agency may also decide to withdraw its rating of the Notes entirely, which would impede their liquidity and materially adversely affect their price.

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

We have registered domain names for website destinations that we use in our business, such as Ancestry.com, Ancestry.co.uk, Archives.com, and Fold3.com. However, if we are unable to maintain our rights in these domain names, our competitors could capitalize on our brand recognition by using these domain names for their own benefit. In addition, our competitors could capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered in the United States and elsewhere, and in many countries the top-level domain names “ancestry”, “archives” or “genealogy” are owned by other parties. Although we own the “ancestry.co.uk” domain name in the United Kingdom, we might not be able to, or may choose not to, acquire or maintain other country-specific versions of the “ancestry” and “genealogy” domain names. Further, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights varies from jurisdiction to jurisdiction and is unclear in some jurisdictions. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of, our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names and determining the rights of others may require litigation, which could result in substantial costs and divert management attention. We may not prevail if any such litigation is initiated.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
3.1	Third Amended and Restated Limited Liability Company Agreement of Ancestry.com LLC

10.1	Amended and Restated Ancelux Topco S.C.A. Equity Incentive Plan

10.2	Amendment to the Amended and Restated Employee Rollover Stock Option Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Timothy Sullivan

10.3	Amendment to the Amended and Restated Employee Rollover Stock Option Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Howard Hochhauser

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ancestry.com LLC

Dated: October 31, 2013	By:	/s/ Timothy Sullivan
Timothy Sullivan
President and Chief Executive Officer

Dated: October 31, 2013	By:	/s/ Howard Hochhauser
Howard Hochhauser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Third Amended and Restated Limited Liability Company Agreement of Ancestry.com LLC

10.1	Amended and Restated Ancelux Topco S.C.A. Equity Incentive Plan

10.2	Amendment to the Amended and Restated Employee Rollover Stock Option Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Timothy Sullivan

10.3	Amendment to the Amended and Restated Employee Rollover Stock Option Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Howard Hochhauser

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.