Form 10-K
period 2013-12-31
Ancestry.com LLC
filed 2014-02-28
CIK 1575319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-189129-16

Ancestry.com LLC

(Exact name of registrant as specified in its charter)

Delaware	37-1708583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

360 West 4800 North Provo, UT	84604
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 705-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 28, 2014, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by a sole member.

DOCUMENTS INCORPORATED BY REFERENCE

None

Ancestry.com LLC

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”), including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements relating to future events and future performance. All statements other than those that are purely historical may be forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “continue,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other words that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Forward-looking statements in this Annual Report include statements about:

•	our future financial performance, including our revenues, cost of revenues and operating expenses, and our ability to sustain profitability and achieve long-term growth;

•	our rate of revenue and expense growth;

•	our high degree of leverage and our ability to service our debt;

•	our ability or our parent’s ability to take on additional debt;

•	our intention to pay dividends to our parent to fund cash interest payments on the PIK Notes;

•	risks related to the “Notes” and to high yield debt securities generally;

•	the potential impact of debt covenant restrictions on our flexibility in operating our business;

•	the pool of our potential subscribers;

•	our ability to attract and retain subscribers through our pricing and package offerings;

•	our investments in content, technology and products, and the success of our promotional programs and new products, including our Ancestry DNA service;

•	our competitive position;

•	our ability to generate additional revenues on a cost-effective basis;

•	our ability to acquire content and make it available online;

•	our ability to enhance the subscribers’ experience with added tools and features and to provide value;

•	our continued investment in our international operations;

•	our ability to adequately manage costs and control margins and trends;

•	our liquidity and working capital requirements and the availability of cash and credit;

•	our ability to protect users’ data and privacy concerns and to comply with privacy and security standards and laws, including data related to our Ancestry DNA service;

•	our ability to manage growth, including adding employees and facilities;

•	our success with respect to any recent or future acquisitions, and our ability to integrate acquired businesses;

•	changes in our effective tax rate;

•	the impact of external market forces, including changes in the macroeconomic environment and foreign currency exchange rates;

•	the impact of claims or litigation; and

•	the impact of potential legislation and regulatory changes on privacy, subscription renewal, DNA or other aspects of our business.

Although we believe that the assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss in this Annual Report under the caption “Risk Factors” and elsewhere. You should read these factors and the other cautionary statements made in this Annual Report as being applicable to all related forward-looking statements wherever they appear in this Annual Report.

If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. All subsequent written or spoken forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

As used herein, “Ancestry.com”, “we”, “our” and similar terms include Ancestry.com LLC and its wholly owned subsidiaries, unless the context indicates otherwise.

Terminology

In this Annual Report, we use the terms subscriber, registered user, Ancestry.com websites, record and database.

A subscriber is an individual who pays for renewable access or redeems a gift subscription to one of our Ancestry.com branded websites, and a registered user is a person who has registered on one of our Ancestry.com branded websites or mobile apps, and includes subscribers. Our operations consist primarily of our flagship website Ancestry.com, which is part of a global family of websites that includes, among others, Ancestry.co.uk, Ancestry.com.au and Ancestry.ca. We refer to these websites collectively as the Ancestry.com websites.

We use the term “record” in different ways depending on the content source. When referring to a number of records in certain of our company-acquired content collections, such as a census record, we mean information about each specific person. For example, a draft card will typically be counted as one record, as will each line in a census, because each contains information about a specific individual. When referring to unstructured data, such as a newspaper, we define each page in those data sources as a record. When referring to a number of databases, we mean groups of records we have distinguished as unique sets based on one or more common characteristics shared by the records in each set, such as a common time period, place or subject matter.

Item 1. Business

Overview

Ancestry.com is the world’s largest online family history resource, with approximately 2.1 million paying subscribers around the world to Ancestry.com branded websites as of December 31, 2013. Total subscribers across all websites, including Ancestry.com branded websites, Archives.com, Fold3.com and Newspapers.com, were approximately 2.7 million as of December 31, 2013.

We are a pioneer and the leader in the online family history research market. We believe that most people have a fundamental desire to understand who they are and from where they came. Our mission is to help everyone discover, preserve and share their family history. We strive to make our services valuable to individuals ranging from the most committed family historians to those taking their first steps towards satisfying their curiosity about their family stories.

The foundation of our service is an extensive collection of more than12 billion historical records that we have digitized, indexed and added to our websites over the past 18 years. We have developed and acquired efficient and proprietary systems for digitizing handwritten historical documents, and we have established relationships with national, state and local government archives, historical societies, religious institutions and private collectors of historical content around the world. Our subscribers use our web-based platform, proprietary technology and content collection to research their family histories, build their family trees, collaborate with other subscribers, upload their own records and publish and share their stories. Ancestry.com users have uploaded more than 207 million items, such as photographs, scanned documents and written stories. This growing pool of user-generated content adds color and context to the family histories assembled from the institutional content available through our web-based services.

We operate websites accessible worldwide, including dedicated sites in the United States, the United Kingdom, Australia, Canada and Sweden. We charge each subscriber for their subscription at the commencement of their subscription period and at each renewal date. Subscriptions automatically renew into the existing package and duration selected, unless cancelled. As of December 31, 2013, approximately 65% of our subscribers had subscription durations of six months or greater.

As a company, we strive to deliver family history discoveries to subscribers through our extensive content collection. Increasingly, subscriber discoveries are driven by our proprietary technology that provides “hints” of possible record matches to our subscribers. In 2013, approximately 1.3 billion hints were accepted by our subscribers.

We also continue to deploy tools and technologies to provide our registered users with an expanding family history collaborative network. Users can invite family and friends to help build their family trees, add personal memories and upload photographs and stories of their own. As of December 31, 2013, our users had created more than 55 million family trees containing more than 5 billion profiles. Trees that are shared with others offer many subscribers a substantial head start in their family history research by allowing them to review information collected by users with common ancestry.

We believe we provide ongoing value to our subscribers by regularly adding new historical content and enhancing our web-based service and platforms with new tools, features and services that enable greater collaboration among our users through the growth of our global community.

In 2013, we delivered strong financial results and continued to position the company for long-term growth through execution of our business strategy. Our key business highlights during the year include the following:

•	we added more than 1.2 billion records to our content collections;

•	we completed an agreement with FamilySearch, one of the largest genealogy organizations in the world, to make approximately 1 billion global records available online over the next five years;

•	total subscribers to Ancestry.com branded websites increased to approximately 2.1 million or 6% compared to December 31, 2012;

•	we acquired Find A Grave, Inc., which provides a significant collection of burial information with more than 105 million records and 81 million photos;

•	our AncestryDNA database more than doubled in size in 2013, and the AncestryDNA test now maps a test taker’s ethnic origins to 26 global regions, including expanded regions for people of European and West African descent;

•	our mobile apps have now been downloaded more than 10 million times across the Android and iOS platforms; additionally, our redesigned iOS app includes new social and other features;

•	we launched the StoryView product experience that enables users to create a highly sharable narrative around a person in their family tree; and

•	we released a new version of our Family Tree Maker software that includes updates on editing, sharing, tree viewing and TreeSync® to make collaboration even easier.

Growth Strategy

Our goal is to remain the leading online resource for family history and to grow our worldwide subscriber base by offering a superior value proposition to anyone interested in learning more about their family history. In pursuit of our goal, we will continue to focus on the following objectives:

•	Continue building our premium brand to engage our growing market;

•	Further improve our product and user experience;

•	Regularly add new content;

•	Enhance our collaboration technologies; and

•	Continue our international success.

We believe that continued investments in television media and consumer marketing will allow us to enhance our premium brand, increase awareness of the family history category and enhance our ability to acquire new subscribers. We also believe that investments in our product platform can make family history research easier, more enjoyable and more accessible by leveraging the latest web and mobile technologies to further transform the way people discover family history online. We also expect to continue to acquire new and relevant historical content and to promote the growth of user-generated content. We believe that collaboration is a fundamental part of family history research and that we have the scale to further expand our unique family history network by helping users share insights and discoveries about common ancestors. We also expect to expand our international offerings by providing more discoverable content and enhancing the user experience for our domestic as well as our international subscribers.

Ancestry.com Websites

Through our Ancestry.com branded websites, subscribers can efficiently search through our extensive and growing collection of global and specialized records covering a wide range of historical and cultural subject areas, including birth, marriage and death records, census records, immigration documents, photographs, maps, military records, personal narratives and newspapers. Subscribers can then attach relevant records to individuals in their family trees. In 2013, we added several key content collections to our databases, including 220 million historical records from New England that date back to the colonial era.

U.S. Ancestry.com. On Ancestry.com, we offer subscribers two subscription packages: U.S. Discovery and World Explorer, for various durations. Subscribers to our U.S. Discovery package gain unlimited access to the complete U.S. collection of records, including the ability to view and download images of original records. Subscribers also can communicate and collaborate with other members of the subscriber network. Our World Explorer package includes unlimited access to the global content in our collection, including the content from our U.S. Discovery package.

We generally offer new registered users a 14-day free trial, after which, unless cancelled, we charge the full period subscription amount. Subscriptions automatically renew into the existing package and duration selected, unless cancelled. We also offer gift subscriptions to both the U.S. Discovery and World Explorer packages for either annual or semi-annual durations.

International Ancestry.com. We also operate multiple country-specific Ancestry.com branded websites tailored to the respective local markets, for which we offer various subscription packages and durations. Generally, our international Ancestry.com branded websites are modeled after our U.S. Ancestry.com branded website and offer similar services as in the U.S. Each country specific website is in the local market language and includes family trees, user-generated content and collections of digitized historical records obtained from local market sources.

Other Products, Services and Websites

Archives.com. Archives.com is a leading family history website that makes discovering family history simple and affordable. Archives.com offers a differentiated service to a complementary segment of the family history market and access to approximately 2.6 billion historical records, including birth records, obituaries, immigration and passenger lists, historical newspapers and U.S. and U.K. censuses. Access to Archives.com is provided on a monthly subscription basis.

AncestryDNA. AncestryDNA is an advanced DNA testing service that uses some of the latest DNA technology and science to help people discover their ethnicity and find family connections. AncestryDNA leverages a combination of publically available and proprietary DNA reference samples from around the world to provide detailed genetic ethnicity. Additionally, AncestryDNA connects users whose DNA suggests they have ancestors in common, enabling new discoveries and collaboration between members. AncestryDNA provides users with regular updates as more people join the service and new discoveries are made.

Family Tree Maker. Family Tree Maker is the leading family history desktop software on the market, which allows users to synchronize their family trees between platforms from their desktop to our Ancestry.com websites and mobile devices. Certain Family Tree Maker versions include a complimentary subscription to the Ancestry.com website for a limited duration. Family Tree Maker is sold on Ancestry.com, other retail websites and in retail stores.

Fold3.com. Fold3.com is our website specializing in U.S. military records, including the largest online repository of Civil War records. Access to these records is provided on an annual or monthly subscription basis.

ProGenealogists. ProGenealogists is our provider of professional genealogy services that offers customers dedicated, personal support for their family history research. These services range from record searches to the preparation of comprehensive family histories. Clients typically pay a per-hour rate for these services. In addition, ProGenealogists conducts research that supports Ancestry’s marketing and public relations initiatives.

Newspapers.com. Newspapers.com is our website specializing in historical newspaper records from across the United States and beyond. Access to these records is provided on an annual or monthly subscription basis.

Find A Grave. Find A Grave is a free website for finding and researching the final resting places of famous individuals, family members, and friends. The Find A Grave website provides a significant collection of burial information with more than 105 million records and 81 million photos. Find A Grave memorial records are rich with content, including dates, photos and biographies.

Subscribers

Our subscribers to Ancestry.com branded websites range from the most committed family historians to those taking their first steps towards satisfying a simple curiosity about their family story. We seek to make our service valuable to all of our subscribers, and we believe we have a highly engaged subscriber base. Subscribers stay with our service for many reasons, including a compelling desire to make new discoveries about who they are and where they came from.

Over the last five years, our subscriber base has grown at a 19% compound annual growth rate (“CAGR”) and as of December 31, 2013, we had approximately 2.1 million subscribers to Ancestry.com branded websites, approximately 70% of whom reside in the United States. Total subscribers across all our websites, including Ancestry.com branded websites, Archives.com, Fold3.com and Newspapers.com, were approximately 2.7 million as of December 31, 2013.

Marketing and Advertising

Our marketing efforts are focused on three primary goals: promoting our brand and acquiring new subscribers; retaining existing subscribers; and converting registered users to subscribers.

Brand Marketing and Subscriber Acquisition. We pursue a multi-channel marketing and subscriber acquisition program that includes television and radio advertising, paid and organic search marketing, online display advertising, promotions, sponsorships and affiliate programs. Through our advertising, we seek to increase brand and category awareness while attracting new subscribers. We actively manage our media mix with a goal of maximizing the efficiency of our marketing investment while effectively driving new subscriber growth.

Retention Marketing. Our retention marketing is focused on establishing and maintaining long-term relationships with our subscribers through personalized direct marketing, including on-site messaging and email and through subscriber support. We seek to maximize retention and encourage subscribers to upgrade to premium packages by delivering a superior customer experience and demonstrating ongoing subscriber value. We monitor subscription package and duration mix, payment processing, cancellation reasons, subscriber engagement and overall subscriber satisfaction.

Conversion Marketing. Our conversion marketing efforts are focused on converting visitors to the site to paying subscribers through on-site messaging, price optimization, email, targeted offers and compelling product features like record hinting on new and existing content collections and matches to other users’ family trees.

Additionally, our other family history products, services and websites such as AncestryDNA and Family Tree Maker contribute in acquiring new subscribers, retaining existing subscribers and converting visitors to paying subscribers of Ancestry.com branded websites by offering alternative ways to make family history discoveries and helping people understand who they are and from where they came.

Product and Technologies

We have applied substantial resources to develop and maintain proprietary technologies designed to provide a rewarding experience and compelling value proposition to our subscribers. Our web-based services allow our subscribers to make family history discoveries by accessing our content collections, building family trees, exploring genetic ethnicity and connections, collaborating with other users of our community and sharing their discoveries with friends and relatives. We believe our technologies provide us with a significant competitive advantage, and we intend to continue developing and enhancing these proprietary technologies.

Vertical Search Engine. Historical documents can be difficult to search effectively using traditional search engines because of variations in names, changes in geographic boundaries and other factors. Our proprietary vertical search engine provides an innovative, technology-driven solution to the challenges created by the inherent difficulty of searching historical content. Our search solution focuses on structured and semi-structured records rather than free text search and automatically corrects for incomplete information and incorporates name, date and location proximity algorithms to make searching easier for our subscribers.

Hinting. Our proprietary record hinting technology performs an algorithmic analysis of users’ family trees and then suggests new records to help subscribers discover more information about their ancestors. Similarly, we provide hinting to AncestryDNA members that suggests possible genetic relationships and connections. We believe that these personalized hints can accelerate our subscribers’ research, thereby making them more successful and their experience more rewarding.

Mobile. We offer mobile apps on which registered users may create a family tree for free and from which Ancestry.com subscribers can access their existing family trees. Registered users may also purchase a monthly subscription access pass to varying content sets for both the iOS and Android-based platforms directly from the mobile app. We believe mobile technology is well-suited to provide a simple way to get started in family history and to help existing users continue their research and share their discoveries with others. Mobile platforms have become an increasingly important way for new users to register and for subscribers to engage.

Collaboration. Subscribers benefit from the research posted by other Ancestry.com registered users. We offer subscribers alerts to research performed by others that may be relevant to their own research. In addition, while considering one family history record, we suggest other relevant family history records based on the previous actions of other users. Subscribers may also connect and collaborate with each other to further assist in their research.

Content Process and Technologies

Our extensive content offering includes a global collection of birth, marriage and death records, census records, immigration documents, photographs, maps, military records, personal narratives, newspapers and other collections that are accumulated on our websites through various content acquisition methods, including through our traditional institutional digitization process, as contributed by users and through web-crawling techniques. In 2013, we added more than 1.2 billion records to our content collections.

Institutional Content. Institutional content represents content that we have acquired, digitized and indexed, including content we have acquired through business acquisitions.

•	Acquisition. We acquire historical records from national, state and local government archives, historical societies, religious institutions and private collectors of historical content around the world. We have built long-term relationships with these content partners, such as the United States National Archives and Records Administration and The National Archives of the United Kingdom. We seek to maintain and extend our existing strategic relationships with these partners and to find new sources of unique family history content throughout the world, including our recent agreement with FamilySearch. We believe our content collections and relationships provide us with a significant competitive advantage. We plan to continue to acquire new content and build new relationships on an ongoing basis to offer our users additional historical records for their research. We own most of the images in our databases, in most cases on a non-exclusive basis, though we generally do not own the underlying original historical documents.

•	Digitization. Working with historical documents is challenging because many source documents are handwritten or damaged, and many microfilm images are of poor quality. We have developed proprietary technologies and processes that have allowed us to efficiently handle and digitize hundreds of millions of documents that vary significantly in format and quality. We digitize content in our headquarters in Provo, Utah, in the Washington, D.C. area, in London, England and in multiple distributed locations around the world.

•	Indexing. We have invested significant resources in the indexing of records to make our content collection accessible and searchable for our subscribers. We outsource a significant portion of our indexing projects to vendors to transcribe handwritten documents to create indexes. We generally own the indexes that our vendors create. We have also developed proprietary algorithmic technologies that allow us to efficiently create fielded and searchable indexes for printed record sources, such as directories and electoral rolls.

User-Generated Content. Our registered users are a meaningful source of content, principally by creating family trees through their research. As of December 31, 2013, we have more than 55 million family trees containing more than 5 billion profiles on our websites. Individuals often have significant family records, information, photographs and stories that are of interest to others with common family history. Uploading these records not only preserves them from damage or destruction, but also makes them sharable and accessible globally to other registered users of Ancestry.com. The publicly-shared family trees on our website can offer many subscribers a head start in their family history research. Through December 31, 2013, users have uploaded over 207 million pieces of content, such as photographs, written stories and scanned documents.

Other Content Sources. We also scan, or crawl, searchable external online resources for additional content that is then made accessible on our websites. Crawling content in this manner allows the Ancestry.com websites to function as a genealogical search engine, providing users access to the full range of family history content on the web with the functionality of Ancestry.com’s proprietary tools and features. The source of the crawled content is attributed to the third parties from which the content is derived and can provide a valuable source of traffic to the websites of countless small archives, libraries, family history societies and individuals around the world. Additionally, our recent agreement with FamilySearch will allow us to make content collections available from their website directly on Ancestry.com branded websites.

Operations

Websites and Technology Operations. Our Ancestry.com websites are currently hosted on hardware and software co-located at a third-party facility in Salt Lake City, Utah. We have established a disaster recovery facility located at a third-party facility in Denver, Colorado. We have designed our websites to be highly available, secure and cost-effective using a variety of proprietary software and freely available and commercially supported tools. We can scale to accommodate increasing numbers of registered users by adding relatively inexpensive industry-standard hardware. We use encryption technologies and certificates for secure transmission of personal information between users and our websites. Maintaining the integrity and security of our websites is critical, and we have a dedicated security team that promotes industry best practices and drives compliance with data security standards.

Subscriber Services. Our subscriber services support team seeks to ensure that existing subscribers gain maximum value from their subscriptions, to promote engagement and to assist other users in finding any assistance they need to become subscribers. Support is provided seven days a week via phone and email to answer questions about product sales, features, support and help in getting started utilizing the services. Assistance is also available via our online help website and through our community forums, which are moderated by the subscriber services team.

Competition

We face competition in our business from a variety of organizations, some of which provide genealogical records free of charge. We generally compete on the basis of content, technology, ease of use, brand recognition, quality and breadth of products, service and support, price and the number of network users with whom other users can collaborate. Many external factors, including the cost of marketing, content acquisition, technology and our current and future competitors’ pricing and marketing strategies, can significantly affect our competitive strategies, including pricing. We believe that we compete favorably with respect to these factors, and that none of our competitors offers as broad an array of products and services or as compelling a value proposition to consumers interested in online family history research. Our Ancestry.com branded websites face competition from:

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

We expect our competition to grow through industry consolidation and the emergence of new participants in our existing markets. We will also face competitors in new markets in which we enter. For example, we face competition from other companies, such as 23andme, in providing family history DNA services. Our future competitors may include other Internet-based businesses, governments, religious organizations, not-for-profit entities and other entities. The market for Internet-based services evolves at a very rapid pace, and our competitors may offer products and services that are superior to any of our products and services. In addition, Internet business models are constantly changing. The online family history market could move to an advertising-supported model to the detriment of our subscription-based model. Our competitors may have greater resources, more well-established brand recognition or more sophisticated technologies, such as search algorithms, than we do. Additionally, our competitors may more easily obtain relevant records in domestic and international markets or offer new categories of content, products or services before we do, or at lower prices, which may give them a competitive advantage in attracting subscribers. In addition to competition from outside sources, certain of our products, such as Archives.com, may compete with and weaken our Ancestry.com brand.

To compete effectively, we may need to expend significant resources on content acquisition, technology or marketing and advertising, which could reduce our margins and have a material adverse effect on our business, financial condition and results of operations. We currently plan to distinguish ourselves from our competitors on the basis of our proprietary technologies, access to content and the depth of our subscriber community. See Item 1A. “Risk Factors – Risks Related to Our Business —We face competition from a number of different sources, and our failure to compete effectively could materially impact our revenues, results of operations and financial condition.”

Intellectual Property

To protect our proprietary content and intellectual property, we rely on trademark, copyright, patent and trade secret protection laws and on contractual agreements with third parties. In the United States, we currently have several patents issued, and we have a number of patents pending relating to digitization, indexing, storage, correlation, search and display of content. Ancestry.com and Family Tree Maker are among our registered trademarks. In addition, in the United States, we have filed various trademark applications for each of our products and services and for aspects of our technologies, and we have also filed numerous trademark applications in certain foreign countries for the Ancestry and Ancestry.com trademarks and for our logos, many of which have proceeded to registration. Many of our trademarks contain words or terms having a common usage and, as a result, may not be protectable under applicable law. Because of this concern, we have elected not to file applications with respect to certain of our trademarks, and some of our trademarks for which we have filed applications may encounter obstacles.

In the United States, we currently have a number of patents and patents pending relating to various aspects of our business. We may pursue patent coverage in additional countries to the extent we believe such coverage is appropriate and cost-efficient. We cannot be certain that any of our pending or future applications will be granted. We rely primarily on trade secret and similar intellectual property laws to protect our search technology, software products and digitization and indexing processes. Protection of trade secret and other intellectual property rights can be uncertain, particularly outside the United States. See “Risk Factors—Risks Related to Intellectual Property.”

We also possess intellectual property rights in aspects of our digital content databases. However, these content databases are not protected by any registered copyrights or other registered intellectual property or statutory rights. Our content databases are protected by user agreements that limit access to and use of our data. However, compliance with use restrictions is difficult to monitor, and our proprietary rights in these content databases may be more difficult to enforce or protect than other forms of intellectual property rights.

Our employees, contractors and other third parties with which we work and who have access to our proprietary content and confidential information sign agreements that prohibit the unauthorized disclosure of our proprietary rights, information and technologies.

Employees

At December 31, 2013 and 2012, our full-time employee equivalents by functional area were as follows:

	At December 31,
	2013	2012
Web hosting and fulfillment	90	76
Technology and development	458	420
Marketing and advertising	119	114
General and administrative	161	144
Subscriber services	270	230
Digital processing services	217	184

Total	1,315	1,168

None of our employees is covered by a collective bargaining agreement, except to the extent required by the laws of certain foreign jurisdictions. We have not experienced employment-related work stoppages, and we consider our employee relations to be good.

Financial Information about Segments and Geographic Areas

We report our financial results as a single segment. For financial information about our geographic areas, refer to Note 15 to the Consolidated Financial Statements included in this Annual Report.

Other Information

Our corporate headquarters are located at 360 West 4800 North, Provo, UT 84604, and our telephone number at that address is (801) 705-7000. Our corporate website address is http://corporate.ancestry.com. The contents of our websites are not incorporated in, or otherwise to be regarded as part of, this Annual Report. Our primary operating subsidiary, Ancestry.com Operations Inc., was originally incorporated in Utah in 1983 and reincorporated in Delaware in 1998.

Ancestry.com LLC is a holding company, and substantially all of our operations are conducted by wholly-owned subsidiaries.

Item 1A. Risk Factors

A wide range of factors could materially affect our performance. The following factors and other information included in this Annual Report should be carefully considered. Although the risk factors described below are the ones management deems significant, additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following events actually occur, our business, financial condition and results of operations could be adversely affected.

Risks Related to Our Business

If our efforts to retain and attract subscribers are not successful, our number of subscribers could fail to grow or decline and our revenues may be materially affected.

We generate substantially all of our revenues from subscriptions to our services. We must continue to retain existing and attract new subscribers both to grow our business and to replace subscribers who choose to cancel their subscriptions. We seek to do this in part by investing in our product platform and new services and technologies, such as mobile, AncestryDNA and Archives.com. If consumers do not perceive our services to be reliable, valuable and of high quality, if we fail to regularly introduce new and improved services and more content, or if we introduce new services that are not favorably received by the market, we may not be able to retain existing or attract new subscribers and our revenues could be materially adversely affected. Subscribers choose to cancel their subscriptions for many personal reasons, including a desire to reduce discretionary spending, a perception that they do not have sufficient time to use the service or otherwise do not use the service sufficiently or subscriber service issues are not satisfactorily resolved.

The relative service levels, pricing and related features of competitors to our products and services are some additional factors that may adversely impact our ability to retain existing subscribers and attract new subscribers. Some of our current competitors provide genealogical records free of charge. Some governments or private organizations may make historical records available online at no cost to consumers, and some commercial entities could choose to make such records available on an advertising-supported basis rather than a subscription basis. In addition to competition from outside services, certain of our products, such as Archives.com, may compete with our Ancestry.com websites for subscribers. If consumers are able to satisfy their family history research needs at no or lower cost, they may not perceive value in our higher priced products and services. Further, subscriber growth, or our number of subscribers, may decrease as a result of a decline in interest in family history research.

Any of these factors could cause our subscriber growth rate, or our number of subscribers, to fall, which would materially adversely impact our business, financial condition and results of operations. For example, we experienced slower subscriber growth in 2013 than in prior years. Furthermore, consistent with our experience in prior fourth quarters, Ancestry.com branded websites experienced a small seasonal decline in such subscribers from the third to fourth quarter of 2013. We cannot assure you that this decline was seasonal and that we will not experience declines in future quarters. If we are unable to effectively retain existing subscribers and attract new subscribers or our subscribers continue to decline, our business, financial condition and results of operations would be materially adversely affected.

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

Our revenues have grown rapidly over the past five years; however, we do not expect to sustain our historical growth rate in future periods. Since we do not expect to sustain our historical growth rate in future periods, you should not rely on the revenue growth of any prior year or other period as an indication of our future performance. Additionally, we expect to continue to devote substantial resources and funds to improving our technologies and product offerings, including new product offerings, and to continue acquiring new and relevant content and also to expanding awareness of our brand and category through marketing, which may reduce our margins in the near term. If our revenue growth rate were to continue to decline or become negative, it could materially adversely affect our financial condition and results of operations.

A change in our mix of subscription durations or recurring rate of conversion could have a significant impact on our revenues and total subscribers.

We continually evaluate and test the types of subscriptions that we offer. Based on the results of any product or price testing conducted, we may change the price and types of subscriptions we offer and market. While the majority of our subscribers have a subscription duration of six months or greater, our new subscribers are primarily choosing a shorter subscription duration due to changes in our pricing strategy. As a result, we are experiencing higher cancellation volumes, which may result in decreased immediate and long-term revenues and total subscribers. In the future, we may continue to perform product and price tests involving our users, the results of which could affect our number or mix of subscribers and may have a material adverse impact on our results of operations, and key operating metrics.

In addition, recently proposed and new requirements regarding affirmative agreement by our subscribers to recurring subscription fees, whether imposed by regulators or third-party businesses, could impose obstacles to subscription, which could materially adversely affect our financial condition and results of operation.

Acquisitions, if any, may not be completed within the expected timeframe or at all, and businesses or technologies we acquire could prove difficult to integrate, disrupt our ongoing business or have a material adverse effect on our results of operations.

As part of our business strategy, we have engaged and may continue to engage in acquisitions of businesses or technologies from time to time to augment our organic or internal growth. While we have engaged in acquisitions in the past, our experience with integrating and managing acquired businesses or assets is still limited. Acquisitions involve challenges and risks in negotiation, execution, valuation and integration. Moreover, we may not be able to find suitable acquisition opportunities on terms that are acceptable to us or if we do, we may be delayed or unsuccessful in completing the transaction. We could assume the economic risks of such failed or unsuccessful acquisitions. Even if successfully negotiated, closed and integrated, certain acquisitions may not advance our business strategy, may fall short of expected return-on-investment targets or may fail. Any recent or future acquisition could involve numerous risks, including:

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

Our operating results fluctuate from period to period and may not immediately reflect downturns or upturns in subscriptions, which could make our operating results difficult to predict and affect future operating results.

Our quarterly and annual operating results are tied to certain financial and operational metrics that have fluctuated in the past and may fluctuate significantly in the future. As a result, you should not rely upon our past operating results as indicators of future performance. Our operating results depend on numerous factors, many of which are outside of our control. For the reasons set forth in this Risk Factors section or other reasons, the results of any prior quarterly or annual periods should not be relied upon as indicators of our future performance, and our revenues and operating results in the future may differ materially from the expectations of management or investors.

We recognize revenues from subscribers ratably over the term of their subscriptions. Since the majority of our subscription durations have historically been greater than six months, a large portion of our revenues for each quarter has reflected deferred revenues from subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will not necessarily be fully reflected in revenues in that quarter but will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns or upturns in subscriptions or market acceptance of our service, or changes in subscriber cancellation rates, may not fully impact our results of operations until future periods.

In addition, the largely long-term commitments of our subscribers historically have enhanced our near-term visibility on our revenues, which we believe has enabled us to more effectively manage the growth of our business and provide working capital benefits. If the change in the mix of subscriptions from longer to shorter durations continues, it may cause a reduction in this near-term visibility, which could make it more difficult to manage our business and effectively budget future working capital requirements.

We continuously attempt to generate revenues through marketing, advertising and product integration. If our marketing, television, integration and advertising efforts fail to generate additional revenues on a cost-effective basis, or if we are unable to manage our marketing and advertising expenses, it could materially harm our results of operations and growth.

Our future growth and profitability, as well as the maintenance and enhancement of our brands, will depend in large part on the effectiveness and efficiency of our marketing and advertising expenditures. We use a diverse mix of marketing and advertising programs to promote our products and services, and we periodically adjust our mix of these programs. Significant increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expense or cause us to choose less effective marketing and advertising channels. We have experienced price increases in some of our marketing and advertising channels, including television. Television advertising comprises a large percentage of our marketing and advertising expense, which may have significantly higher costs than other channels and which could materially adversely affect our profitability. Further, we may over time become disproportionately reliant on one channel or partner, which could increase our operating expenses. Because we recognize revenues ratably over the subscription period, we have incurred and may in the future incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenues associated with such expenses, and our marketing and advertising expenditures may not continue to result in increased revenues. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace existing marketing and advertising channels with similarly effective channels, our marketing and advertising expenses could increase substantially, our subscriber levels could be affected adversely, and our business, financial condition and results of operations may suffer. In addition, we may be required to incur significantly higher marketing and advertising expenses than we currently anticipate if excessive numbers of subscribers cancel our services. Our expanded marketing efforts may increase our subscriber acquisition cost, as additional expenses may not result in sufficient customer growth to offset cost, which would have an adverse effect on our business, financial condition and results of operations.

We have purchased and intend to continue to purchase product integration in and television advertising associated with television shows relevant to family history research, which have aired in the United States and other countries in past years. Television shows that focus on family history research have caused increased interest in our core business. If we do not receive benefits from family history research related television shows or if such shows do not continue to be well received or are canceled, the visibility of our core business and our brand may be reduced and our results of operations, financial condition and key metrics, such as net subscriber additions, may be materially adversely affected.

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

Ancestry.com and our other websites face competition from:

•	FamilySearch, and its website FamilySearch.org, a genealogy organization that is part of The Church of Jesus Christ of Latter-day Saints. FamilySearch has an extensive collection of paper and microfilm records. FamilySearch has digitized a large quantity of these records and has published them online at FamilySearch.org, where it makes them available to the public for free and through thousands of family history centers located throughout the world. FamilySearch is a well-funded organization and is undertaking a large-scale digitization project to make its collection available online. While we have engaged, and continue to engage, in certain collaborative efforts with FamilySearch to digitize and make historical records available online, FamilySearch has partnered and may in the future partner with other commercial entities to broaden the distribution of its records.

•	Commercial entities, including online genealogical research services, library content distributors, search engines and portals, retailers of books and software related to genealogical research and family tree creation and family history oriented social networking websites.

•	Non-profit entities and organizations, genealogical societies, governments and agencies that may make vital statistics or other records available to the public for free or that partner with commercial entities to make their records widely available.

We expect our competition to grow both through industry consolidation and the emergence of new participants in our existing markets. We will also face competitors in new markets that we enter. For example, we face competition from other companies, such as 23andme, in providing family history DNA services. Our future competitors may include other Internet-based businesses, governments, religious organizations, not-for-profit entities and other entities. The market for Internet-based services evolves at a very rapid pace, and our competitors may offer products and services that are superior to any of our products and services. In addition, Internet business models are constantly changing. The online family history market could move to an advertising-supported model to the detriment of our subscription-based model. Our competitors may have greater resources, more well-established brand recognition or more sophisticated technologies, such as search algorithms, than we do. Our competitors may more easily obtain relevant records in domestic and international markets or offer new categories of content, products or services before we do, or at lower prices, which may give them a competitive advantage in attracting subscribers. In addition to competition from outside sources, certain of our products, such as Archives.com, may compete with our Ancestry.com websites for subscribers.

To compete effectively, we may need to expend significant resources on content acquisition, technology or marketing and advertising, which could reduce our margins and have a material adverse effect on our business, financial condition and results of operations. If we do not compete effectively, our ability to retain and expand our subscriber base, and our revenues, results of operations and financial condition, could be materially adversely affected. See Item 1, “Business – Competition.”.

Because we generate substantially all of our revenues from online family history resources, particularly in the United States and United Kingdom, a decline in demand for our services or for online family history resources in general, and particularly in the United States and United Kingdom, could cause our revenues to materially decline.

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

Challenges in acquiring historical content and making it available online could materially adversely affect our ability to retain and expand our subscriber base, and therefore could materially affect our business, financial condition and results of operations.

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

These problems often pose particular challenges in acquiring content internationally. Desirable content may not be available to us on favorable terms, or at all, due to competition for a particular collection, privacy concerns relative to information contained in a given collection or our lack of negotiating leverage with a certain content provider. For example, some of our most popular databases include “vital records” content—namely, historical birth, marriage and death records—made available by certain governmental agencies. To help prevent identity theft, or other malicious activities, governments may attempt to restrict the release of or increase the difficulty of accessing all or substantial portions of their vital records content, and particularly birth records, to third parties. If these efforts are successful, it may limit, increase the cost of or altogether prevent us from acquiring these types of vital record content or continuing to make them available online. In some cases, we have had to lobby for legislation to be changed or otherwise work to surmount administrative or other bureaucratic hurdles to enable government or other bodies to grant us access to records.

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

We depend in part upon third-party licenses for some of our historical content, and a loss of these licenses, or disputes regarding royalties under these licenses, could adversely affect our ability to retain and expand our subscriber base, and therefore could materially affect our revenues, financial condition and results of operations.

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

If a current or future license for a significant content collection were to be terminated, we may not be able to obtain a new license on terms advantageous to us or at all, and we could be required to remove the relevant content from our websites, either immediately or after some period of time. If a content provider were to license or sell us content in violation of that content provider’s agreements with other parties or if we misused any of the licensed content, we could be required to remove that content from our websites and potentially face liability. If we were required to remove a material amount of content from our websites, as a result of the termination of one or more licenses or otherwise, it could adversely affect our business and results of operations. Some of these license agreements restrict the manner in which we use the applicable content, which could limit our ability to leverage that content for new uses as we expand our business.

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

Our failure to attract, integrate and retain highly qualified key personnel, including our CEO, could harm our business.

To execute our growth plan, we must attract and retain highly-qualified personnel. Competition for these employees is intense, and we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock-based awards they may receive in connection with their employment and may be concerned about the value and liquidity of the stock-based awards we offer. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and future growth prospects could be materially adversely affected.

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

Our growth has strained our personnel, technology and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, and hire and integrate appropriate personnel, we may not be able to successfully implement our business plan.

Our growth in operations has placed a strain on our management, administrative, technological, operational and financial infrastructure. Anticipated future growth, including growth related to the broadening of our product and service offerings and growth related to the acquisition of businesses, will continue to place similar strains on our personnel, technology and infrastructure. Our full-time employee headcount, excluding subscriber service employees, increased approximately 11% from January 1, 2013 to December 31, 2013. Particularly when adding staff quickly, we may not make optimal hiring decisions or may not integrate personnel effectively. Increased activity on our websites, particularly sudden increases, could strain our capacity and result in website performance issues or cause us to hit limitations in our present infrastructure or other technology. Our success will depend in part upon the management ability of our officers with respect to growth opportunities. To manage the expected growth of our operations, we will need to continue to improve our operational, financial, technological and management controls and our reporting systems and procedures. Additional personnel and capital investments will increase our cost base, which, if we fall short of anticipated revenue growth, will make it more difficult to decrease expenses in the short term. If we fail to successfully manage our growth, it could materially adversely affect our business, financial condition and results of operations.

Any continued service outages or a significant disruption in service on our websites or in our computer systems, which are currently hosted primarily by a single third party, could damage our reputation and result in a loss of subscribers, which would harm our business and operating results.

Our brand, reputation and ability to attract, retain and serve our subscribers depend upon the reliable performance of our websites, network infrastructure, content delivery processes and payment systems. We have experienced interruptions in these systems in the past, including server failures that temporarily slowed down our websites’ performance and users’ access to content, or made our websites inaccessible, and we may experience interruptions in the future. Our efforts to fix these disruptions may redirect resources from product development or other business initiatives and may not result in lasting benefits. Interruptions in these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our websites and prevent our subscribers from accessing our data and using our products and services. Problems with the reliability or security of our systems may harm our reputation and cause subscribers to cancel, and the cost of remedying these problems could negatively affect our business, financial condition and results of operations.

Substantially all of our communications, network and computer hardware used to operate our websites are co-located in a facility in Salt Lake City, Utah. We do not own or control the operation of this facility. We have established a disaster recovery facility located at a third-party facility in Denver, Colorado. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of the foregoing events could result in damage to our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur. Our systems are not completely redundant, so a failure of our system at our primary site could result in reduced functionality for our customers, and a total failure of our systems at both sites could cause our websites to be inaccessible by our customers. Problems faced by our third-party web hosting provider, with the telecommunications network providers with whom it contracts or with the systems by which it allocates capacity among its customers, including us, could adversely affect the experience of our subscribers. Our third-party web hosting provider could decide to close its facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy reorganization, faced by our third-party web hosting provider or any of the service providers with whom it contracts may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our third-party web hosting provider is unable to keep up with our growing needs for capacity, this could have a material adverse effect on our business. Any errors, defects, disruptions or other performance problems with our services could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

We face many risks associated with our plans to continue to expand our international offerings and marketing and advertising efforts, which could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2013, approximately 30% of subscribers to our Ancestry.com branded websites were from locations outside the United States. We are subject to many of the risks of doing business internationally, including the following:

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

Additionally, from time to time, our subscribers express dissatisfaction with our service, including, among other things, dissatisfaction with our auto-renewal and other billing policies, our handling of personal data and the way our services operate. To the extent that dissatisfaction with our service is widespread or not adequately addressed, our brand may be adversely impacted. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain subscribers may be adversely affected. In addition, even if our brand recognition and loyalty increase, this may not result in increased use of our products and services or higher revenues. Many individuals are passionate about family history research and participate in blogs and social media on this topic both on our websites and elsewhere. If actions we take or changes we make to our products, services or performance upset these individuals, their blogging and contributions to social media could negatively affect our brand and reputation, which could have a material adverse effect on our revenues, results of operations and financial condition.

If we are unable to continually enhance our products and services and adapt them to technological changes and subscriber needs, we may not remain competitive and our business may fail to grow or decline; our mobile apps and the mobile web are becoming increasingly important ways to engage with our customers and we have not yet been able to meaningfully monetize any such engagement.

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

Our mobile app and the mobile web are becoming increasingly important ways for users to engage with our service. If our mobile app or mobile web experience is slow, subject to intermittent failures, difficult to use or does not contain the same functionality of our desktop experience, it may not meet the user’s expectations and as a result could damage our reputation, prevent us from retaining existing or acquiring new subscribers and may have a material adverse effect on our business and results of operations. Despite our efforts to date, we have not been able to meaningfully monetize mobile users of our services. As more and more users seek to use our services through our mobile app and the mobile web, it will become increasingly important that we are able to meaningfully monetize our mobile users and failure to do so could have a material adverse effect on our business and results of operation.

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

We offer a variety of Internet-based services and software products, which are complex and frequently upgraded. Our Internet-based services and software products may contain undetected errors, defects, failures or viruses, especially when first introduced or when new versions or enhancements are released. Despite product testing, our products, or third-party products that we incorporate into our products, may contain undetected errors, defects or viruses that could, among other things:

•	require us to make extensive changes to our subscription services or software products, which would increase our expenses;

•	expose us to claims for damages;

•	require us to incur additional technical support costs;

•	cause a negative registered user reaction that could reduce future sales;

•	generate negative publicity regarding us and our subscription services and software products; or

•	result in subscribers delaying their subscription or software purchase or electing not to renew their subscriptions.

Any of these occurrences could have a material adverse effect upon our business, financial condition and results of operations.

We use a single-source supplier for our DNA testing needs, which could materially harm our business by adversely affecting the availability, quality and cost of our DNA testing services.

We currently obtain DNA testing analysis and the technology used in our DNA testing kits from a single-source supplier. If our DNA analysis is delayed or curtailed by such source, we may not be able to meet our customers’ expectations with respect to timing, quality and price. Even if we were able to locate alternative laboratories, qualification of an alternative laboratory, obtaining the appropriate technology and establishment of reliable DNA analysis could result in delays and a possible loss of sales, which could materially harm our operating results. We may also be unable to locate an alternative laboratory that can provide the necessary services and technology at comparable prices, which could result in an increase in the cost of our DNA testing services.

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

We and our vendors use commercially available encryption technology to transmit personal information when taking orders. We use security and business controls to limit access and use of personal information, including registered users’ uploaded content. However, third parties may be able to circumvent these security and business measures, including by developing and deploying viruses, worms and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks. In addition, employee error, malfeasance or other errors in the storage, use or transmission of personal information could result in a breach of registered user or employee privacy.

There can be no assurances that we will be able to continue to operate our facilities and customer service and sales operations in accordance with industry practices such as Payment Card Industry Data Security 23 Standards. Even if we remain compliant with those standards, we may not be able to prevent security breaches involving customer transaction data. If we experience a security breach or other lapse in the handling of confidential information of this kind, the incident could give rise to risks including data loss, litigation and liability, and could harm our reputation or disrupt our operations, any of which could materially adversely affect our business. We have experienced “denial-of-service” and other attacks in the past that have slowed our systems. In addition, various states and countries have differing laws regarding protection of customer privacy and confidential information, including notification requirements in the event of certain breaches or losses of information. Efforts to comply with these laws and regulations increase our costs of doing business, and failure to achieve compliance could result in substantial liability to our business and harm our reputation. In the event of a security breach or loss of confidential information, we could be subject to fines, penalties, damages and other remedies under applicable laws, any of which could have a material adverse impact on our reputation, business, operating results and financial condition.

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

Increases in credit card processing fees would increase our operating expenses and materially adversely affect our results of operations, and the termination of our relationship with any major credit card company could have a severe, negative impact on our ability to collect revenues from subscribers.

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

Our revenues may be materially adversely affected if we are required to charge sales taxes in additional jurisdictions and/or other taxes for our products and services.

We collect or have imposed upon us sales or other taxes related to the products and services we sell in certain states and other jurisdictions. Additional states or one or more countries or other jurisdictions may seek to impose sales or other tax collection obligations on us in the future or states or jurisdictions in which we already collect tax may increase the amount of taxes we are required to collect. A successful assertion by any country, state or other jurisdiction in which we do business that we should be collecting sales or other taxes on the sale of our products and services could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage registered users from purchasing from us or otherwise substantially harm our business and results of operations. Further, if additional sales or other taxes were imposed in jurisdictions where we do business, we may be unable to fully pass these costs on to our subscribers, which may also harm our business and results of operations.

Our Revolving Facility may not be sufficient for our needs, and we may require additional capital for business opportunities, acquisitions or unforeseen circumstances. If such sources are not available to us, or are not available on acceptable terms, we may not be able to expand and our business and/or our operating results and financial condition may be materially harmed.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business opportunities, including developing new features and products or enhancing our existing solutions, improving our operating infrastructure or acquiring complementary businesses and technologies. Our Revolving Facility, which provides for $50.0 million of borrowings, may not be sufficient for our needs. Accordingly, we or parent entities in the Ancestry Group may engage in debt financing to secure additional funds; however, we may not be able to obtain additional financing on terms favorable to us, if at all. For example, our Second Amended Credit Facility, and the indentures governing the Notes and the PIK Notes contain restrictive covenants relating to our capital-raising activities by us and Holdings LLC and other financial and operational matters, and any debt financing obtained by us or our parent entities in the Ancestry group in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to grow our business and to respond to business challenges could be significantly impaired, and our business may be materially harmed.

We face risks associated with currency exchange rate fluctuations, which could adversely affect our revenues and operating results.

For the year ended December 31, 2013, approximately 22% of our total revenues were received and approximately 8% of our total expenses were paid, in currencies other than the United States dollar, such as the British pound sterling, the Euro, the Australian dollar and the Canadian dollar. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the United States dollar, which could affect our revenues and results of operations. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues, operating expenses and net income. We may not be able to offset adverse foreign currency impact with increased subscription pricing or volume. We attempt to limit our exposure by paying our operating expenses incurred in foreign jurisdictions with revenues received in the applicable currency, but if we do not have enough local currency to pay all our expenses in that currency, we are exposed to currency exchange rate risk with respect to those expenses. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

Our business may be significantly impacted by a change in the economy, including any resulting effect on consumer spending.

Our business may be affected by changes in the economy generally, including any resulting effect on consumer spending specifically. Our products and services are discretionary purchases, and consumers may reduce their discretionary spending on our products and services during an economic downturn. Although we did not experience a material increase in subscription cancellations or a material reduction in subscription renewals during the recent economic downturn, we may yet be impacted if employment and personal income do not continue to improve or if global economic conditions deteriorate. Conversely, consumers may spend more time using the Internet during an economic downturn and may have less time for our products and services in a period of economic growth. In addition, we have already seen a rise in media prices, including television advertising, and prices may further increase if the economy continues to recover or grows, which could significantly increase our marketing and advertising expenses. As a result, our business, financial condition and results of operations may be significantly impacted by changes in the global economy generally.

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

Expenses or liabilities resulting from litigation could materially adversely affect our results of operations and financial condition.

We have and may become party to various legal proceedings and other claims that arise in the ordinary course of business or otherwise in the future. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. In addition, any such claims or litigation may be time-consuming and costly, divert management resources, require us to change our products and services, require us to accept returns of software products or have other adverse effects on our business. While we cannot assure the ultimate outcome of any legal proceeding or contingency in which we are or may become involved, we do not believe that any pending legal claim or proceeding arising in the ordinary course will be resolved in a manner that would have a material adverse effect on our business. However, if one or more of these legal matters resulted in an adverse monetary judgment against us, such a judgment could have a material adverse effect on our results of operations and financial condition. See also the risk factor “Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our websites, content indexes, and marketing and advertising activities” below. Please refer to Item 3 of Part I for more information about the Company’s current legal proceedings.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

As an “emerging growth company” under the Jumpstart Our Business Act of 2012 (the “JOBS Act”), we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws. For so long as we remain an emerging growth company, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended; and

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and

•	submit certain executive compensation matters to shareholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and

•	include detailed compensation discussion and analysis in our filings under the Exchange Act, and instead may provide a reduced level of disclosure concerning executive compensation.

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

We have substantial debt, totaling approximately $922.1 million as of December 31, 2013, and as a result, we have significant debt service obligations. We also have the ability to borrow up to $50.0 million under the Revolving Facility. Our substantial level of debt and debt service obligations as well as our intention to pay dividends to our parent to fund cash interest payments due on the PIK Notes could have important consequences including:

•	making it more difficult for us to satisfy our obligations with respect to our debt, which could result in an event of default under the indenture governing the Notes and the agreements governing our other debt, including the Second Amended Credit Facility;

•	limiting our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements;

•	increasing our vulnerability to general economic downturns and industry conditions, which could place us at a disadvantage compared to our competitors that are less leveraged and can therefore take advantage of opportunities that our leverage prevents us from pursuing;

•	potentially allowing increases in floating interest rates to negatively impact our cash flows;

•	having our financing documents place restrictions on the manner in which we conduct our business, including restrictions on our ability to pay dividends, make investments, incur additional debt and sell assets; and

•	reducing the amount of our cash flows available to fund working capital requirements, capital expenditures, acquisitions, investments, other debt obligations and other general corporate requirements, because we will be required to use a substantial portion of our cash flows to service debt obligations.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our debt.

Our direct parent, Ancestry.com Holdings LLC, has issued $400.0 million in senior unsecured PIK Notes. In addition to servicing our debt, we intend to pay dividends to Ancestry.com Holdings LLC to fund cash interest payments of the PIK Notes, which may exacerbate the risks associated with our debt under the Second Amended Credit Facility and the Notes.

Our parent company, Ancestry.com Holdings LLC, has issued a total of $400.0 million of 9.625%/10.375% senior unsecured PIK Notes, which mature on October 15, 2018. Holdings LLC is a holding company with no material operations and limited assets other than its ownership of the membership interests of Ancestry.com LLC. While covenants in our Second Amended Credit Facility and the indenture governing the Notes limit the amount of cash that we are able to distribute to our parent companies, to the extent cash is available, we intend to pay dividends to Holdings LLC to fund cash interest payments of the PIK Notes. Paying cash dividends to our parent will reduce the amount of cash available to pay our debt obligations. Paying cash dividends to our parent could also compound the consequences and risks of our debt and could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under the Second Amended Credit Facility and the Notes.

Despite current debt levels, we and/or other members of the Ancestry Group may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and/or other members of the Ancestry Group may be able to, and may, incur substantial additional debt, including secured debt, in the future. Although our Second Amended Credit Facility and the indentures governing the Notes and the PIK Notes contain restrictions on the incurrence of additional debt and the ability to make payments to related entities to fund their debt obligations, these restrictions are subject to a number of significant qualifications and exceptions, and any debt we incur in compliance with these restrictions could be substantial. If we incur additional debt on top of our current debt levels, this would exacerbate the risks related to our substantial debt levels. Furthermore, as we increase our debt level and/or incur indebtedness that is contractually or structurally subordinated to our other indebtedness, we may be required to pay higher interest rates on additional debt, which would increase our cost of capital and could have a material adverse effect on our financial condition and results of operation.

Our debt agreements include covenants that restrict our ability to operate our business, and this may impede our ability to respond to changes in our business or to take certain important actions.

Our Second Amended Credit Facility and the indenture governing the Notes each contain, and the terms of any of our future debt would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. For example, the credit agreement governing our Second Amended Credit Facility and the indentures governing the Notes and PIK Notes restrict our and our subsidiaries’ ability to:

•	incur additional debt;

•	pay dividends on our capital stock and make other restricted payments;

•	make investments and acquisitions;

•	engage in transactions with our affiliates;

•	sell assets;

•	make acquisitions or merge; and

•	create liens.

In addition, our Second Amended Credit Facility requires us to comply with a total net secured leverage covenant tested both quarterly and upon drawdown when the outstanding loans and letters of credit under our Revolving Facility exceed $15.0 million. These restrictions could limit our ability to obtain future financings, make needed capital expenditures, respond to and withstand future downturns in our business or the economy in general or otherwise conduct corporate activities that may be necessary or desirable. We may also be prevented from taking advantage of business opportunities that arise because of limitations imposed on us by these restrictive covenants. In addition, it may be costly or time consuming for us to obtain any necessary waiver or amendment of these covenants, or we may not be able to obtain a waiver or amendment on any terms.

A breach of any of these covenants could result in a default under our Second Amended Credit Facility or the Notes, as the case may be, that would allow lenders or noteholders to declare our outstanding debt immediately due and payable. If we are unable to pay those amounts because we do not have sufficient cash on hand or are unable to obtain alternative financing on acceptable terms, the lenders or noteholders could initiate a bankruptcy proceeding or, in the case of our Second Amended Credit Facility, proceed against any assets that serve as collateral to secure such debt.

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

If we do not generate cash flow from operations sufficient to pay our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at that time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives, which in turn could exacerbate the effects of any failure to generate sufficient cash flow to satisfy our debt service obligations. In addition, any failure to make payments of interest and principal on our outstanding debt on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional debt on acceptable terms and may materially adversely affect the price of the Notes. Furthermore, there currently is not a well-established secondary market for our assets. The lack of a secondary market may make the sale of our assets challenging, and the sale of assets should not be viewed as a significant source of funding.

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

Certain of our borrowings, primarily borrowings under our Second Amended Credit Facility, will be at variable rates of interest and expose us to interest rate risk. As such, our cash flows are sensitive to movements in interest rates. There are many economic factors outside our control that have in the past, and may in the future, impact rates of interest, including publicly announced indices that underlie the interest obligations related to a certain portion of our debt. The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. Factors that impact interest rates include domestic or international governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our cash flows would decrease. Such increases in interest rates could have a material adverse effect on our financial condition and results of operations.

The Notes are not secured by our assets, which means the lenders under any of our secured debt, including our Second Amended Credit Facility, will have priority over holders of the Notes to the extent of the value of the assets securing that debt.

The Notes and the related guarantees are unsecured. This means they are effectively subordinated in right of payment to all of our and the guarantors’ secured debt, including our Second Amended Credit Facility, to the extent of the value of the assets securing that debt. Loans under our Second Amended Credit Facility are secured by substantially all of our and the guarantors’ assets (subject to certain exceptions). As of December 31, 2013, we had approximately $457.1 million and $165.0 million outstanding under the Amended Term B-1 Loan and Amended Term B-2 Loan, respectively; and $50.0 million of availability under the Revolving Facility. Furthermore, the indenture governing the Notes allows us to incur additional secured debt. See Note 7 in our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” for a further description of the terms of the Second Amended Credit Facility.

If we become insolvent or are liquidated, or if payment under our Second Amended Credit Facility or any other secured debt is accelerated, the lenders under our Second Amended Credit Facility and holders of other secured debt will be entitled to exercise the remedies available to secured lenders under applicable law (in addition to any remedies that may be available under documents pertaining to our Second Amended Credit Facility or other senior debt). For example, the secured lenders could foreclose upon and sell assets in which they have been granted a security interest to the exclusion of the holders of the Notes, even if an event of default exists under the indenture governing the Notes at that time. Any funds generated by the sale of those assets would be used first to pay amounts owing under secured debt, and any remaining funds, whether from those assets or any unsecured assets, may be insufficient to pay obligations owing under the Notes.

The Notes are structurally subordinated to the debt and other liabilities of our non-guarantor subsidiaries, including certain of our foreign subsidiaries.

Certain of our existing or future foreign subsidiaries do not guarantee the Notes, and only the Company and all of the Company’s direct and indirect existing and future restricted subsidiaries (except excluded subsidiaries) that guarantee any indebtedness of Ancestry.com Inc. or any guarantor, or incur indebtedness under a credit facility, in each case, subject to certain exceptions, guarantee the Notes. This means the Notes are structurally subordinated to the debt and other liabilities of these non-guarantor subsidiaries. As of December 31, 2013, our non-guarantor subsidiaries had no debt outstanding (excluding intercompany debt). Our non-guarantor subsidiaries may, in the future, incur substantial additional liabilities, including debt. Furthermore, we may, under certain circumstances described in the indenture governing the Notes, designate subsidiaries to be unrestricted subsidiaries, and any subsidiary that is designated as unrestricted will not guarantee the Notes. In the event of our non-guarantor subsidiaries’ bankruptcy, insolvency, liquidation, dissolution, reorganization or similar proceeding, the assets of those non-guarantor subsidiaries will not be available to pay obligations on the Notes until after all of the liabilities (including trade payables) of those non-guarantor subsidiaries have been paid in full.

We may not have the ability to raise the funds necessary to finance the change of control offer required by the indenture governing the Notes.

Upon the occurrence of certain change of control events, we will be required to offer to repurchase all of the Notes. A change of control would also give the holders of the Notes the right to require us to repurchase those Notes. Our Second Amended Credit Facility provides that certain change of control events (including a change of control as defined in the indenture governing the Notes) constitute a default. Any future credit agreement or other debt agreement would likely contain similar provisions. If we experience a change of control that triggers a default under our Second Amended Credit Facility, we could seek a waiver of that default or seek to refinance those facilities. In the event we do not obtain a waiver or complete a refinancing, the default could result in amounts outstanding under those facilities being declared immediately due and payable. In the event we experience a change of control that requires us to repurchase the Notes, we may not have sufficient financial resources to satisfy all of our obligations under our Second Amended Credit Facility and the Notes. A failure to make a required change of control offer or to pay a change of control purchase price when due would result in a default under the indenture governing the Notes.

In addition, the change of control and other covenants in the indenture governing the notes do not cover all corporate reorganizations, mergers or similar transactions and may not provide holders with protection in a transaction, including one that would substantially increase our leverage.

The ability of holders of the Notes to require us to repurchase the Notes as a result of a disposition of “substantially all” of our assets or a change in the composition of our Operating Committee is uncertain.

The definition of change of control in the indenture governing the Notes includes the sale, assignment, lease, conveyance or other disposition of “substantially all” of our and our subsidiaries’ assets, taken as a whole. Although there is a limited body of case law interpreting the phrase “substantially all,” there is no precise established definition of the phrase. Accordingly, the ability of a holder of the Notes to require us to repurchase such Notes as a result of a sale, assignment, lease, conveyance or other disposition of less than all of our and our subsidiaries’ assets, taken as a whole, to another person or group is uncertain. In addition, a recent Delaware Chancery Court decision raised questions about the enforceability of provisions that are similar to those in the indenture governing the Notes, related to the triggering of a change of control as a result of a change in the composition of a board of directors or similar governing body. Accordingly, the ability of a holder of Notes to require us to repurchase Notes as a result of a change in the composition of the members of our Operating Committee is uncertain.

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

The indenture governing the Notes provides that certain covenants will not apply to us during any period in which the Notes are rated investment grade from each of Standard & Poor’s and Moody’s and no default has otherwise occurred and is continuing under the indenture. The covenants that would be suspended include, among others, limitations on our restricted subsidiaries’ ability to pay dividends, incur indebtedness, sell certain assets and enter into certain other transactions. Any actions that we take while these covenants are not in force will be permitted even if the Notes are subsequently downgraded below investment grade and such covenants are subsequently reinstated. Investors should be aware that the notes may never become rated investment grade and we do not expect the notes to become investment grade. If they do become rated investment grade, the notes may not maintain those ratings.

The Notes are only guaranteed by entities that also guarantee our Second Amended Credit Facility. Therefore, certain current and future subsidiaries of the Company that are considered controlled foreign corporations and certain other subsidiaries that are not required to guarantee the Second Amended Credit Facility will not provide guarantees of the Second Amended Credit Facility and will not guarantee the Notes.

Certain current and future U.S. and non-U.S. indirect subsidiaries of the Company are considered to be controlled foreign corporations. These subsidiaries will not provide guarantees of the Second Amended Credit Facility and, therefore, will not provide guarantees of the Notes. Furthermore, certain other subsidiaries of the Company will not be required to provide guarantees of the Second Amended Credit Facility and, unless they guarantee other indebtedness of ours or the guarantors, will not guarantee the Notes.

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

The Issuer’s and Parent’s subsidiaries conduct substantially all of our operations and own all of our operating assets. Therefore, the Issuer depends on dividends and other distributions from its and Parent’s subsidiaries to generate the funds necessary to meet its obligations, including its required obligations under the Notes. Moreover, each of our subsidiaries is a legally distinct entity and, other than those of our subsidiaries that are guarantors of the Notes, have no obligation to pay amounts due pursuant to the Notes or to make any of their funds or other assets available for these payments. Although the indenture governing the Notes limits the ability of the restricted subsidiaries to enter into consensual restrictions on their ability to pay dividends and make other payments, these limitations have a number of significant qualifications and exceptions, including provisions contained in the indenture governing the Notes and the Second Amended Credit Facility that restrict the ability of the restricted subsidiaries to make dividends and distributions or otherwise transfer any of their assets to the Issuer.

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

Trademark, copyright, patent and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technologies, business processes and the content on our websites. We use intellectual property licensed from third parties in merchandising our products and marketing and advertising our services. From time to time, third parties may allege that we have violated their intellectual property rights. If there is a valid claim against us for infringement, misappropriation, misuse or other violation of third-party intellectual property rights, and we are unable to obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely basis, our business and competitive position may be adversely affected. Many companies are devoting significant resources to obtaining patents that could affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the Internet. We have not exhaustively searched patents relevant to our technologies and business. If we are forced to defend ourselves against intellectual property infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel, limitations on our ability to use our current websites or inability to market or provide our products or services. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease providing certain products or services, adjust our merchandizing or marketing and advertising activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. In addition, many of our co-branding, distribution and other partnering agreements require us to indemnify our partners for third-party intellectual property infringement claims, which could increase the cost to us of an adverse ruling in such an action.

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

We have registered domain names for website destinations that we use in our business, such as Ancestry.com, Ancestry.co.uk, Archives.com and Fold3.com. However, if we are unable to maintain our rights in these domain names, our competitors could capitalize on our brand recognition by using these domain names for their own benefit. In addition, our competitors could capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered in the United States and elsewhere, and in many countries the top-level domain names “ancestry”, “archives” or “genealogy” are owned by other parties. Although we own the “ancestry.co.uk” domain name in the United Kingdom, we might not be able to, or may choose not to, acquire or maintain other country-specific versions of the “ancestry”, “archives” and “genealogy” domain names. Further, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights varies from jurisdiction to jurisdiction and is unclear in some jurisdictions. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of, our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names and determining the rights of others may require litigation, which could result in substantial costs and divert management attention. We may not prevail if any such litigation is initiated.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our corporate headquarters are located in Provo, Utah, where we lease approximately 120,000 square feet of space. The term of this lease expires in April 2016, and we have the right to extend the lease for an additional five years. In 2012, we began to occupy office space of approximately 57,000 square feet in San Francisco, California under a lease that expires in 2019. We also maintain smaller offices in other U.S. locations and internationally in Ireland, the United Kingdom, Luxembourg and in other countries under leases that expire at varying times from 2014 through 2022.

Our Ancestry.com websites are hosted on hardware and software co-located at a third-party facility in Salt Lake City, Utah. We also maintain a disaster recovery site with hardware and software co-located at a third-party facility in Denver, Colorado. We believe that our contracted space for our hardware and software at these facilities is both suitable and adequate for our current development plans and our anticipated growth. Our Salt Lake City contract expires at the end of 2015. Our Denver contract expires in 2014 and then continues month-to-month and requires a 60-day termination notice.

Item 3. Legal Proceedings

Litigation Challenging the Transaction (In re: Ancestry.com Inc. Shareholder Litigation)

Following the announcement on October 22, 2012 of the execution of the Merger Agreement, litigation challenging the Transaction ensued. On December 12, 2013, the Court of Chancery entered a Final Order and Judgment dismissing the litigation with prejudice and ordering Ancestry to pay plaintiffs’ attorneys’ fees and expenses for the work done in the injunction phase of the litigation. No appeal was taken from the Court of Chancery’s judgment.

Appraisal Litigation (In re: Appraisal of Ancestry.com Inc.)

Following the consummation of the Transaction, three former shareholders, who, combined, owned approximately 1.415 million shares of our Predecessor’s common stock have instituted two separate appraisal proceedings in the Court of Chancery of the State of Delaware pursuant to Del. C. § 262: Merion Capital, L.P. v. Ancestry.com, Inc. (C.A. No. 8173) and Merlin Partners LP et al. v. Ancestry.com Inc. (C.A. No. 8175). The two appraisal petitions allege that the $32 per share price paid to our Predecessor’s shareholders in the Transaction did not represent the fair value of the Company on the date the Transaction was consummated. On June 24, 2013, the Court consolidated the two pending appraisal proceedings as In re: Appraisal of Ancestry.com Inc. The litigation is currently in discovery and trial has been scheduled in the Court of Chancery for June 2014.

In view of the inherent difficulty of predicting the outcome of such litigation, particularly where the claimants seek very large or indeterminate damages or where the matter presents novel legal theories or involve a large number of parties, we generally cannot predict or reasonably estimate what the eventual outcome of the pending matter described above will be, what the timing of the ultimate resolution of this matter will be, or what any loss or range of loss related to the pending matter may be. With respect to the outstanding legal matter described in the prior paragraph, we believe that we have substantial defenses to the claims asserted by the claimants in the litigation. Based on our current knowledge, we do not believe that a loss, if any, arising from the pending matter described in the prior paragraph should have a material adverse effect on our consolidated financial position.

General

We have and may become party to various other legal proceedings and other claims that arise in the ordinary course of business or otherwise in the future. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. While we cannot assure the ultimate outcome of any legal proceeding or contingency in which we are or may become involved, we do not believe that any pending legal claim or proceeding arising in the ordinary course will be resolved in a manner that would have a material adverse effect on our business. Although we consider the likelihood of such an outcome to be remote, if one or more of these legal matters resulted in an adverse money judgment against the Company, such a judgment could have a material adverse effect on our operating results and financial conditions and may result in us being required to pay significant monetary damages. See the risk factors “Expenses or liabilities resulting from litigation could adversely affect our results of operations and financial condition” and “Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our websites, content indexes, and marketing and advertising activities,” under the heading “Risk Factors.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common interests are privately held, as such there is no established public trading market for our common interests.

Holders

As of February 28, 2014, all of the common interests of Ancestry.com LLC were owned by our parent company, Ancestry.com Holdings LLC (“Holdings LLC”).

Dividends

Ancestry.com LLC has not yet declared or paid any cash dividends on its common interests. The credit agreement governing our Second Amended Credit Facility and the indenture governing the Notes impose restrictions on our ability to pay dividends or make distributions to our parent. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 7 “Debt” in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

On September 17, 2013, our parent, Ancestry.com Holdings LLC (“Holdings LLC”), closed a private offering of $300.0 million aggregate principal amount of senior unsecured payment-in-kind toggle notes due October 15, 2018 (the “PIK Notes”). On February 3, 2014, Holdings LLC closed a private follow-on offering of $100.0 million aggregate principal amount of PIK Notes. These notes have identical terms as the PIK Notes (other than issue date and issue price) and constitute part of the same series as the PIK Notes under the indenture dated as of September 17, 2013.

Interest on the PIK Notes is payable semi-annually in arrears on April 15 and October 15 each year through maturity, commencing on April 15, 2014. Subject to cash availability and restricted payment capacity, Holdings LLC will be entitled to pay all or a portion of the interest payment by increasing the principal amount of the notes or issuing new notes in an amount equal to the interest payment for the applicable interest period (“PIK Interest”). Cash interest on the PIK Notes will accrue at the rate of 9.625% per annum; PIK Interest will accrue at the rate of 10.375% per annum. While not required, we intend to pay dividends to Holdings LLC in order to fund cash interest payments on the PIK Notes, provided that such dividends are permitted under the covenants of the Second Amended Credit Facility and Notes. If interest on the PIK Notes is paid in cash, annual interest payments will total approximately $38.5 million. We expect to make a dividend to Holdings LLC in order to fund the first interest payment due on April 15, 2014.

Covenants contained in the Second Amended Credit Facility and the indenture governing the Notes restrict the payment of cash dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” and Note 7 “Debt” in the Notes to the Consolidated Financial Statements included in this Annual Report.

Item 6. Selected Financial Data

We operated as Ancestry.com Inc. (the “Predecessor”) until December 28, 2012 when a company controlled by Permira funds and co-investors (the “Sponsors”) acquired the Predecessor (the “Transaction”). As a result, our fiscal year 2012 is divided into a Successor period from December 29, 2012 to December 31, 2012 and a Predecessor period from January 1, 2012 to December 28, 2012. The following tables summarize selected consolidated historical financial and operating data for the periods indicated. The summarized Consolidated Balance Sheet data is presented for the Successor periods as of December 31, 2013 and 2012, and the Predecessor periods as of December 31, 2011, 2010 and 2009. The summarized Consolidated Statements of Operations data presented below for the Successor year ended December 31, 2013 and the Successor period from December 29, 2012 to December 31, 2012, the Predecessor period from January 1, 2012 to December 28, 2012 and the Predecessor years ended December 31, 2011, 2010 and 2009 have been derived from our Consolidated Financial Statements, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. Due to the Transaction, the results of the Successor are not comparable with the results of the Predecessor. You should read the selected consolidated financial data presented on the following pages in conjunction with our Consolidated Financial Statements and related Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Successor		Predecessor (1)
	As of December 31,
	2013	2012	2011	2010	2009
			(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$86,554	$35,651	$48,998	$65,519	$100,272
Total assets	1,904,742	2,077,454	493,849	522,186	523,348
Deferred revenues	137,864	116,953	108,654	89,301	69,711
Long-term obligations(2)	906,380	943,312	10,429	498	100,025
Total liabilities	1,364,045	1,468,108	183,340	158,319	228,458
Total member’s interests/stockholder’s equity(3)	540,697	609,346	310,509	363,867	294,890

(1)	We operated as the Predecessor until December 28, 2012 when a company controlled by the Sponsors acquired the Predecessor. As a result of the Transaction, the balance sheet data presented is not comparable between the Predecessor and Successor periods.
(2)	Includes the current and long-term portions of debt outstanding in the years presented, and the amounts payable under capital lease obligations as of December 31, 2012, 2011 and 2010.
(3)	In connection with the Transaction, we were recapitalized. As a result, the capital structure of our Predecessor is not comparable to that of the Successor.

	Successor		Predecessor (1)
	Year Ended December 31,	Period from	Period from	Year Ended December 31,
	2013(2)	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	2011	2010	2009
				(in thousands)
Operations Data:
Subscription revenues	$499,557	$3,194	$451,744	$377,364	$281,670	$207,707
Product and other revenues	40,834	264	31,883	22,297	19,261	17,195
Total revenues	540,391	3,458	483,627	399,661	300,931	224,902
Total cost of revenues	115,442	823	85,903	66,508	52,107	46,323
Total operating expenses	471,710	105,904	285,235	237,687	188,218	146,618
Income (loss) from operations	(46,761)	(103,269)	112,489	95,466	60,606	31,961
Net income (loss)	(79,700)	(72,675)	70,789	62,895	36,845	21,295

(1)	We operated as the Predecessor until December 28, 2012 when a company controlled by the Sponsors acquired the Predecessor. As a result, our fiscal year 2012 is divided into a Successor period from December 29, 2012 to December 31, 2012 and a Predecessor period from January 1, 2012 to December 28, 2012. Operational data presented for the Successor and Predecessor periods is not necessarily comparable due to the Transaction.
(2)	Loss from operations and net loss for the year ended December 31, 2013 include $5.6 million of professional services related to litigation, reorganizing our corporate structure, registering the Notes with the SEC, costs associated with the dividend declared in September 2013 by our Parent and costs related to the settlement of litigation.

	Successor		Predecessor(1)
	Year Ended December 31,	Period from	Period from	Year Ended December 31,
	2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	2011	2010	2009
				(in thousands)
Other Financial Data:
Non-GAAP revenues (2)	$561,506	$4,008	$483,627	$399,661	$300,931	$224,902
Adjusted EBITDA(3) (5)	211,583	1,233	177,592	144,807	100,974	71,585
Free cash flow(4) (5)	132,920	1,233	104,754	106,355	60,359	29,613

(1)	We operated as the Predecessor until December 28, 2012 when a company controlled by the Sponsors acquired the Predecessor. As a result, our fiscal year 2012 is divided into a Successor period from December 29, 2012 to December 31, 2012 and a Predecessor period from January 1, 2012 to December 28, 2012. Operational data presented for the Successor and Predecessor periods is not necessarily comparable due to the Transaction.
(2)	Non-GAAP revenues. We define non-GAAP revenues as the revenues that would have been recognized, except for the write-down of deferred revenue to fair value as a result of the application of purchase accounting for the Transaction. Non-GAAP revenues is calculated as total revenues plus the effects of non-cash adjustments to revenue from purchase accounting.
(3)	Adjusted EBITDA. We define adjusted EBITDA as net income (loss) plus non-cash adjustments to revenue from purchase accounting, interest expense, net; other (income) expense, net; income tax expense (benefit); non-cash charges including depreciation, amortization and stock-based compensation expense; and expenses associated with the Transaction.
(4)	Free cash flow. We define free cash flow as net income (loss) plus non-cash adjustments to revenue from purchase accounting, interest expense, net; other (income) expense, net; income tax expense (benefit); non-cash charges including depreciation, amortization and stock-based compensation expense; and expenses associated with the Transaction; and minus capitalization of content databases, purchases of property and equipment and cash received (paid) for income taxes and interest.
(5)	Adjusted EBITDA and free cash flow for the year ended December 31, 2013 include $5.6 million of professional services related to litigation, reorganizing our corporate structure, registering the Notes with the SEC, costs associated with the dividend declared in September 2013 by our Parent and costs related to the settlement of litigation.

We believe non-GAAP revenues, adjusted EBITDA and free cash flow are useful to investors as supplemental measures to evaluate the overall operating performance of the Company. Non-GAAP revenues, adjusted EBITDA and free cash flow are financial data that are not calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). The tables below provide a reconciliation of these non-GAAP financial measures to total revenues or net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP. We prepare non-GAAP revenues, adjusted EBITDA and free cash flow to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate, as well as the material limitations of non-GAAP measures.

Our management uses non-GAAP revenues, adjusted EBITDA and free cash flow as measures of operating performance, for planning purposes, including the preparation of our annual operating budget, to allocate resources to enhance the financial performance of our business, to evaluate the effectiveness of our business strategies and in communications with our Operating Committee concerning our financial performance. Adjusted EBITDA together with non-GAAP revenues has also been used as a financial performance objective in determining the bonus pool under our recent performance incentive programs. Management believes that the use of non-GAAP revenues, adjusted EBITDA and free cash flow provides consistency and comparability with our past financial performance, facilitates period to period comparisons of operations and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results. Management believes that it is useful to exclude non-cash charges such as purchase accounting adjustments, depreciation, amortization and stock-based compensation from non-GAAP revenues, adjusted EBITDA and free cash flow because (i) the amount of such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of stock-based awards, as the case may be. Management also believes it is useful to exclude Transaction-related expenses from adjusted EBITDA and free cash flow because such expenses do not correlate to the underlying performance of our business and are non-recurring.

Although non-GAAP revenues, adjusted EBITDA and free cash flow are frequently used by investors and securities analysts in their evaluations of companies, non-GAAP revenues, adjusted EBITDA and free cash flow each have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under GAAP.

Some of these limitations are:

•	non-GAAP revenues does not include the impact of purchase accounting adjustments, which are intended to reflect the fair value of the recognized deferred revenue at the date of the Transaction;

•	adjusted EBITDA and free cash flow do not reflect our future requirements for contractual commitments, and adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures;

•	adjusted EBITDA and free cash flow do not reflect changes in, or cash requirements for, our working capital;

•	adjusted EBITDA does not reflect interest income or interest expense;

•	adjusted EBITDA does not reflect cash requirements for income taxes;

•	adjusted EBITDA and free cash flow do not reflect the non-cash component of employee compensation;

•	although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	other companies in our industry may calculate adjusted EBITDA or free cash flow or similarly titled measures differently than we do, limiting their usefulness as comparative measures.

The following table presents a reconciliation of non-GAAP revenues to total revenues, the most comparable GAAP measure, for each of the periods identified.

	Successor		Predecessor(1)
	Year Ended December 31,	Period from	Period from	Year Ended December 31,
	2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	2011	2010	2009
				(in thousands)
Reconciliation of Non-GAAP revenues to total revenues
Total revenues	$540,391	$3,458	$483,627	$399,661	$300,931	$224,902
Non-cash revenue adjustment (2)	21,115	550	—	—	—	—

Non-GAAP revenues	$561,506	$4,008	$483,627	$399,661	$300,931	$224,902

(1)	We operated as the Predecessor until December 28, 2012 when a company controlled by the Sponsors acquired the Predecessor. As a result, our fiscal year 2012 is divided into a Successor period from December 29, 2012 to December 31, 2012 and a Predecessor period from January 1, 2012 to December 28, 2012. Operational data presented for the Successor and Predecessor periods is not necessarily comparable due to the Transaction.
(2)	Represents non-cash adjustments to revenue or the revenues that would have been recognized, except for the write-down of deferred revenue to fair value as a result of the application of purchase accounting for the Transaction.

The following table presents a reconciliation of our adjusted EBITDA and free cash flow to net income (loss), the most comparable GAAP measure, for each of the periods identified.

	Successor		Predecessor(1)
	Year Ended December 31,	Period from	Period from	Year Ended December 31,
	2013(4)	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	2011	2010	2009
				(in thousands)
Reconciliation of adjusted EBITDA and free cash flow to net income (loss):
Net income (loss)	$(79,700)	$(72,675)	$70,789	$62,895	$36,845	$21,295
Non-cash revenue adjustment (2)	21,115	550	—	—	—	—
Interest expense, net	97,837	730	1,065	589	4,697	5,347
Other (income) expense, net	655	—	(742)	637	(439)	(21)
Income tax expense (benefit)	(65,553)	(31,324)	41,377	31,345	19,503	5,340
Depreciation	16,931	—	14,699	13,450	11,773	10,936
Amortization	211,974	1,688	27,879	25,916	23,526	23,214
Stock-based compensation expense	8,324	—	15,421	9,975	5,069	5,474
Transaction-related expenses (3)	—	102,264	7,104	—	—	—

Adjusted EBITDA	$211,583	$1,233	$177,592	$144,807	$100,974	$71,585

Capitalization of content databases	(22,239)	—	(23,538)	(20,408)	(13,874)	(9,398)
Purchases of property and equipment	(26,714)	—	(20,776)	(13,895)	(12,968)	(13,362)
Cash paid for interest	(70,311)	—	(1,368)	(466)	(2,645)	(7,740)
Cash received (paid) for income taxes	40,601	—	(27,156)	(3,683)	(11,128)	(11,472)

Free cash flow	$132,920	$1,233	$104,754	$106,355	$60,359	$29,613

(1)	We operated as the Predecessor until December 28, 2012 when a company controlled by the Sponsors acquired the Predecessor. As a result, our fiscal year 2012 is divided into a Successor period from December 29, 2012 to December 31, 2012 and a Predecessor period from January 1, 2012 to December 28, 2012. Operational data presented for the Successor and Predecessor periods is not necessarily comparable due to the Transaction.
(2)	Represents non-cash adjustments to revenue or the revenues that would have been recognized, except for the write-down of deferred revenue to fair value as a result of the application of purchase accounting for the Transaction.
(3)	Transaction-related expenses for the period from December 29, 2012 to December 31, 2012 include $53.1 million of stock-based compensation expense due to the acceleration of vesting for outstanding Predecessor stock-based awards upon closing of the Transaction.
(4)	Net loss and therefore adjusted EBITDA and free cash flow for the year ended December 31, 2013 include $5.6 million of professional services related to litigation, reorganizing our corporate structure, registering the Notes with the SEC, costs associated with the dividend declared in September 2013 by our Parent and costs related to the settlement of litigation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion together with Item 6 “Selected Financial Data” and our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report of Ancestry.com LLC and its consolidated subsidiaries (“Ancestry.com LLC”, “Ancestry.com”, “we”, “us”, “Parent” or the “Successor”). This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under “Risk Factors” and elsewhere in this Annual Report. See “Forward-Looking Statements.”

Company Overview

Ancestry.com is the world’s largest online family history resource, with approximately 2.1 million paying subscribers around the world as of December 31, 2013. Total subscribers across all websites, including Ancestry.com branded websites, Archives.com, Fold3.com and Newspapers.com, were approximately 2.7 million as of December 31, 2013.

We are a pioneer and the leader in the online family history research market. We believe that most people have a fundamental desire to understand who they are and from where they came. Our mission is to help everyone discover, preserve and share their family history. We strive to make our services valuable to individuals ranging from the most committed family historians to those taking their first steps towards satisfying their curiosity about their family stories.

The foundation of our service is an extensive collection of more than 12 billion historical records that we have digitized, indexed and added to our websites over the past 18 years. We have developed and acquired efficient and proprietary systems for digitizing handwritten historical documents, and we have established relationships with national, state and local government archives, historical societies, religious institutions and private collectors of historical content around the world. Our subscribers use our web-based platform, proprietary technology and content collection to research their family histories, build their family trees, collaborate with other subscribers, upload their own records and publish and share their stories. Ancestry.com users have uploaded more than 207 million items, such as photographs, scanned documents and written stories. This growing pool of user-generated content adds color and context to the family histories assembled from the institutional content available through our web-based services.

We operate websites accessible worldwide, including dedicated sites in the United States, the United Kingdom, Australia, Canada and Sweden. We charge each subscriber for their subscription at the commencement of their subscription period and at each renewal date. Subscriptions automatically renew into the existing package and duration selected, unless cancelled. As of December 31, 2013, approximately 65% of our subscribers had subscription durations of six months or greater.

As a company, we strive to deliver family history discoveries to subscribers through our extensive content collection. Increasingly, subscriber discoveries are driven by our proprietary technology that provides “hints” of possible record matches to our subscribers. In 2013, approximately 1.3 billion hints were accepted by our subscribers.

We also continue to deploy tools and technologies to provide our registered users with an expanding family history collaborative network. Users can invite family and friends to help build their family trees, add personal memories and upload photographs and stories of their own. As of December 31, 2013, our users had created more than 55 million family trees containing more than 5 billion profiles. Trees that are shared with others offer many subscribers a substantial head start in their family history research by allowing them to review information collected by users with common ancestry.

We believe we provide ongoing value to our subscribers by regularly adding new historical content, and enhancing our web-based service and platforms with new tools, features and services that enable greater collaboration among our users through the growth of our global community.

Recent Developments

Ancestry.com Holdings LLC Senior Unsecured PIK Notes

On September 17, 2013, our parent, Ancestry.com Holdings LLC (“Holdings LLC”), closed a private offering of $300.0 million aggregate principal amount of senior unsecured payment-in-kind toggle notes due October 15, 2018 (the “PIK Notes”). Holdings LLC is a holding company with no material operations and limited assets other than its ownership of the membership interests of Ancestry.com LLC. The PIK Notes were issued at 99% of par, resulting in an original issue discount of $3.0 million. Interest on the PIK Notes is payable semi-annually in arrears on April 15 and October 15 each year through maturity, commencing on April 15, 2014. The first and last interest payments on the PIK Notes are required to be entirely payable in cash. All other interest payments are required to be paid in cash, subject to cash availability and restricted payment capacity. If interest payments are not required to paid in cash, Holdings LLC will be entitled to pay all or a portion of the interest payment by increasing the principal amount of the notes or issuing new notes in an amount equal to the interest payment for the applicable interest period (“PIK Interest”). Cash interest on the PIK Notes will accrue at the rate of 9.625% per annum; PIK Interest will accrue at the rate of 10.375% per annum. Holdings LLC subsequently distributed the proceeds of the debt offering, net of the original issue discount and related fees and expenses, to its indirect parent entity to fund a return-of-capital distribution to its indirect parent entity’s shareholders and stock-based award holders.

On February 3, 2014, Holdings LLC closed a private follow-on offering of $100.0 million aggregate principal amount of PIK Notes. These notes were sold at an issue price of 103% and will pay interest semi-annually on April 15 and October 15 of each year, commencing on April 15, 2014. The notes have identical terms as the PIK Notes (other than issue date and issue price) and constitute part of the same series as the PIK Notes under the indenture dated as of September 17, 2013. Holdings LLC subsequently distributed the proceeds of the debt offering, net of related fees and expenses, to its indirect parent entity to fund a return-of-capital distribution to its indirect parent entity’s shareholders and stock-based award holders.

The PIK Notes are senior unsecured obligations of Holdings LLC and are structurally subordinated to all our existing and future indebtedness. Additionally, we did not guarantee the PIK Notes, nor were any of our assets pledged as collateral for the PIK Notes. As we are not an obligor or a guarantor on the PIK Notes, the debt is recorded only in the financial statements of Holdings LLC and is not reflected in the Consolidated Financial Statements of Ancestry.com LLC. While not required, we intend to make dividends to Holdings LLC in order to fund cash interest payments of the PIK Notes, provided that such dividends are permitted under the covenants of the Second Amended Credit Facility and the Notes.

Amended Credit Facility Repricing

On May 15, 2013, Ancestry.com Inc. (the “Issuer” or “Predecessor”) completed a repricing of the Credit Facility (“First Amended Credit Facility”) primarily to achieve more favorable interest rates on the Term Loan. As part of the repricing, the Term Loan was separated into a $488.3 million Term B-1 Loan, which has the same maturity as the original Term Loan of December 2018, and a $150.0 million Term B-2 Loan, which matures in May 2018.

On December 30, 2013, the Issuer completed a repricing of the First Amended Credit Facility (the “Second Amended Credit Facility”), which included a reallocation of the term loans resulting in a $457.1 million amended Term B-1 Loan (the “Amended Term B-1 Loan”) and a $165.0 million amended Term B-2 Loan (the “Amended Term B-2 Loan”). The maturity dates of the loans did not change as a result of the repricing.

The Transaction

On October 21, 2012, the Predecessor, entered into a definitive merger agreement (the “Merger Agreement”) with Global Generations Merger Sub Inc. (the “Merger Sub”) and its parent company, Ancestry US Holdings Inc. (“Holdings”), to acquire the Predecessor for $32.00 per share of common stock (the “Merger”). Holdings is a wholly-owned subsidiary of Ancestry.com LLC, which is controlled by Permira funds and co-investors (the “Sponsors”). On December 28, 2012, pursuant to the Merger Agreement, the Parent through its wholly-owned subsidiaries completed its acquisition of the Predecessor for approximately $1.5 billion. The Merger and all activity related to the Merger is referred to collectively as the “Transaction”. Other than the change of control, our primary business activities remain unchanged after the Transaction.

As a result of the Transaction, our financial results are presented for Successor and Predecessor periods, which relate to periods succeeding and preceding the Transaction, respectively. The following discussion and analysis is based on and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key operating metrics to evaluate our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate forward-looking projections. Total subscribers across all websites, including Ancestry.com branded websites, Archives.com, Fold3.com and Newspapers.com, were approximately 2.7 million as of December 31, 2013. The following key operating metrics reflect data with respect to our Ancestry.com websites and exclude our other subscription-based websites, such as Archives.com and Fold3.com.

•	Total Subscribers. A subscriber is an individual who pays for renewable access or redeems a gift subscription to one of our Ancestry.com branded websites. Total subscribers is defined as the number of subscribers at the end of the period.

•	Net Subscriber Additions. Net subscriber additions is the total number of new customers who purchase a subscription or redeem a gift subscription to our Ancestry.com branded websites less the total number of subscribers who choose not to renew a completed subscription in the period.

Our key business metrics are presented for the years ended December 31, 2013, 2012 and 2011 as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Total subscribers	2,140	2,016	1,703
Net subscriber additions	124	313	308

The following table presents the percentage of total subscribers by subscription duration as of December 31, 2013, 2012 and 2011:

	2013	2012	2011
Annual	42.0%	47.4%	59.1%
Semi-annual	22.9	24.1	4.9
Quarterly	2.7	3.8	6.7
Monthly	32.4	24.7	29.3

Total	100.0%	100.0%	100.0%

Components of Consolidated Statements of Operations

Revenues

Subscription revenues. We derive subscription revenues primarily from providing access to our Ancestry.com branded websites, and we recognize the subscription revenues, net of estimated cancellations, ratably over the subscription period. We offer registered users of Ancestry.com branded websites a 14-day free trial, after which, unless they cancel, we charge the full period subscription amount. No revenue is recognized or allocated to the 14-day free trial period. Amounts received from subscribers for which the performance obligations have not been fulfilled are recorded in deferred revenue. We have established a revenue reserve based on historical subscription cancellations. Actual customer subscription cancellations are charged against the allowance or deferred revenues to the extent that revenue has not yet been recognized.

Subscription revenues from our Ancestry.com branded websites accounted for approximately 93% of the total subscription revenues for the year-ended December 31, 2013. Total subscription revenues also include subscriptions to our other websites, such as Archives.com and Fold3.com. We attribute subscription revenues by country based on the billing address of the subscriber, regardless of the website to which the person subscribes. The following table presents subscription revenue by geographic region (in thousands):

	Successor		Predecessor
	Year ended	Period from	Period from	Year ended
	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	December 31, 2011
United States	$380,008	$2,407	$340,448	$282,885
United Kingdom	56,810	381	53,893	47,539
All other countries	62,739	406	57,403	46,940

Total subscription revenues	$499,557	$3,194	$451,744	$377,364

Product and other revenues. Product and other revenues include sales of our AncestryDNA services, Family Tree Maker desktop software, ProGenealogists’ genealogical research services, physical delivery of copies of historical vital records (birth, marriage and death certificates) and other products and services. Revenues related to these products or services are recognized upon shipment of the product or completion of the services, as applicable.

Expenses

Personnel-related costs for each category of cost of revenues and operating expenses include salaries, stock-based compensation, bonuses, employee benefit costs and employer payroll taxes.

Cost of Revenues

Cost of subscription revenues. Cost of subscription revenues consists of amortization of content databases, including the fair value of content databases acquired as part of the Transaction, personnel-related costs of web support and subscriber services employees, web server operating costs, credit card processing fees, outside service costs for subscriber services, royalty costs on certain content licensed from others and iOS transaction fees. Web server operating costs include depreciation and software licensing on web servers and related equipment and web hosting costs.

Cost of product and other revenues. Cost of product and other revenue consists of AncestryDNA service costs, direct costs of products sold, shipping costs, personnel-related costs including ProGenealogists’ genealogical research services and credit card processing fees.

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

Marketing and advertising. Marketing and advertising expenses consist primarily of external marketing expenses, such as television and radio advertising, search and display advertising, and personnel-related costs. Marketing and advertising costs are principally incurred in the United States, the United Kingdom, Australia and Canada.

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

Transaction-related expenses. Transaction-related expenses consist of one-time costs associated with the Transaction. Transaction-related expenses consist primarily of investment banking, legal, accounting, consulting and other expenses related to the Transaction. Transaction-related expenses for the Successor period also includes stock-based compensation expense due to the acceleration of vesting for outstanding Predecessor stock-based awards upon closing of the Transaction.

Interest Expense, Net, Other Income (Expense), Net and Income Tax Benefit (Expense)

Interest expense, net. Interest expense, net includes interest expense associated with our debt, amortization of deferred financing costs and original issue discount associated with the issuance of our debt, including accelerated amortization of costs as a result of the debt repricings, and interest income earned on cash and cash equivalents. Our interest expense varies based on the level of debt outstanding and changes in interest rates.

Other income (expense), net. Other income (expense), net primarily includes foreign currency transaction and remeasurement gains and losses, which vary based on changes in foreign currency exchange rates.

Income tax benefit (expense). Income tax benefit (expense) consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

Critical Accounting Estimates

Our Consolidated Financial Statements are prepared in conformity with GAAP. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. These estimates and assumptions are often based on historical experience, judgments and other factors that we believe to be reasonable under the circumstances at the time made, but all such estimates and assumptions are inherently uncertain and unpredictable. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis.

We consider the estimates and assumptions associated with the testing of goodwill for impairment, recoverability of long-lived assets, income taxes, stock-based compensation expense and valuation of acquired intangible assets and goodwill to be our critical accounting estimates. For further information on our significant accounting policies, see Note 1 of the accompanying Notes to our Consolidated Financial Statements. There have been no changes to our significant accounting policies since December 31, 2013, except as discussed below in “Recent Accounting Pronouncements.”

Goodwill Impairment

We review goodwill for impairment at least annually or more frequently if indicators of impairment exist. We perform our annual goodwill impairment test in the fourth quarter. Impairment loss, if any, is recorded when the fair value of goodwill is less than its carrying value. Our goodwill impairment test may require the use of qualitative judgments and fair-value techniques, which are inherently subjective. No impairment losses related to the impairment of goodwill were recognized for the year ended December 31, 2013, the periods from December 29, 2012 to December 31, 2012 and from January 1, 2012 to December 28, 2012 and for the year ended December 31, 2011.

Recoverability of Long-Lived Assets

We review content databases, property and equipment and intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows that the asset or asset group is expected to generate. If assets are determined to be impaired, the impairment loss to be recognized equals the amount of the carrying value of the asset or group of assets exceeds its fair value. Impairment losses recognized for the year ended December 31, 2013, the period from December 29, 2012 to December 31, 2012, the period from January 1, 2012 to December 28, 2012 and for the year ended December 31, 2011 were immaterial.

Income Taxes

We are subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We evaluate each tax position for recognition in accordance with GAAP by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit. This includes consideration of any resolutions of related appeals or litigation processes. The tax benefit is then measured as the largest amount that is more likely than not of being realized upon settlement.

Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or changes in tax laws. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties.

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, our forecast of future market growth, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we use to manage the underlying businesses. We believe it is more likely than not that the deferred tax assets recorded on our balance sheet, net of our existing valuation allowance, will ultimately be realized. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination.

Stock-Based Compensation Expense

Our stock-based compensation plan allows (and our Predecessor’s stock-based compensation plan allowed) for the issuance of stock-based awards, including stock options and restricted stock units (“RSUs”) to employees, officers and directors. As of December 31, 2013, outstanding stock-based awards are in an indirect parent entity of the Successor. Each award represents a contingent right to receive an equivalent investor interest upon exercise of the option or vesting of an RSU. The Predecessor’s awards represented a contingent right to one share of the Predecessor’s common stock.

Stock-based compensation expense is recorded by amortizing the fair value of each stock-based award expected to vest over the requisite service or performance period. The fair value of each stock option award is calculated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires various assumptions, including fair value of the underlying investor’s interest or stock, volatility, expected option life, risk-free interest rate and expected dividends. The fair value of RSUs is based on the value of the investor’s interest or the closing price of the Predecessor’s common stock on the date of grant. In addition, assumptions are made regarding the rate of forfeiture of stock-based awards prior to vesting. We estimate forfeiture rates based on historical forfeitures of stock options and RSUs. To the extent the actual forfeiture rate is different from the estimate, stock-based compensation expense is adjusted accordingly. If any of the assumptions used in estimating the fair value of awards change significantly or the actual forfeiture rate is different than the estimate, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Because our indirect parent entity is privately held and there is no public market for its equity, the fair value of an investor interest is determined by our Operating Committee which considered numerous objective and subjective factors to determine the fair value of our investor interests at each meeting at which awards were approved. The factors included, but were not limited to: (i) estimates of fair value completed by third-party valuation firms; (ii) our actual operating and financial results; (iii) current business conditions and projections; (iv) and the lack of marketability.

Investor interests of the Successor or shares of the Predecessor for RSUs are issued on their respective vesting dates, generally, net of the minimum statutory tax withholding requirements. As a result, the actual number of investor interests or shares issued will generally be fewer than the actual number of RSUs outstanding.

Fair Value of Acquired Intangible Assets and Goodwill

We allocate the fair value of purchase consideration from acquisitions to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to acquired intangible assets. Significant estimates in valuing certain intangible assets include but are not limited to future expected cash flows, replacement cost of technology assets and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Results of Operations

The following table sets forth our Consolidated Statements of Operations for the Successor year ended December 31, 2013 and for the Successor period from December 29, 2012 to December 31, 2012, and for the Predecessor period from January 1, 2012 to December 28, 2012 and for the Predecessor year ended December 31, 2011. The information in the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been derived from our audited Consolidated Financial Statements. You should read this table in conjunction with our Consolidated Financial Statements and the related Notes in this Annual Report.

	Successor		Predecessor
	Year ended	Period from	Period from	Year ended
	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	December 31, 2011
	(in thousands)
Revenues:
Subscription revenues	$499,557	$3,194	$451,744	$377,364
Product and other revenues	40,834	264	31,883	22,297

Total revenues	540,391	3,458	483,627	399,661
Costs of revenues:
Cost of subscription revenues	91,118	664	66,741	58,292
Cost of product and other revenues	24,324	159	19,162	8,216

Total cost of revenues	115,442	823	85,903	66,508

Gross profit	424,949	2,635	397,724	333,153
Operating expenses:
Technology and development	85,723	642	77,512	58,245
Marketing and advertising	145,103	1,145	138,073	122,997
General and administrative	55,691	381	45,995	39,734
Amortization of acquired intangible assets	185,193	1,472	16,551	16,711
Transaction-related expenses	—	102,264	7,104	—

Total operating expenses	471,710	105,904	285,235	237,687

Income (loss) from operations	(46,761)	(103,269)	112,489	95,466
Interest expense, net	(97,837)	(730)	(1,065)	(589)
Other income (expense), net	(655)	—	742	(637)

Income (loss) before income taxes	(145,253)	(103,999)	112,166	94,240
Income tax benefit (expense)	65,553	31,324	(41,377)	(31,345)

Net income (loss)	$(79,700)	$(72,675)	$70,789	$62,895

The following table sets forth, for the periods presented, our Consolidated Statements of Operations as a percentage of total revenues. You should read this table in conjunction with the Consolidated Financial Statements and the related Notes in this Annual Report.

	Successor		Predecessor
	Year ended	Period from	Period from	Year ended
	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	December 31, 2011
Revenues:
Subscription revenues	92.4%	92.4%	93.4%	94.4%
Product and other revenues	7.6	7.6	6.6	5.6

Total revenues	100.0	100.0	100.0	100.0
Costs of revenues:
Cost of subscription revenues	16.9	19.2	13.8	14.6
Cost of product and other revenues	4.5	4.6	4.0	2.0

Total cost of revenues	21.4	23.8	17.8	16.6

Gross profit	78.6	76.2	82.2	83.4
Operating expenses:
Technology and development	15.9	18.6	16.0	14.6
Marketing and advertising	26.9	33.1	28.5	30.8
General and administrative	10.2	11.0	9.5	9.9
Amortization of acquired intangible assets	34.3	42.6	3.4	4.2
Transaction-related expenses	—	2,957.3	1.5	—

Total operating expenses	87.3	3,062.6	58.9	59.5

Income (loss) from operations	(8.7)	(2,986.4)	23.3	23.9
Interest expense, net	(18.1)	(21.1)	(0.2)	(0.1)
Other income (expense), net	(0.1)	—	0.1	(0.2)

Income (loss) before income taxes	(26.9)	(3,007.5)	23.2	23.6
Income tax benefit (expense)	12.2	905.8	(8.6)	(7.9)

Net income (loss)	(14.7)%	(2,101.7)%	14.6%	15.7%

Discussion of results of operations

Due to the Transaction, our Consolidated Statements of Operations are presented for the Successor year ended December 31, 2013, for the Successor period from December 29, 2012 to December 31, 2012, for the Predecessor period from January 1, 2012 to December 28, 2012 (the “2012 Predecessor Period”) and for the Predecessor year ended December 31, 2011. Discussion of the activity for the Successor period from December 29, 2012 to December 31, 2012 is provided below. The remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides a discussion of our results of operations for the Successor year ended December 31, 2013 compared to the 2012 Predecessor period and the 2012 Predecessor period compared to the Predecessor year ended December 31, 2011. Tabular data for the Successor year ended December 31, 2013, for the Successor period from December 29, 2012 to December 31, 2012, for the Predecessor period from January 1, 2012 to December 28, 2012 and for the Predecessor year ended December 31, 2011 are provided throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as a reference.

Successor period from December 29, 2012 to December 31, 2012

Revenues, cost of revenues and operating expenses, excluding Transaction-related expenses, for the period from December 29, 2012 to December 31, 2012 represent our normal recurring operating results for the three-day period. During this period, we also incurred $102.3 million of Transaction-related expenses. Transaction-related expenses consist primarily of investment banking, legal, accounting, consulting and other merger and acquisition costs. Transaction-related expenses for the Successor period also include $53.1 million of stock-based compensation expense due primarily to the acceleration of vesting for outstanding Predecessor stock-based awards upon the closing of the Transaction. An income tax benefit of $31.3 million was also recognized in the Successor period primarily related to the income tax deduction of Transaction-related expenses.

2013 compared to 2012 Predecessor period and 2012 Predecessor period compared to 2011

Revenues

	Successor		Predecessor		% Change
					2013	2012
	Year ended	Period from	Period from	Year ended	from 2012	Predecessor
	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	December 31, 2011	Predecessor Period	Period from 2011
			(in thousands)
Revenues:
Subscription revenues	$499,557	$3,194	$451,744	$377,364	10.6%	19.7%
Product and other revenues	40,834	264	31,883	22,297	28.1	43.0

Total revenues	$540,391	$3,458	$483,627	$399,661	11.7%	21.0%

Subscription revenues

2013 compared to 2012 Predecessor period. Our subscription revenues increased $47.8 million in 2013 compared to the 2012 Predecessor period. Subscription revenues for 2013 would have increased by $68.9 million except for the non-cash adjustment to write down deferred revenue to fair value as a result of the application of purchase accounting for the Transaction. The increase was primarily the result of an increase in the number of total subscribers during 2013. In addition, subscription revenues for Archives.com, which we acquired in August 2012, increased by $20.6 million primarily due to our owning Archives.com for the entire year in 2013. During 2013, foreign currency exchange rates had an insignificant effect on subscription revenues compared to the rates in 2012 Predecessor period.

2012 Predecessor period compared to 2011. Our subscription revenues increased $74.4 million in the 2012 Predecessor period compared to 2011. This increase was primarily the result of an increase in the number of total subscribers, as well as an increase in the average price for monthly duration subscriptions for new subscribers. Net subscriber additions increased primarily due to continued marketing efforts, including marketing connected with the third season of “Who Do You Think You Are?,” which aired in the first half of 2012. In addition, subscription revenues for Archives.com, which we acquired in August 2012, were $7.6 million. During the 2012 Predecessor period, foreign currency exchange rates had an insignificant effect on subscription revenues compared to the rates in 2011.

Product and other revenues

2013 compared to 2012 Predecessor period. Our product and other revenues increased $9.0 million in 2013 compared to the 2012 Predecessor period. The increase was primarily due to growth in our AncestryDNA service revenue since the launch of this product in May 2012.

2012 Predecessor period compared to 2011. Our product and other revenues increased $9.6 million in the 2012 Predecessor period compared to 2011. This increase was primarily due to a $7.1 million increase in AncestryDNA service revenue driven by the launch of our new product in May 2012 and a $2.2 million increase in ProGenealogists genealogical research services revenue.

Cost of Revenues and Gross Profit

	Successor		Predecessor		% Change
					2013	2012
	Year ended	Period from	Period from	Year ended	from 2012	Predecessor
	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	December 31, 2011	Predecessor Period	Period from 2011
			(in thousands)
Cost of revenues:
Cost of subscription revenues	$91,118	$664	$66,741	$58,292	36.5%	14.5%
Cost of product and other revenues	24,324	159	19,162	8,216	26.9	133.2

Total cost of revenues	115,442	823	85,903	66,508	34.4	29.2

Gross profit	$424,949	$2,635	$397,724	$333,153	6.8%	19.4%

Gross profit percentage	78.6%	76.2%	82.2%	83.4%

Cost of subscription revenues

2013 compared to 2012 Predecessor period. Our cost of subscription revenues increased $24.4 million in 2013 compared to the 2012 Predecessor period. The increase was primarily due to a $15.3 million increase in content database amortization due to the recognition of content at fair value as a part of purchase accounting for the Transaction. Personnel-related expenses also increased $3.9 million resulting from an increase in the average number of web hosting and subscriber services personnel during 2013 compared to the 2012 Predecessor period. Additionally, depreciation expense increased $1.4 million as a result of adding additional web server equipment during 2013. Cost of subscription revenues also increased as a result of increases in the volume of iOS transaction fees, outside services costs and other items in 2013 compared to the 2012 Predecessor period.

2012 Predecessor period compared to 2011. Our cost of subscription revenues increased $8.4 million in the 2012 Predecessor period compared to 2011. This increase was primarily due to a $2.8 million increase in outside services costs for subscriber services, a $2.3 million increase in content database amortization due to our continued increased investment in content databases, a $1.5 million increase in web server operating costs partly attributable to greater user traffic volumes and a $1.1 million increased in personnel-related expenses.

Cost of product and other revenues

2013 compared to 2012 Predecessor period. Our cost of product and other revenues increased $5.2 million in 2013 compared to the 2012 Predecessor period. This was primarily due to an increase in the sales volume associated with the growth of our AncestryDNA service since the launch of this product in May 2012, partially offset by a reduction in per unit processing costs.

2012 Predecessor period compared to 2011. Our cost of product revenues increased $10.9 million for the 2012 Predecessor period compared to 2011. This increase was primarily due to a $9.6 million increase in costs associated with our AncestryDNA service.

Operating Expenses

	Successor		Predecessor		% Change
					2013	2012
	Year ended	Period from	Period from	Year ended	from 2012	Predecessor
	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	December 31, 2011	Predecessor Period	Period from 2011
			(in thousands)
Operating expenses:
Technology and development	$85,723	$642	$77,512	$58,245	10.6%	33.1%
Marketing and advertising	145,103	1,145	138,073	122,997	5.1	12.3
General and administrative	55,691	381	45,995	39,734	21.1	15.8
Amortization of acquired intangible assets	185,193	1,472	16,551	16,711	1,018.9	(1.0)
Transaction-related expenses	—	102,264	7,104	—	N/M	N/M

Total operating expenses	$471,710	105,904	285,235	237,687	65.4%	20.0%

Technology and development

2013 compared to 2012 Predecessor period. Our technology and development expenses increased $8.2 million in 2013 compared to the 2012 Predecessor period. The increase is primarily due to a $7.5 million increase in personnel-related expenses as a result of an increase in the average number of technology and development personnel during 2013 compared to the 2012 Predecessor period.

2012 Predecessor period compared to 2011. Our technology and development expenses increased $19.3 million in the 2012 Predecessor period compared to 2011. This increase was primarily the result of a $17.5 million increase in personnel-related expenses as a result of an increase in the average number of technology and development personnel for the period from January 1, 2012 to December 28, 2012.

Marketing and advertising

2013 compared to 2012 Predecessor period. Our marketing and advertising expenses increased $7.0 million in 2013 compared to the 2012 Predecessor period. This increase is due to a $3.6 million increase in external marketing and advertising costs, and a $2.6 million increase in personnel related costs. External marketing costs increased primarily due to additional marketing costs for Archives.com, which was acquired in August 2012, offset in part by decreased marketing for the remainder of the business. Personnel related costs increased due to an increase in the average number of marketing and advertising personnel during 2013 compared to the 2012 Predecessor period.

2012 Predecessor period compared to 2011. Our marketing and advertising expenses increased $15.1 million in the 2012 Predecessor period compared to 2011. This increase was primarily due to an $11.1 million increase in external marketing expenses, including television advertising, sponsorship expenses and search and display costs. These increases primarily resulted from increases in advertising volume, media rates, and increased advertising and product integration costs incurred in connection with the third season of

“Who Do You Think You Are?,” which aired 12 original episodes compared to eight original episodes in 2011. Personnel-related costs increased $3.8 million due to an increase in the average number of marketing and advertising personnel for the 2012 Predecessor period. Of these increases, a total of $4.1 million was attributable to marketing and advertising costs for Archives.com, which was acquired in August 2012.

General and administrative

2013 compared to 2012 Predecessor period. Our general and administrative expenses increased $9.7 million in 2013 compared to the 2012 Predecessor period. This increase was primarily due to $5.6 million of professional services related to litigation, reorganizing our corporate structure, registering the Notes with the SEC and costs associated with the dividend declared in September 2013 by our Parent and costs related to the settlement of litigation. Additionally, personnel expenses increased $4.8 million due to an increase in the average number of general and administrative personnel primarily as a result of a change in the job responsibility of certain individuals such that they now support the entire company.

2012 Predecessor period compared to 2011. Our general and administrative expenses increased $6.3 million in the 2012 Predecessor period compared to 2011. This increase was primarily due to a $4.0 million increase in personnel-related costs, a $2.5 million increase in outside services costs primarily related to acquisitions and a $1.9 million increase in occupancy related expense, primarily related to our new San Francisco office. Personnel-related costs increased as a result of an increase in the average number of general and administrative personnel during 2012 and increased stock-based compensation expense. These increases were partially offset by a $2.6 million reduction in other administrative expenses.

Amortization of acquired intangible assets

2013 compared to 2012 Predecessor period. Our amortization of acquired intangible assets increased $168.6 million in 2013 compared to the 2012 Predecessor period. This increase was primarily due to the amortization of acquired intangible assets that were recorded at fair value as a part of purchase accounting for the Transaction.

2012 Predecessor period compared to 2011. The amortization for acquired intangible assets remained consistent for the 2012 Predecessor period compared to 2011. Amortization of intangible assets acquired as part of business acquisitions during the 2012 Predecessor period were offset by a decrease in amortization expense from certain acquired intangible assets that became fully amortized.

Interest and Other Expense, Net and Income Tax Benefit (Expense)

	Successor		Predecessor		% Change
					2013	2012
	Year ended	Period from	Period from	Year ended	from 2012	Predecessor
	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	December 31, 2011	Predecessor Period	Period from 2011
			(in thousands)
Interest expense, net	$(97,837)	$(730)	$(1,065)	$(589)	9,086.6%	80.8%
Other income (expense), net	(655)	—	742	(637)	(188.3)	(216.5)
Income tax benefit (expense)	65,553	31,324	(41,377)	(31,345)	(258.4)	32.0
Effective tax rate	45.1%	30.1%	36.9%	33.3%

Interest expense, net

2013 compared to 2012 Predecessor period. Interest expense, net increased $96.8 million in 2013 compared to the 2012 Predecessor period. In conjunction with the Transaction, we entered into $970.0 million in total debt. For the 2012 Predecessor period, we had minimal debt outstanding. In 2013, interest expense, net also includes $17.2 million of interest expense related to the acceleration of amortization expenses of the original issue discount and deferred financing costs incurred as a result of the repricings of our term loans.

2012 Predecessor period compared to 2011. Interest and other expense, net increased $0.5 million primarily due to an increase in debt for the 2012 Predecessor period compared to 2011.

Other income (expense), net

2013 compared to 2012 Predecessor period. Other income (expense), net increased $1.4 million in 2013 compared to the 2012 Predecessor period primarily due to changes in foreign currency exchange rates.

2012 Predecessor period compared to 2011. Other income (expense), net decreased $1.4 million in for the 2012 Predecessor period compared to 211 primarily due to changes in foreign currency exchange rates.

Income tax benefit (expense)

2013 compared to 2012 Predecessor period. In 2013, we recorded an income tax benefit of $65.6 million, resulting in an effective income tax rate of 45.1%, compared with income tax expense of $41.4 million for the 2012 Predecessor period, resulting in an effective income tax rate of 36.9%. The increase of 8.2 percentage points in the effective income tax rate resulted primarily from the impact of the foreign tax rate benefit during 2013, which increased the effective income tax rate due to our loss before income taxes, compared to no impact during the 2012 Predecessor period. Additionally, we recognized 2012 federal research and development tax credits during 2013. This credit, which also increased the effective income tax rate, was recorded during 2013 as a result of the American Taxpayer Relief Act of 2012, enacted on January 2, 2013.

2012 Predecessor period compared to 2011. Our effective income tax rate increased by 3.6 percentage points for the 2012 Predecessor period compared to 2011. The effective income tax rate increased primarily due to the recognition of federal research and development tax credits in 2011 but none in the 2012 Predecessor period. The federal research and development tax credit expired on December 31, 2011, in accordance with the provisions of the Tax Relief Act of 2010. This increase was offset in part due to increased earnings in jurisdictions with lower effective tax rates for the 2012 Predecessor period compared to 2011.

Unaudited Quarterly Results of Operations

The following table presents our unaudited quarterly consolidated results of operations for the four Successor quarters ended December 31, 2013, the Successor period from December 29, 2012 to December 31, 2012, the Predecessor period from October 1, 2012 to December 28, 2012 and for the three Predecessor quarters ended September 30, 2012. This unaudited quarterly consolidated information has been prepared on the same basis as our audited Consolidated Financial Statements, and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. You should read this table in conjunction with our Consolidated Financial Statements and the related Notes located elsewhere in this Annual Report. The results of operations for any period are not necessarily indicative of the results of operations for any future periods.

	Successor					Predecessor
	Three Months Ended				Period from	Period from	Three Months Ended
	Dec. 31, 2013	Sep. 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Oct. 1, 2012 to Dec. 28, 2012	Sep. 30, 2012	June 30, 2012	Mar. 31, 2012
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Subscription revenue	$133,556	$129,519	$122,708	$113,774	$3,194	$117,179	$118,932	$113,037	$102,596
Product and other revenue	11,430	10,416	9,240	9,748	264	10,479	9,423	6,041	5,940

Total revenue	144,986	139,935	131,948	123,522	3,458	127,658	128,355	119,078	108,536
Costs of revenues:
Cost of subscription revenues	24,400	23,314	21,661	21,743	664	17,268	16,776	16,403	16,294
Cost of product revenue	7,238	5,418	5,937	5,731	159	6,474	6,319	3,584	2,785

Total cost of revenue	31,638	28,732	27,598	27,474	823	23,742	23,095	19,987	19,079

Gross Profit	113,348	111,203	104,350	96,048	2,635	103,916	105,260	99,091	89,457
Operating expenses
Technology and development	21,825	21,963	21,418	20,517	642	22,220	19,887	18,778	16,627
Marketing and advertising	37,231	36,550	34,364	36,958	1,145	32,770	30,810	34,944	39,549
General and administrative	16,182	14,234	13,456	11,819	381	11,390	11,230	12,733	10,642
Amortization of acquired intangible assets	46,161	46,350	46,296	46,386	1,472	6,189	4,577	3,224	2,561
Transaction-related expenses	—	—	—	—	102,264	4,226	2,878	—	—

Total operating expenses	121,399	119,097	115,534	115,680	105,904	76,795	69,382	69,679	69,379

Income (loss) from operations	(8,051)	(7,894)	(11,184)	(19,632)	(103,269)	27,121	35,878	29,412	20,078
Interest expense, net	(27,268)	(19,069)	(29,492)	(22,008)	(730)	(391)	(380)	(128)	(167)
Other income (expense), net	(221)	278	(161)	(551)	—	(19)	482	74	206

Income (loss) before tax	(35,540)	(26,685)	(40,837)	(42,191)	(103,999)	26,711	35,980	29,358	20,117
Income tax benefit (expense)	12,193	13,039	19,557	20,764	31,324	(14,346)	(11,080)	(9,381)	(6,570)

Net income (loss)	$(23,347)	$(13,646)	$(21,280)	$(21,427)	$(72,675)	$12,365	$24,900	$19,977	$13,547

The following table presents our unaudited quarterly consolidated results of operations for the four Successor quarters ended December 31, 2013, the Successor period from December 29, 2012 to December 31, 2012, the Predecessor period from October 1, 2012 to December 28, 2012 and for the three Predecessor quarters ended September 30, 2012 as a percentage of revenues:

	Successor					Predecessor
	Three Months Ended				Period from	Period from	Three Months Ended
					Dec. 29, 2012	Oct. 1, 2012
	Dec. 31, 2013	Sep. 30, 2013	June 30, 2013	Mar. 31, 2013	to Dec. 31, 2012	to Dec. 28, 2012	Sep. 30, 2012	June 30, 2012	Mar. 31, 2012
Consolidated Statements of Operations Data:
Revenues:
Subscription revenue	92.1%	92.6%	93.0%	92.1%	92.4%	91.8%	92.7%	94.9%	94.5%
Product and other revenue	7.9	7.4	7.0	7.9	7.6	8.2	7.3	5.1	5.5

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Costs of revenues:
Cost of subscription revenues	16.8	16.7	16.4	17.6	19.2	13.5	13.1	13.8	15.0
Cost of product revenue	5.0	3.9	4.5	4.6	4.6	5.1	4.9	3.0	2.6

Total cost of revenue	21.8	20.6	20.9	22.2	23.8	18.6	18.0	16.8	17.6

Gross Profit	78.2	79.4	79.1	77.8	76.2	81.4	82.0	83.2	82.4
Operating expenses
Technology and development	15.1	15.7	16.2	16.6	18.6	17.4	15.5	15.8	15.3
Marketing and advertising	25.7	26.1	26.0	29.9	33.1	25.8	24.1	29.3	36.4
General and administrative	11.1	10.2	10.2	9.6	11.0	8.9	8.7	10.7	9.8
Amortization of acquired intangible assets	31.8	33.1	35.1	37.6	42.6	4.8	3.6	2.7	2.4
Transaction- related expenses	—	—	—	—	2,957.3	3.3	2.2	—	—

Total operating expenses	83.7	85.1	87.5	93.7	3,062.6	60.2	54.1	58.5	63.9

Income (loss) from operations	(5.5)	(5.7)	(8.4)	(15.9)	(2,986.4)	21.2	27.9	24.7	18.5
Interest expense, net	(18.8)	(13.6)	(22.4)	(17.8)	(21.1)	(0.3)	(0.3)	(0.1)	(0.2)
Other income (expense), net	(0.2)	0.2	(0.1)	(0.4)	—	—	0.4	0.1	0.2

Income (loss) before tax	(24.5)	(19.1)	(30.9)	(34.1)	(3,007.5)	20.9	28.0	24.7	18.5
Income tax benefit (expense)	8.4	9.3	14.8	16.8	905.8	(11.2)	(8.6)	(7.9)	(6.0)

Net income (loss)	(16.1)%	(9.8)%	(16.1)%	(17.3)%	(2,101.7)%	9.7%	19.4%	16.8%	12.5%

The following table presents a reconciliation of non-GAAP revenues to total revenues, the most comparable GAAP measure, for the four Successor quarters ended December 31, 2013, the Successor period from December 29, 2012 to December 31, 2012, the Predecessor period from October 1, 2012 to December 28, 2012 and for the three Predecessor quarters ended September 30, 2012:

	Successor					Predecessor
	Three Months Ended				Period from	Period from	Three Months Ended
	Dec. 31,	Sept. 30,	June. 30,	Mar. 31,	Dec. 29, 2012	Oct. 1, 2012	Sept. 30,	June 30,	Mar. 31,
	2013	2013	2013	2013	to Dec. 31, 2012	to Dec. 28, 2012	2012	2012	2012
	(in thousands)
Reconciliation of Non-GAAP revenues to total revenues
Total revenues	$144,986	$139,935	$131,948	$123,522	$3,458	$127,658	$128,355	$119,078	$108,536
Non-cash revenue adjustment (1)	953	2,912	5,750	11,500	550	—	—	—	—

Non-GAAP revenues	$145,939	$142,847	$137,698	$135,022	$4,008	$127,658	$128,355	$119,078	$108,536

(1)	Represents non-cash adjustments to revenue or the revenues that would have been recognized, except for the write-down of deferred revenue to fair value as a result of the application of purchase accounting for the Transaction.

The following table presents a reconciliation of adjusted EBITDA and free cash flows to net income (loss), the most comparable GAAP measure and other financial data, for the four Successor quarters ended December 31, 2013, the Successor period from December 29, 2012 to December 31, 2012, the Predecessor period from October 1, 2012 to December 28, 2012 and for the three Predecessor quarters ended September 30, 2012. For additional information, refer to the discussion of adjusted EBITDA and free cash flow in “Selected Consolidated Financial Data.”

	Successor					Predecessor
	Three Months Ended				Period from	Period from	Three Months Ended
					Dec. 29, 2012	Oct. 1, 2012
	Dec. 31, 2013	Sept. 30, 2013	June. 30, 2013	Mar. 31, 2013	to Dec. 31, 2012	to Dec. 28, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
	(in thousands)
Reconciliation of adjusted EBITDA and free cash flow to net income (loss):
Net income (loss):	$(23,347)	$(13,646)	$(21,280)	$(21,427)	$(72,675)	$12,365	$24,900	$19,977	$13,547
Non-cash revenue adjustment (1)	953	2,912	5,750	11,500	550	—	—	—	—
Interest expense, net	27,268	19,069	29,492	22,008	730	391	380	128	167
Other (income) expense, net	221	(278)	161	551	—	19	(482)	(74)	(206)
Income tax expense (benefit)	(12,193)	(13,039)	(19,557)	(20,764)	(31,324)	14,346	11,080	9,381	6,570
Depreciation	4,675	4,428	4,055	3,773	—	3,792	3,754	3,606	3,547
Amortization	53,141	53,078	52,862	52,893	1,688	9,403	7,554	5,811	5,111
Stock-based compensation expense	2,849	2,289	2,740	446	—	4,335	4,083	4,056	2,947
Transaction-related expenses (2)	—	—	—	—	102,264	4,226	2,878	—	—

Adjusted EBITDA	$53,567	$54,813	$54,223	$48,980	$1,233	$48,877	$54,147	$42,885	$31,683

Capitalization of content databases	(7,507)	(6,060)	(3,919)	(4,753)	—	(4,572)	(6,288)	(7,538)	(5,140)
Purchases of property and equipment	(9,466)	(4,058)	(9,667)	(3,523)	—	(3,333)	(7,326)	(5,024)	(5,093)
Cash paid for interest	(24,666)	(8,340)	(25,524)	(11,781)	—	(831)	(337)	(83)	(117)
Cash received (paid) for income taxes	3,682	18,188	(3,037)	21,768	—	(95)	(6,537)	(13,904)	(6,620)

Free cash flow	$15,610	$54,543	$12,076	$50,691	$1,233	$40,046	$33,659	$16,336	$14,713

Stock-based compensation expense included in:
Cost of subscription revenues	$71	$65	$54	$—	$—	$261	$235	$248	$152
Technology and development	1,441	1,147	1,277	214	—	2,342	2,008	2,054	1,354
Marketing and advertising	357	277	372	—	—	419	498	546	450
General and administrative	980	800	1,037	232	—	1,313	1,342	1,208	991
Transaction-related expenses	—	—	—	—	53,118	—	—	—	—

Total stock-based compensation expense	$2,849	$2,289	$2,740	$446	$53,118	$4,335	$4,083	$4,056	$2,947

(1)	Represents non-cash adjustments to revenue or the revenues that would have been recognized, except for the write-down of deferred revenue to fair value as a result of the application of purchase accounting for the Transaction.
(2)	Transaction-related expenses for the period from December 29, 2012 to December 31, 2012 include $53.1 million of stock-based compensation expense due to the acceleration of vesting for outstanding Predecessor stock-based awards upon closing of the Transaction.

The following table presents our key business metrics for the eight quarters ended December 31, 2013 (in thousands):

	Three Months ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2013	2013	2013	2013	2012	2012	2012	2012
Key Business Metrics:
Total subscribers	2,140	2,175	2,112	2,096	2,016	2,020	2,005	1,870
Net subscriber additions	(35)	64	16	80	(4)	15	135	167

Liquidity and Capital Resources

Credit Facility

On December 28, 2012, in connection with the Transaction, the Issuer entered into a $720.0 million credit facility (the “Credit Facility”), consisting of a $670.0 million senior term loan (the “Term Loan”) maturing in December 2018 and a $50.0 million revolving facility (the “Revolving Facility”) expiring in December 2017. On May 15, 2013, the Issuer completed a repricing of the Credit Facility (“First Amended Credit Facility”) primarily to achieve more favorable interest rates on the Term Loan. As part of the repricing, the Term Loan was separated into the Term B-1 Loan, which has the same maturity as the original Term Loan of December 2018, and the Term B-2 Loan, which matures in May 2018.

On December 30, 2013, the Issuer completed a repricing of the First Amended Credit Facility (the “Second Amended Credit Facility”), which included a reallocation of the term loans resulting in a $457.1 million amended Term B-1 Loan (the “Amended Term B-1 Loan”) and a $165.0 million amended Term B-2 Loan (the “Amended Term B-2 Loan”). The maturity dates of the loans did not change as a result of the repricing. The Issuer continues to have a $50.0 million Revolving Facility expiring in December 2017. As of December 31, 2013, no funds had been drawn against the Revolving Facility. Borrowings under the Revolving Facility may be used for the purpose of general working capital, capital expenditures and other capital needs. The Second Amended Credit Facility allows the Issuer to borrow up to $150.0 million plus additional amounts provided the pro forma total net secured leverage ratio does not exceed 4.00 to 1.00 and subject to market availability.

Amounts borrowed under the Amended Term B-1 Loan are required to be paid in equal quarterly installments totaling 1% of the amended principal amount of the Amended Term B-1 Loan annually, with the balance payable upon maturity. Amounts borrowed under the Amended Term B-2 Loan are payable in equal quarterly installments of $8.25 million, with the balance payable upon maturity. Additionally, subject to certain conditions, mandatory prepayments are required to be made annually beginning in 2015 upon delivery of the 2014 audited financial statements. Mandatory prepayments are required up to 50% of excess cash flow, based on our net secured leverage ratio and net cash proceeds of certain other transactions. The credit agreement governing the Second Amended Credit Facility generally permits restricted payments, including dividends, out of “available amounts” (as defined in the agreement for the Second Amended Credit Facility). The available amount formulation includes a starter amount of $25.0 million and will include available amounts beginning with respect to the year ended December 31, 2014. However, available amounts are adjusted annually upon the delivery of our audited financial statements for the year ended December 31, 2014. Available amounts are adjusted based on the calculation of 50% of our annual retained excess cash flow. Separately, the credit agreement has a general basket for restricted payments of $40.0 million.

The Amended Term B-1 Loan, Amended Term B-2 Loan and Revolving Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable margin plus, at our option, either: (a) a base rate determined by reference to the highest of (i) the Barclays Bank PLC prime rate at such time, (ii) 0.50% in excess of the overnight federal funds rate at such time and (iii) the LIBOR rate that is in effect for a LIBOR loan with an interest period of one month plus 1.00%, provided that the base rate for the Amended Term B-1 Loan and Amended Term B-2 Loan is not less than 2.00%; or (b) a LIBOR rate, provided that the LIBOR rate for the Amended Term B-1 Loan and the Amended Term B-2 Loan is not less than 1.00%. The applicable margin shall mean either: (a) in the case of a base rate Amended Term B-1 Loan, 2.50%, and in the case of a base rate Amended Term B-2 Loan, 2.00%, or (b) in the case of a LIBOR Amended Term B-1 Loan, 3.50%, and in the case of a LIBOR Amended Term B-2 Loan, 3.00%. As of December 31, 2013, the interest rates on the Amended Term B-1 Loan and Amended Term B-2 Loan were equal to a LIBOR floor of 1.00% plus applicable margins of 3.50% and 3.00%, respectively. The applicable margin for the Revolving Facility is subject to step-ups and step-downs based on our leverage ratio. The Issuer is also required to pay a commitment fee of 0.50% per annum on the unutilized commitments under the Revolving Facility, which fee decreases to 0.375% if the total net secured leverage ratio is less than or equal to 2.75 to 1.00.

The Issuer’s obligations under the Second Amended Credit Facility are guaranteed by Parent and all existing and future, wholly owned material restricted subsidiaries of Parent, except (i) any subsidiaries constituting controlled foreign corporations (“CFCs”) or any direct subsidiaries thereof, (ii) any wholly owned domestic restricted subsidiaries substantially all of the assets of which constitute the equity of CFCs, (iii) any wholly owned foreign subsidiaries to the extent a guaranty by such subsidiary is not permitted or materially restricted under the law of the jurisdiction of such foreign subsidiary and (iv) wholly owned subsidiaries that contributed less than 5.0% of Consolidated EBITDA (as defined in the Second Amended Credit Facility) (10.0% of revenues in respect of any foreign subsidiary of Parent) and, in the case of domestic subsidiaries, less than 5.0% of total assets, provided that if at any time the aggregate amount of Consolidated EBITDA or total assets attributable to such domestic subsidiaries exceeds 7.5% of Consolidated EBITDA or total assets or the aggregate amount of revenue attributable to such foreign subsidiaries exceeds 10% of revenues, Parent must designate sufficient subsidiaries as guarantors to eliminate such excess. All obligations under the Second Amended Credit Facility and the related guarantees are secured by a perfected first priority lien or security interest in substantially all of the Issuer’s and the guarantors’ tangible and intangible assets.

The Second Amended Credit Facility contains customary affirmative and negative covenants, including limitations on indebtedness; limitations on liens; limitations on certain fundamental changes (including, without limitation, mergers, consolidations, liquidations and dissolutions); limitations on dispositions; limitations on dividends, other payments in respect of capital stock and other restricted payments; limitations on investments, loans, advances and acquisitions; limitations on guarantees and other contingent obligations; limitations on payments, repayments and modifications of subordinated indebtedness and certain other indebtedness; limitations on transactions with affiliates; limitations on sale and leaseback transactions; limitations on changes in fiscal periods; limitations on agreements restricting liens and/or dividends; and limitations on changes in lines of business. In addition, the Second Amended Credit Facility contains a maximum total net secured leverage ratio, which will be tested quarterly if outstanding loans and letters of credit under the Revolving Credit Facility exceed $15.0 million or upon the drawdown of loans and/or issuance letters of credit if such drawdown and/or issuance exceeds $15.0 million after giving effect thereto. Events of default under the Second Amended Credit Facility include, among others, nonpayment of principal when due; nonpayment of interest, fees or other amounts; cross-defaults; covenant defaults; material inaccuracy of representations and warranties; bankruptcy events with respect to us, or any of our material restricted subsidiaries; material unsatisfied or unstayed judgments; certain ERISA events; a change of control; or actual or asserted invalidity of any material guarantee or security document.

The Second Amended Credit Facility also requires the Issuer to maintain an interest rate protection agreement for a period of not less than three years from the closing date such that not less than 50% of the outstanding debt of the Issuer and its restricted subsidiaries at the closing date is (i) subject to an interest rate protection agreement or (ii) fixed-rate borrowings. Accordingly, the Issuer has interest rate cap agreements with a $190.0 million total notional amount that cap the three-month LIBOR rate at 1.50% expiring March 31, 2016. This agreement, in conjunction with the fixed interest rate borrowings discussed below, met the stipulations prescribed by the Second Amended Credit Facility agreement. See Note 7 in the Consolidated Financial Statements as of December 31, 2013 for further description of the terms of our Second Amended Credit Facility and details of the repricing. The Issuer, at its discretion, has also entered into an interest rate cap agreement with a $200.0 million total notional amount effective on March 31, 2016 that caps the three-month LIBOR rate at 2.00% expiring December 30, 2016.

Senior Notes

In December 2012, in connection with the Transaction, the Issuer issued $300.0 million of fixed-rate 11.0% notes (the “Original Notes”) due in December 2020. In August 2013, the Issuer completed its offer to exchange the Original Notes for $300.0 million in new fixed-rate 11.0% notes (the “Notes”) due 2020. The Notes are substantially identical to the Original Notes except that they have been registered under the Securities Act of 1933, as amended, are not subject to transfer restrictions, are not entitled to registration rights and do not provide for the payment of additional interest under circumstances relating to the timing of the exchange offer.

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

The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Ancestry.com LLC and each of its direct and indirect restricted subsidiaries that guarantee indebtedness under the Second Amended Credit Facility. Not all of Ancestry.com LLC’s subsidiaries guarantee the Notes, and restricted subsidiaries guarantee the notes only to the extent provided for in the indenture. In the event of a bankruptcy, liquidation or reorganization of any of the non-guarantor subsidiaries, the non-guarantor subsidiaries will pay the holders of their debt and their trade creditors before they will be able to distribute any of their assets to the Issuer.

The Notes contain customary covenants, including limitations on indebtedness; limitations on liens; limitations on certain fundamental changes (including, without limitation, mergers, consolidations, liquidations and dissolutions); limitations on dispositions; limitations on dividends, other payments in respect of capital stock and other restricted payments; limitations on investments, loans, advances and acquisitions; limitations on guarantees and other contingent obligations; limitations on payments, repayments and modifications of subordinated indebtedness and certain other indebtedness; limitations on transactions with affiliates; limitations on sale and leaseback transactions; and limitations on agreements restricting liens and/or dividends. Events of default under the Notes include, among others, nonpayment of interest, principal, fees or other amounts; cross-defaults; covenant defaults; material inaccuracy of representations and warranties; bankruptcy events with respect to us, or any of our material restricted subsidiaries; material unsatisfied or unstayed final judgments; a change of control; or actual or asserted invalidity of any material guarantee or security document.

The indenture governing the Notes generally permits the payment of restricted payment, including dividends, out of a cumulative basket, which grows quarterly based on 50% of our cumulative Consolidated Net Income, as defined in the indenture governing the Notes, since October 1, 2012. In addition, as a condition to making such payments, we must be in compliance with a fixed charge coverage ratio greater than or equal to 2.0 to 1.0. Separately, the indenture has a general basket for such payments of the greater of $50.0 million or 2.5% of total assets.

Ancestry.com Holdings LLC Senior Unsecured PIK Notes

On September 17, 2013, our parent, Ancestry.com Holdings LLC (“Holdings LLC”), closed a private offering of $300.0 million aggregate principal amount of senior unsecured payment-in-kind toggle notes due October 15, 2018 (the “PIK Notes”). Holdings LLC is a holding company with no material operations and limited assets other than its ownership of the membership interests of Ancestry.com LLC. Accordingly, our financial statements and the financial statements of Holdings LLC are substantially identical with the exception of activity related to the PIK notes. The PIK Notes were issued at 99% of par, resulting in an original issue discount of $3.0 million. Interest on the PIK Notes is payable semi-annually in arrears on April 15 and October 15 each year through maturity, commencing on April 15, 2014. The first and last interest payments on the PIK Notes are required to be entirely payable in cash. All other interest payments are required to be paid in cash, subject to cash availability and restricted payment capacity. If interest payments are not required to be paid in cash, Holdings LLC will be entitled to pay all or a portion of the interest payment by increasing the principal amount of the notes or issuing new notes in an amount equal to the interest payment for the applicable interest period (“PIK Interest”). Cash interest on the PIK Notes will accrue at the rate of 9.625% per annum; PIK Interest will accrue at the rate of 10.375% per annum. Holdings LLC subsequently distributed the proceeds of the debt offering, net of the original issue discount and related fees and expenses, to its indirect parent entity to fund a return-of-capital distribution to its indirect parent entity’s shareholders and stock-based award holders.

On February 3, 2014, Holdings LLC closed a private follow-on offering of $100.0 million aggregate principal amount of PIK Notes. These notes were sold at an issue price of 103% and will pay interest semi-annually on April 15 and October 15 of each year, commencing on April 15, 2014. These notes have identical terms as the PIK Notes (other than issue date and issue price) and constitute part of the same series as the PIK Notes under the indenture dated as of September 17, 2013. Holdings LLC subsequently distributed the proceeds of the debt offering, net of related fees and expenses, to its indirect parent entity to fund a return-of-capital distribution to its indirect parent entity’s shareholders and stock-based award holders.

The PIK Notes are senior unsecured obligations of Holdings LLC and are structurally subordinated to all our existing and future indebtedness. Additionally, we did not guarantee the PIK Notes, nor were any of our assets pledged as collateral for the PIK Notes. As we are not an obligor or a guarantor on the PIK Notes, the debt is recorded only in the financial statements of Holdings LLC and is not reflected in the Consolidated Financial Statements of Ancestry.com LLC. While not required, we intend to make dividends to Holdings LLC in order to fund cash interest payments of the PIK Notes, provided that such dividends are permitted under the covenants of the Second Amended Credit Facility and Notes. If interest on the $400.0 million of PIK Notes outstanding is paid in cash, annual interest payments will total approximately $38.5 million.

Liquidity

Our primary sources of liquidity are our cash and cash equivalents, our cash flows from operations and amounts available under our Revolving Facility. At December 31, 2013, we had $86.6 million in cash and cash equivalents and $50.0 million of availability on our Revolving Facility. As of December 31, 2013, approximately $35.9 million of our cash and cash equivalents was held by our foreign subsidiaries. We have provided for any additional taxes that may be due upon any repatriation of foreign funds for use in our operations in the United States.

Operating costs include costs such as marketing and advertising, personnel-related expenses, capital expenditures related to content databases and equipment, business acquisitions, investments in new service offerings and technologies and Web hosting costs. Expenditures have increased as operations and personnel have grown, and we anticipate that our expenditures will continue to increase in the future. Our future cash expenditures may vary significantly from those now planned and will depend on many factors including:

•	amounts we must pay to service our debt;

•	dividends we intend to make to our parent to fund cash interest payments on the PIK Notes;

•	the levels of advertising and promotion required to acquire and retain subscribers;

•	the development of new services and enhancement of functionality in our technology and tools;

•	market acceptance of our services;

•	the launch of additional services and improvement of our competitive position in the marketplace;

•	the level of new content acquisition required to retain and acquire subscribers ;

•	the building of infrastructure necessary to support our growth;

•	the expansion of our development, marketing and administrative organizations;

•	our relationships with subscribers and vendors;

•	our engaging in additional business acquisitions; and

•	amounts we must spend to integrate and operate acquired businesses.

We expect cash and cash equivalents on hand, cash flow from operations and amounts available under our Revolving Facility will provide adequate funds for our currently anticipated operating and recurring cash needs (e.g., debt service, working capital and capital expenditures) for at least the next twelve months; however, our substantial level of debt and debt service obligations as well as our intention to make dividends to our parent to fund cash interest payments due on the PIK Notes could have important consequences including:

•	making it more difficult for us to satisfy our obligations with respect to our debt, which could result in an event of default under the indenture governing the Notes and the agreements governing our other debt, including the Second Amended Credit Facility;

•	limiting our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements;

•	increasing our vulnerability to general economic downturns and industry conditions, which could place us at a disadvantage compared to our competitors that are less leveraged and can therefore take advantage of opportunities that our leverage prevents us from pursuing;

•	potentially allowing increases in floating interest rates to negatively impact our cash flows;

•	having our financing documents place restrictions on the manner in which we conduct our business, including restrictions on our ability to pay dividends, make investments, incur additional debt and sell assets; and

•	reducing the amount of our cash flows available to fund working capital requirements, capital expenditures, acquisitions, investments, other debt obligations and other general corporate requirements, because we will be required to use a substantial portion of our cash flows to service debt obligations.

In the future, any credit ratings agency may lower a given credit rating, if that rating agency judges that our business, the economic environment, or other future circumstances so warrant. A ratings downgrade could impair our ability to access the capital markets and the cost of obtaining capital.

We may also seek, depending on market conditions, to refinance certain categories of our debt. We may also, from time to time, seek to repurchase the Notes in the open market or otherwise. We and/or our parent entities (the “Ancestry Group”) may also seek to incur additional debt for which we would need to fund the interest and principal payments, which may impact our ability to satisfy our cash requirements. Any such transaction would be subject to market conditions, compliance with the Second Amended Credit Facility agreement and the indenture governing the Notes and various other factors.

Cash Flow Analysis

Summary cash flow information for cash and cash equivalents for the Successor year ended December 31, 2013, the Successor period from December 29, 2012 to December 31, 2012, the Predecessor period from January 1, 2012 to December 28, 2012 and the Predecessor year ended December 31, 2011 is set forth below. We consider cash and cash equivalents in evaluating our overall cash position.

	Successor		Predecessor
	Year Ended	Period from	Period from	Year Ended
	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan.1, 2012 to Dec. 28, 2012	December 31, 2011
	(in thousands)
Net cash and cash equivalents provided by (used in):
Operating activities	$162,979	$(85,335)	$153,501	$131,032
Investing activities	(57,953)	(1,352,744)	(158,820)	(34,303)
Financing activities	(54,123)	1,473,730	(3,657)	(113,300)

Net Cash Provided by Operating Activities

In 2013, net cash provided by operating activities was $163.0 million, an increase of $9.5 million compared to the 2012 Predecessor period. Net cash provided by operating activities consisted of a net loss of $79.7 million, adjustments for non-cash items of $214.6 million and changes in operating assets and liabilities of $28.0 million. In 2013, this represented a $150.5 million decrease in net income (loss), a $157.1 million increase in non-cash adjustments and a $2.9 million increase in the changes in operating assets and liabilities over the 2012 Predecessor period. The increase in adjustments for non-cash items primarily consisted of a $205.2 million increase in amortization of intangible assets and content databases and a non-cash adjustment to deferred revenue, which were due to the changes in fair value of the related assets and liabilities as a result of the Transaction. The increase also included a $26.4 million increase in amortization of debt-related costs due to the issuance of the Credit Facility and the effects of the repricings of the Credit Facility and First Amended Credit Facility, as well as an increase in depreciation expense of $2.2 million. These increases were partially offset by a decrease in deferred income taxes of $69.7 million and a decrease in stock-based compensation expense of $7.1 million. The decrease in the changes in operating assets and liabilities was due to an $18.8 million decrease in deferred revenue as a result of a change in the mix of customer subscription durations, as well as the timing of cash receipts and payments. This decrease was offset in part by net cash received of $40.6 million due to non-recurring income tax refunds received in 2013.

During the period from December 29, 2012 to December 31, 2012, net cash used in operating activities was $85.3 million. We incurred a net loss of $72.7 million during the period primarily due to the recognition of $102.3 million of Transaction-related expenses offset by an expected tax benefit of $31.3 million. Adjustments for non-cash activities during the period were $6.2 million and were primarily due to stock-based compensation expense from Predecessor stock-based awards and amortization of intangible assets. The change in operating assets and liabilities of $18.8 million was due primarily to an increase in the income tax receivable for the deduction of Transaction-related expenses, including the excess tax benefits from stock-based compensation, offset by additional liabilities from transaction-related expenses, which were not paid by the end of the year.

In the 2012 Predecessor period, net cash provided by operating activities was $153.5 million, an increase of $22.5 million compared to 2011. Net cash provided by operating activities consisted of net income of $70.8 million, adjustments for non-cash items of $57.6 million and the changes in operating assets and liabilities of $25.2 million. In 2012, this represented a $7.9 million increase in net income, a $14.1 million net increase in non-cash adjustments and a $0.4 million net increase in the changes in operating assets and liabilities over 2011. The increase in net income is primarily a product of subscriber growth and increased profitability margins. The increase in adjustments for non-cash items was primarily due to an increase in stock-based compensation expense, depreciation, and amortization of content databases due to the overall growth of the business and our continued investment in personnel and content. The change in adjustments for non-cash items also increased due to a change in deferred income taxes. The increase in the changes in operating assets and liabilities was due to timing of cash receipts and payments offset in part by the change in our income tax position due to less excess tax benefits from stock-based award activity.

Net Cash Used in Investing Activities

In 2013, net cash used in investing activities totaled $58.0 million, a decrease of $100.9 million compared to the 2012 Predecessor period. This decrease primarily relates to a decrease of $105.5 million in cash used to acquire businesses. In addition, investments in content databases decreased by $1.3 million in 2013 compared to the 2012 Predecessor period. These decreases were partially offset by a $5.9 million increase in purchases of property and equipment in 2013 compared to the 2012 Predecessor period.

During the period from December 29, 2012 to December 31, 2012, net cash used in investing activities was $1.4 billion. We acquired our Predecessor, Ancestry.com Inc. for $1.5 billion, of which $1.4 billion, net of cash acquired, was paid in cash.

In the 2012 Predecessor period, net cash used in investing activities totaled $158.8 million, an increase of $124.5 million compared to 2011. In the period January 1, 2012 to December 28, 2012, we completed acquisitions for a total of $114.5 million, net of cash acquired. No acquisitions were completed by our Predecessor in 2011. In addition, our investment in content databases and property and equipment increased by $10.0 million compared to 2011.

Net Cash Used in Financing Activities

In 2013, net cash used in financing activities totaled $54.1 million, an increase of $50.5 million compared to the 2012 Predecessor period. The change was primarily due to a decrease of $70.0 million in proceeds from debt, $8.9 million in cash paid for debt repricing fees, as well as a $19.1 million decrease in net cash inflows for stock-based award activity during 2013. These changes were partially offset by a $32.1 million decrease in principal payments made on our debt, a $12.8 million decrease in repurchases of common stock as well as proceeds from member’s capital contributions of $2.6 million during 2013.

During the period from December 29, 2012 to December 31, 2012, net cash provided by financing activities was $1.5 billion. In December 2012, in connection with the Transaction, we entered into a $670 million Term Loan and issued Notes of $300 million, for which $943.2 million in cash, net of the original issue discount, was received. We also paid $38.0 million of deferred financing costs in connection with obtaining the debt financing. Additionally, capital of $555.4 million was contributed as a part of the Transaction. Excess tax benefits of $13.1 million were primarily due to the cash settlement of outstanding equity awards of our Predecessor as a part of the Transaction. See Note 9 in the Consolidated Financial Statements for further information regarding settlement of stock-based awards.

In the 2012 Predecessor period, net cash used in financing activities totaled $3.7 million, a decrease of $109.6 million compared to 2011. This decrease was primarily due to a $149.3 million decrease in repurchases of shares of common stock in the Predecessor period of 2012. This decrease was offset, in part, by a $20.0 million net decrease in debt-related cash flows due to our borrowing $10.0 million under a prior credit facility in 2011, which were repaid in 2012. Proceeds from stock options also decreased by $2.0 million and we paid an additional $2.2 million in taxes related to the net share settlement of stock-based awards in 2012. Excess tax benefits also decreased by $15.5 in 2012 due to less stock-based activity.

Contractual obligations

The following table summarizes our principal contractual obligations as of December 31, 2013:

		Payments Due by Period
		Less than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years
			(in thousands)
Debt(1)	$922,104	$37,571	$75,142	$509,391	$300,000
Interest payments(1)(2)	349,872	59,963	115,353	108,556	66,000
Operating leases	23,594	5,864	8,864	6,539	2,327
Co-location service agreement	9,813	4,548	5,265	—	—
Purchase obligations	16,690	7,200	9,490	—	—

Total contractual cash obligations(3)	$1,322,073	$115,146	$214,114	$624,486	$368,327

(1)	Amounts do not include the $400.0 million of Ancestry.com Holdings LLC Senior Unsecured PIK Notes or related interest expense. If interest on the PIK Notes is paid in cash, annual interest payments will total approximately $38.5 million.
(2)	Amounts are based on estimated interest rates on the variable portion of our debt.
(3)	Amounts exclude uncertain tax position liability of $8.7 million, for which timing of payments are not determinable.

Outstanding purchase orders, which represent authorizations to purchase goods and services that are not legally binding, are not included in contractual obligations. We believe current cash balances, cash generated by future operating activities and cash available under our Second Amended Credit Facility will be sufficient to meet our contractual cash obligations, debt obligations and other operating cash requirements in 2014.

Off-balance sheet arrangements

We do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, as part of our ongoing business. Accordingly, our operating results, financial condition and cash flows are not subject to off-balance sheet risks.

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements and out of intellectual property infringement claims made by third parties. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. The terms of such obligations may vary. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments. In addition, we have indemnification agreements with certain directors and executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business, which currently are comprised primarily of interest rate risks and foreign currency exchange risks.

Our Second Amended Credit Facility bears interest at variable rates and exposes us to interest rate risk. As such, our net loss and debt service payments are sensitive to movements in interest rates. There are many economic factors outside our control that have in the past, and may in the future, impact rates of interest, including publicly announced indices that underlie the interest obligations related to a certain portion of our debt. Factors that impact interest rates include domestic or international governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income (loss) would decrease (increase). Such increases in interest rates could have a material adverse effect on our financial condition and results of operations.

The Amended Term B-1 Loan, Amended Term B-2 Loan and Revolving Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable margin plus, at our option, either: (a) a base rate determined by reference to the highest of (i) the Barclays Bank PLC prime rate at such time, (ii) 0.50% in excess of the overnight federal funds rate at such time and (iii) the LIBOR rate that is in effect for a LIBOR loan with an interest period of one month plus 1.00%, provided that the base rate for the Amended Term B-1 Loan and Amended Term B-2 Loan is not less than 2.00%; or (b) a LIBOR rate, provided that the LIBOR rate for the Amended Term B-1 Loan and the Amended Term B-2 Loan is not less than 1.00%. The applicable margin shall mean either: (a) in the case of a base rate Amended Term B-1 Loan, 2.50%, and in the case of a base rate Amended Term B-2 Loan, 2.00%, or (b) in the case of a LIBOR Amended Term B-1 Loan, 3.50%, and in the case of a LIBOR Amended Term B-2 Loan, 3.00%. As of December 31, 2013, the interest rates on the Amended Term B-1 Loan and Amended Term B-2 Loan were equal to a LIBOR floor of 1.00% plus applicable margins of 3.50% and 3.00%, respectively. The applicable margin for the Revolving Facility is subject to step-ups and step-downs based on our leverage ratio. The Issuer is also required to pay a commitment fee of 0.50% per annum on the unutilized commitments under the Revolving Facility, which fee decreases to 0.375% if the total net secured leverage ratio is less than or equal to 2.75 to 1.00.

The Second Amended Credit Facility also requires the Issuer to maintain an interest rate protection agreement for a period of not less than three years from the closing date such that not less than 50% of the outstanding debt of the Issuer and its restricted subsidiaries at the closing date is (i) subject to an interest rate protection agreement or (ii) fixed-rate borrowings. Accordingly, the Issuer has interest rate cap agreements with a $190.0 million total notional amount that cap the three-month LIBOR rate at 1.50% expiring March 31, 2016. This agreement, in conjunction with the fixed interest rate borrowings discussed below, met the stipulations prescribed by the Second Amended Credit Facility agreement. The Issuer, at its discretion, has also entered into an interest rate cap agreement with a $200.0 million total notional amount effective on March 31, 2016 that caps the three-month LIBOR rate at 2.00% expiring December 30, 2016. A hypothetical change in our borrowing rate of 1% on the variable portion of our Term B-1 Loan and Term B-2 Loan would change expected interest expense in 2014 by $5.1 million.

We have experienced and will continue to experience remeasurement gains and losses as well as transaction gains and losses due to foreign currency exchange rate risks related to our revenues, operating expenses and cash and other account balances denominated in currencies other than the United States dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. As a result, we pay the majority of our foreign currency expenses with cash generated from revenues earned in the relevant currency. In the event our foreign sales, expenses and cash and other account balances increase, our operating results and balance sheet may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we have not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk relating to our results of operations and account balances denominated in foreign currencies. However, it is difficult to predict the impact hedging activities would have on our results of operations.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements required by Item 8 are submitted as a separate section of this Annual Report beginning on page F-1. See Item 15, “Exhibits and Financial Statement Schedules” and the supplementary information under the caption “Quarterly Results of Operations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in this Annual Report include controls and procedures designed to ensure that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all error and all fraud. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Ancestry.com have been detected.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for emerging growth companies.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Operating Committee Members

The following table sets forth the names, ages (as of February 28, 2014) and positions of each person who is an executive officer or member of the Operating Committee of Ancestry.com LLC (and the biographies following the table reflect the positions held by each of the named individuals at Ancestry.com LLC):

Name	Age	Position
Timothy Sullivan	50	President, Chief Executive Officer and Operating Committee member
Howard Hochhauser	43	Chief Financial Officer and Chief Operating Officer
Eric Shoup	41	Executive Vice President of Product
Scott Sorensen	48	Chief Technology Officer
William Stern	50	General Counsel and Corporate Secretary
Bruce Chizen	58	Chairman of the Operating Committee
Janice Chaffin	59	Operating Committee Member
Brad Garlinghouse	43	Operating Committee Member
Victor Parker	44	Operating Committee Member
Brian Ruder	41	Operating Committee Member
Richard Sanders	42	Operating Committee Member

Timothy Sullivan has served as our President and Chief Executive Officer, as a director of the Predecessor since September 2005 and has been a member of the Operating Committee since January 2013. Prior to joining us, Mr. Sullivan was Chief Operating Officer and then President and CEO of Match.com from January 2001 to September 2004. From May 1999 to January 2001, Mr. Sullivan served as Vice President of E-commerce for Ticketmaster Online-Citysearch, Inc. From June 1991 to May 1999, Mr. Sullivan held multiple positions at The Walt Disney Company, including Vice President and Managing Director of Buena Vista Home Entertainment Asia Pacific from July 1997 to May 1999. From December 2005 to February 2008, Mr. Sullivan served as a director of Live Nation Entertainment, Inc. Mr. Sullivan holds an M.B.A. from Harvard Business School and was a Morehead Scholar at the University of North Carolina at Chapel Hill. The Operating Committee believes that Mr. Sullivan’s qualifications to serve on the Operating Committee include extensive executive management experience, including experience as our own Chief Executive Officer as well as the former chief executive officer of a subscription-based Internet company.

Howard Hochhauser has served as our Chief Financial Officer and Chief Operating Officer since February 2012, having served as our Chief Financial Officer since January 2009. From May 2000 to December 2008, Mr. Hochhauser held multiple positions at Martha Stewart Living Omnimedia, Inc., most recently serving as Chief Financial Officer from March 2006 to December 2008. He held multiple positions at Bear Stearns & Co. Inc. from September 1996 to May 2000, serving most recently as Vice President Equity Research Analyst. Prior to joining Bear Stearns & Co. Inc., he worked at First Boston and he was a Staff Accountant at KPMG Peat Marwick. He currently serves as a member of the board of directors of OpenX Software Ltd. Mr. Hochhauser is a Certified Public Accountant and holds an M.B.A. from Columbia University and a B.S. from Boston University.

Eric Shoup has served as our Executive Vice President of Product since February 2012. He previously served as our Senior Vice President of Product from March 2010 to February 2012 and as Vice President of Product from August 2008 to March 2010. Prior to working with us, Mr. Shoup was at eBay for over five years, where he served as Director of ProStores from January 2007 to August 2008, Group Product Manager from March 2005 to January 2007, Senior Product Manager from August 2004 to March 2005 and Product Manager from April 2003 to August 2004. Mr. Shoup holds a B.A. from the University of California, Los Angeles.

Scott Sorensen has served as our Chief Technology Officer since April 2013. Mr. Sorensen has been at Ancestry.com since June 2002 and has held multiple positions including Senior Vice President of Engineering, Vice President of Search and Vice President of Commerce. Prior to joining Ancestry.com, Mr. Sorensen was co-founder and Vice President of Engineering and then President at Coresoft Technologies. Mr. Sorensen was an engineering manager at WordPerfect / Novell and a software engineer at IBM. He holds a B.S in Computer Science from Brigham Young University.

William Stern has served as our General Counsel and Corporate Secretary since July 2009. From October 2005 to July 2009, Mr. Stern held multiple positions at Martha Stewart Living Omnimedia, Inc., most recently serving as the General Counsel and Secretary from September 2008 to July 2009. From October 2002 to September 2005, Mr. Stern was a Principal at Fish & Richardson, PC. Prior to joining Fish & Richardson, PC, he was a Partner at Morrison & Foerster, LLP. Mr. Stern holds an M.B.A. and a J.D. from the University of Chicago and an A.B. from Brown University.

Bruce Chizen has been a member of the Operating Committee since January 2013. Mr. Chizen is currently an independent consultant and has served as senior adviser to Permira Adviser LLP since 2008 and as a venture partner at Voyager Capital since 2009. Mr. Chizen served as a strategic adviser to Adobe Systems Incorporated, a provider of design, imaging and publishing software for print, internet and dynamic media production, from 2007 through 2008. From 2000 to 2007, Mr. Chizen served as CEO of Adobe and as its president from 2000 to 2005. He also served as Adobe’s acting CFO from 2006 to 2007. From 1998 to 2000, he was Adobe’s executive vice president, Products and Marketing. Mr. Chizen joined Adobe Systems in 1994 and held various positions in its Consumer Products and Graphics Products divisions. He served as a director of Adobe from 2000 to 2008. Mr. Chizen also currently serves as a director of Oracle Corp. and Synopsys, Inc. The Operating Committee believes that Mr. Chizen’s qualifications to serve on the Operating Committee include extensive executive management experience along with Mr. Chizen’s financial expertise and significant audit and financial reporting knowledge.

Janice Chaffin has been a member of the Operating Committee since June 2013. Ms. Chaffin served as the Group President, Consumer Business Unit for Symantec Corporation from April 2007 until March 2013, when she retired from that position. From May 2006 to April 2007, Ms. Chaffin served as Symantec’s Executive Vice President and Chief Marketing Officer. Ms. Chaffin joined Symantec in May 2003 as Senior Vice President and Chief Marketing Officer. Prior to Symantec, Ms. Chaffin spent 21 years at Hewlett-Packard Company, where she held a variety of marketing and business management positions and most recently served as Vice President of Enterprise Marketing and Solutions. Ms. Chaffin is a member of the board of directors of International Game Technology (IGT) and PTC, Inc. Ms. Chaffin also serves on the board of visitors at the UCLA Anderson School of Management and the board of trustees of the Montalvo Arts Center and is a member of the advisory council of Illuminate Ventures. Ms. Chaffin previously served on the board of directors of Informatica Corporation (2001-2008), the duration of which she served on either the audit committee or the compensation committee. Ms. Chaffin graduated summa cum laude from the University of California, San Diego with a B.A. and earned an M.B.A. in business from the University of California, Los Angeles, where she was a Henry Ford Scholar. The Operating Committee believes that Ms. Chaffin’s qualifications to serve on the Operating Committee include her extensive experience running global technology businesses along with her board and audit committee experience.

Brad Garlinghouse has been a member of the Operating Committee since July 2013. Mr. Garlinghouse has served as the Chief Executive Officer and Chairman of the board of directors of Hightail, a file collaboration service headquartered in Campbell, CA, since May 2012. Prior to joining Hightail, Mr. Garlinghouse was President of Consumer Applications at AOL from September 2009 through January 2012. Prior to AOL, Mr. Garlinghouse held various positions at Yahoo! from January 2003 to January 2009, culminating in the position of Senior Vice-President. Mr. Garlinghouse has also been CEO of Dialpad Communications, held management positions at SBC Communications and @Home Network and was an advisor to Silverlake Partners, a private equity fund, from January to September 2009. Mr. Garlinghouse also serves on the board of directors of Animoto and MC Industries. Mr. Garlinghouse holds a B.A. in economics from the University of Kansas and an M.B.A. from Harvard. The Operating Committee believes that Mr. Garlinghouse’s qualifications to serve on the Operating Committee include his extensive experience advising technology companies.

Victor Parker has been a member of the Operating Committee since January 2013. Mr. Parker served as an observer on the board of directors of the Predecessor since 2003 and served as one the Predecessor’s directors since 2006 until the completion of the Transaction in December 2012. Mr. Parker is a Managing Director of Spectrum Equity Investors, a private equity firm, and joined the firm in September 1998. He was previously at ONYX Software and was at Summit Partners from October 1992 to June 1996. Mr. Parker serves on the board of directors of Demand Media, Inc., and Lynda.com, Inc. Mr. Parker previously served on the boards of directors of SurveyMonkey.com, LLC from April 2009 to December 2012, of NetQuote, Inc. from August 2005 to July 2010, and of Interbank FX, LLC from July 2007 to November 2011, all privately held entities. He holds an M.B.A. from Stanford Graduate School of Business and a B.A. from Dartmouth College. The Operating Committee believes Mr. Parker’s qualifications to serve on the Operating Committee include his financial experience, his experience advising technology companies and a long history and familiarity with Ancestry.com.

Brian Ruder has been a member of the Operating Committee since December 2012. Mr. Ruder joined Permira as a Partner in 2008 and became Head of the Menlo Park office in 2010. He focuses on investments in the technology, media and telecommunications (TMT) sector. From 2000-2008, Mr. Ruder was Partner at Francisco Partners where he covered investments in the software and services sector. He has also worked with Hellman & Friedman and in Corporate Finance for Morgan Stanley. Mr. Ruder is also a member of the operating committee of Genesys Telecommunications and a member of the board of directors of Renaissance Learning, Inc. and Foundation 9 Entertainment. Mr. Ruder has a degree in Mathematics and Philosophy from Harvard College and an MBA from Harvard Business School. The Operating Committee believes Mr. Ruder’s qualifications to serve on the Operating Committee include his extensive financial experience and his experience advising technology companies.

        Richard Sanders has been a member of the Operating Committee since January 2013. Mr. Sanders became a Partner of Permira in 2006 and has been Head of the TMT Sector Team since 2010. Mr. Sanders spent his first nine years at Permira in the London office before relocating to the U.S. in 2008 to set up the Menlo Park office. Mr. Sanders returned to London in 2011. Prior to joining Permira in 1999, Mr. Sanders worked for Morgan Stanley in London in the M&A and High Yield Capital Markets divisions. Mr. Sanders is also a director of Asia Broadcast Satellite, Ace Investments 1 Limited. Mr. Sanders has an MA in Classics from Oxford University, England, and an MBA from the Graduate School of Business, Stanford University. The Operating Committee believes Mr. Sanders’ qualifications to serve on the Operating Committee include his extensive financial experience and his experience advising technology companies.

We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and directors

Committees of the Operating Committee

We have established an Audit Committee and a Compensation Committee. Each of these committees operates under a written charter that establishes its roles and responsibilities.

Audit Committee

The Audit Committee provides assistance to the Operating Committee in fulfilling its oversight responsibilities regarding the integrity of financial statements, our compliance with applicable legal and regulatory requirements, the integrity of our financial reporting processes, including our systems of internal accounting and financial controls, the performance of our internal audit function and independent auditor and our financial policy matters by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent accountants and takes those actions it deems necessary to satisfy itself that the accountants are independent of management.

The members of this committee are Mr. Parker and Mr. Ruder. None of the current members of the Audit Committee is independent as defined under the rules of the Nasdaq Stock Market or meet the additional independence requirements for audit committee members under Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Operating Committee has determined that each member of our Audit Committee meets the financial statement literacy requirements of the Nasdaq listing standards and are audit committee financial experts, as defined under applicable SEC rules.

Compensation Committee

The Compensation Committee oversees our overall compensation structure, policies and programs, and assesses whether our compensation structure establishes appropriate incentives for officers and employees. The Compensation Committee reviews and recommends to the Operating Committee corporate goals and objectives relevant to compensation of our Chief Executive Officer and reviews and approves corporate goals and objectives relevant to compensation of our other executive officers. The Compensation Committee evaluates the performance of these officers in light of those goals and objectives, recommends to the Operating Committee the compensation of the Chief Executive Officer and approves the compensation of our other executive officers, including all individuals named with Mr. Sullivan in the Summary Compensation Table (with Mr. Sullivan, the “named executive officers”). Finally, the Compensation Committee recommends to the Operating Committee any employment-related agreements, any proposed severance arrangements or change of control or similar agreements with respect to our Chief Executive Officer and approves any employment-related agreements, any proposed severance arrangements or change of control or similar agreements with respect to our other executive officers. The Compensation Committee also administers the issuance of stock options and other awards under the Ancelux Topco S.C.A. Equity Incentive Plan (the “Topco Plan”). The Compensation Committee will review and evaluate, at least annually, the performance of the Compensation Committee and its members and the adequacy of the charter of the Compensation Committee. The Compensation Committee will also prepare a report on executive compensation, as required by the SEC rules, to be included in our annual report.

Mr. Sullivan, our President and Chief Executive Officer, reviews the performance of each named executive officer other than himself and makes recommendations regarding their compensation.

The members of our Compensation Committee are Mr. Chizen and Mr. Sanders. None of the current members of the Compensation Committee is independent under the Nasdaq listing standards.

Risk Management

The Operating Committee is involved in the oversight of risks that could affect the company. The Audit Committee is charged with overseeing the principal risk exposures we face and our mitigation efforts in respect of these risks. The Audit Committee is responsible for discussing with management the Company’s principal risk exposures and the steps management has taken to monitor and control risk exposures, including risk assessment and risk management policies. The Audit Committee oversees risks associated with overall financial reporting and disclosure issues, as well as those associated with any related-party transaction. The Compensation Committee also plays a role, in that it is charged in overseeing the Company’s overall compensation structure, with assessing whether that compensation structure creates risks that are reasonably likely to have a material adverse effect on us. The Compensation Committee has reviewed our compensation philosophy and practices and concluded that the current philosophy and practices do not give rise to risks that are reasonably likely to have a material adverse effect on the Company. The Compensation Committee determined that the compensation practices generally balance near-term incentives (annual cash bonuses) with long-term incentives (equity-based awards), resulting in an environment that does not encourage excessive risk taking. The annual cash bonuses are discretionary and tied to Company performance, as well as individual and business unit goals, rewarding near-term performance without incentivizing inappropriate risk.

Item 11. Executive Compensation

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is composed of Mr. Chizen and Mr. Sanders. Neither of the members of our Compensation Committee is, or was in 2013, an officer or employee of the company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or Compensation Committee of any entity that has one or more executive officers serving on our Operating Committee or Compensation Committee.

Summary Compensation Table

The following table sets forth the portion of compensation paid to named executive officers that is attributable to services performed during fiscal years 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Timothy Sullivan, President & Chief Executive Officer	2013	350,000	—	2,141,164	371,000	154,268	3,016,432
	2012	350,000	—	—	403,200	4,244	757,444
Howard Hochhauser, Chief Financial Officer (and Chief Operating Officer)	2013	300,000	—	2,141,164	238,500	1,406,741	4,086,405
	2012	300,000	2,335,000	1,794,920	259,200	4,244	4,693,364
Eric Shoup, Executive Vice President of Product	2013	275,000	—	1,557,175	174,900	4,244	2,011,319
	2012	275,000	1,868,000	1,435,936	190,080	4,244	3,773,260

(1)	The amounts included in the “Stock Awards” column represent the grant date fair value computed in accordance with FASB ASC Topic 718. The grant date fair value of the stock awards, which consisted of restricted stock units of the Predecessor granted prior to the Transaction, was calculated using the closing price of the Predecessor’s common stock on the grant date multiplied by the number of shares. See the narrative disclosure following the Summary Compensation Table for information on the treatment of unvested stock awards in the Transaction.
(2)	The amounts included in the “Option Awards” column represent the grant date fair value computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 10. Stock-Based Awards to the audited Consolidated Financial Statements included elsewhere in this prospectus. See the narrative disclosure following the Summary Compensation Table for further information on the treatment of outstanding options in the Transaction.
(3)	Amounts reflected in this column are awards earned pursuant to the Issuer’s Performance Incentive Plan, as described in further detail below.
(4)	Amounts in this column include the following: dividend equivalent bonus payments made in connection with the PIK Notes offering with respect to the common stock of Holdings that Messrs. Sullivan and Hochhauser hold. Although shareholders of Holdings generally did not receive a distribution from the proceeds of the PIK Notes offering, the terms of the applicable rollover option agreements provided that Messrs. Sullivan and Hochhauser were entitled to an equitable adjustment with respect to their Holdings shares in the event of certain corporate transactions at Topco. Accordingly, we decided to make payments to the executives in respect of their Holdings shares in an amount equal to the amount of the distribution to which the executives would have been entitled had their Holdings shares been an equivalent number of Topco shares. The payments were in the amount of $150,024 for Mr. Sullivan and $1,402,496 for Mr. Hochhauser. Such amounts were comprised of the payment in respect of the Holdings shares (which was equal to $106,117 for Mr. Sullivan and $992,032 for Mr. Hochhauser) and an additional gross-up payment (which was equal to $43,907 for Mr. Sullivan and $410,464 for Mr. Hochhauser) intended to put the executives in an after-tax position that was substantially similar to that in which they would have been had they owned the shares in Topco directly at the time of the offering.

Premiums paid by the Company for the named executive officers’ disability, life insurance and accidental death and dismemberment coverage and 401(k) matching contributions. The amounts paid during FY 2013 and FY2012 in respect of these items for each of the named executive officers was as follows: (i) $900 for short-term and long-term disability coverage, (ii) $344 for life insurance and accidental death and dismemberment coverage; and (iii) $3,000 in matching contributions under the company’s 401(k) plan.

Executive Agreements

On December 28, 2012, each of Mr. Sullivan and Mr. Hochhauser entered into an amended and restated employment agreement with the Issuer. The agreements provide for employment without a specified term. Pursuant to the agreements, Messrs. Sullivan and Hochhauser are entitled to base salaries in the amount of $350,000 and $300,000, respectively. Mr. Sullivan is eligible to receive a target annual bonus equal to a percentage of his base salary, which will be determined by the Board of Managers of our indirect parent company based on Mr. Sullivan’s performance, but in no event will such target be less than 100% of his base salary. Mr. Hochhauser is eligible to receive a target annual bonus equal to 75% of his base salary. In addition, Mr. Sullivan’s agreement provides that he will be a member of the Board of Managers of Parent for as long as he remains Chief Executive Officer of the Company. Each of the executives is required to abide by a perpetual confidentiality restrictive covenant and covenants that prohibit (i) competition with the Issuer and its affiliates and (ii) solicitation of employees, customers, suppliers and distributors of the Issuer and its affiliates.

Mr. Shoup is a party to an employment agreement with the Issuer dated March 30, 2010, which was amended on July 22, 2010 and March 9, 2012, and which remains in effect following the Transaction. The agreement provides for at-will employment without a specified term. The agreement, as currently in effect, provides for an annual base salary equal to $275,000 and a target annual bonus equal to 60% of Mr. Shoup’s base salary.

Each of these agreements also provides for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under the heading “Potential Payments Upon Termination or Change in Control.” Our named executive officers are eligible for the same benefits available to our employees generally. These include participation in a tax-qualified 401(k) plan and group life, health, dental and disability insurance plans. The type and extent of benefits offered are intended to be competitive within our industry.

Annual Incentive Awards

The Issuer maintains the Performance Incentive Program, pursuant to which annual bonuses are payable to the named executive officers and other participants. Under the Performance Incentive Program, each year (generally during the first quarter) the Compensation Committee establishes company-wide financial performance objectives, which serve as the basis for determining the amount of bonuses to be paid under the program. For 2013, two corporate performance measures were used to calculate the annual bonus pool: non-GAAP revenues and adjusted EBITDA. Both measures are subject to adjustment for certain unusual or one-time events under the terms of the plan. In addition, adjusted EBITDA for purposes of this calculation excludes the expense incurred for the bonus pool. We use non-GAAP revenues because the Operating Committee considers it a consistent measure of growth and market acceptance. We use adjusted EBITDA because it is a measure of operating performance that excludes items that we do not consider indicative of our core performance. For purposes of the 2013 Performance Incentive Plan, the calculation of these measures for 2013 excluded the financial impact of professional services related to litigation, reorganizing our corporate structure, registering the existing senior Notes with the SEC, costs associated with the dividend declared in September 2013 by our Parent and costs related to the settlement of litigation. The Compensation Committee determined target levels for each of these goals in consultation with management and taking into account our performance for the immediately preceding year.

The 2013 Performance Incentive Program had a non-GAAP revenue target of $554.0 million and an adjusted EBITDA target of $226.0 million. No bonus pool would have been created if performance was below either 95% of target adjusted EBITDA or 98% of target non-GAAP revenues. The maximum bonus pool would be created upon attainment of both 108% of the EBITDA target or greater and 105% of the revenue target or greater. Performance between the minimum and maximum was determined according to a matrix (with performance between the whole integers listed in the matrix being interpolated). Based on these criteria, the Compensation Committee funded the bonus pool for 2013 at approximately 106%.

Individual employees received bonuses in amounts greater or less than 106% depending on their respective manager’s discretion on how to allocate the dollars within the pool allocated to their respective groups. Top performing employees received bonuses that were typically significantly higher than 106% while most employees received bonuses ranging from 100% to 110% of each individual’s target. The amounts of these awards for the named executive officers are disclosed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. Bonuses were paid in 2014.

2014 Performance Incentive Plan

We expect that the 2014 plan will provide for revenue and adjusted EBITDA-based corporate performance measures. For this purpose, the determination of adjusted EBITDA is subject to adjustment based on budgetary changes, extraordinary events and one-time costs and certain add-backs (such as the bonus pool). We expect that no bonus pool will be created if performance is below either 95% of target adjusted EBITDA or 98% of target revenue. We also expect that the maximum bonus pool would be created upon attainment of both 108% of the EBITDA target or greater and 105% of the revenue target or greater. Performance between the minimum and maximum is determined pursuant to a matrix of bonus pool amounts.

Individual payments made from the pool to each participant in the 2014 Performance Incentive Plan, including the named executive officers, will be based on each named executive officer’s target bonus percentage of salary, as such amount may be adjusted by (1) the achievement of individual performance goals, (2) individual performance ratings, (3) business unit performance and (4) such other factors as the Compensation Committee may determine.

Equity Incentive Plan

We believe that stock options are an effective tool for meeting our compensation goal of increasing long-term stockholder value. We have also granted restricted stock units, which we believe also align the interests of employees with those of stockholders over the longer term because they also vest over time, while giving recipients greater certainty (as compared to stock options) with respect to the value of equity they will receive over time.

In determining the size of an equity award, the Compensation Committee takes into account company and individual performance (generally consisting of financial performance as compared to our internal operating plan for the year with no specific targets in mind, as well as a subjective, qualitative review of each named executive officer’s contribution to the success of the business), internal pay equity considerations and the value of existing long-term incentive awards.

Awards granted in FY2013 were granted under the Topco Plan, which is described in further detail below. Awards granted in FY 2012 were granted under our Predecessor’s equity plans. See further discussion below on how awards outstanding under our Predecessor’s equity plans were treated in connection with the Transaction.

Ancelux Topco S.C.A. Equity Incentive Plan

Topco has adopted the Topco Plan, pursuant to which grants of options or restricted stock units with respect to “investor interests” in Topco may be made to service providers of Topco or its subsidiaries. An “investor interest” is a bundled security in Topco consisting of one ordinary share of Topco and one share of each class of Class A shares of Topco outstanding. The purpose of the Topco Plan is to assist Topco to attract, retain, incentivize and motivate officers and employees of, consultants to and non-employee directors providing services to Topco and its subsidiaries and affiliates and to promote the success of Topco’s business by providing such participating individuals with a proprietary interest in the performance of Topco. Under the Topco Plan, an aggregate of 490,968 investor interests may be the subject of grants of options or restricted share units (subject to adjustment as provided in the Plan).

Subject to certain conditions set forth in the Topco Plan, the board of managers of Topco may amend or terminate the Topco Plan at any time. The Topco Plan will terminate on March 18, 2023. Awards granted prior to termination of the Topco Plan may, however, continue to vest and be outstanding beyond the date of such termination.

Grants of options under the Topco Plan have been made to certain employees of the Company, including the named executive officers, pursuant to one of the forms of option agreement that have been approved by the board of managers of Topco or the Operating Committee. The options vest in accordance with the schedule set forth in the applicable option agreement. Any portion of an option that is not vested as of the date of an optionee’s termination of employment for any reason will be forfeited for no consideration. The vested portion would remain exercisable for the period of time set forth in the option agreement, which varies depending on the reason for the termination. Notwithstanding the foregoing, an option will terminate in its entirety (including any vested portion) upon the optionee’s termination for cause (as defined in the plan).

Grants of restricted share units under the plan have been made to certain employees of the Issuer but not to any named executive officers.

Predecessor’s Equity Plans

Prior to the Transaction, our named executive officers were eligible to receive long-term equity-based incentive awards with respect to the common stock of the Predecessor pursuant to one of several equity incentive plans maintained by the Predecessor. The named executive officers had received grants of incentive stock options, nonqualified stock options and restricted stock units.

Except as described below, all outstanding stock options and restricted stock units became fully vested upon the consummation of the Transaction and were cancelled in exchange for the right to receive a cash payment equal to $32 (which was the price paid per share of the Issuer’s common stock in the Transaction) less, in the case of options, the exercise price per share subject to the option. The amount of proceeds each of the named executive officers received at the closing of the Transaction in 2012 in respect of these cancellation payments is set forth below:

Named Executive Officer	Equity Incentive Award Cancellation Proceeds
Timothy Sullivan	$16,583,737
Howard Hochhauser	$5,658,049
Eric Shoup	$5,148,558

Messrs. Sullivan and Hochhauser each also entered into a stock option rollover agreement and a restricted stock unit rollover agreement with Topco. Pursuant to these agreements, certain of the options and restricted stock units held by Messrs. Sullivan and Hochhauser prior to the Transaction were converted into options to purchase shares of Topco and restricted share units with respect to shares of Topco, respectively. In connection with the Transaction, Topco assumed the underlying equity plans of the Issuer pursuant to which the rolled over equity awards were granted. Messrs. Sullivan and Hochhauser each also entered into an option rollover agreement with Holdings (which is also a parent company of the Issuer), pursuant to which certain incentive stock options that they held prior to the Transaction were converted into incentive stock options with respect to the common stock of Holdings. All of the rolled over options became fully vested upon the consummation of the Transaction. The rolled over restricted stock units remain subject to the vesting schedule to which they were subject prior to the Transaction.

Treatment of outstanding equity awards held by the named executive officers upon a change in control are described below under the heading “Potential Payments Upon Termination or Change in Control.”

Outstanding Equity Awards at Fiscal Year End

	Option Awards(1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Yet Vested ($)(2)
Timothy Sullivan	25,855		88.96	(3)	5/10/2023	30,969	(4)	3,096,900
	7,604		100.00		12/13/2023	—		—
Howard Hochhauser	33,970	(5)	15.29	(6)	2/11/2019	15,485	(7)	1,548,500
	30,417		88.96	(3)	5/10/2023	—		—
	7,604		100.00		12/13/2023
Eric Shoup	22,121		88.96	(3)	5/10/2023	—		—
	5,530		100.00		12/13/2023	—		—

(1)	The expiration date for each of these options is the date that is ten years after the initial grant date. Except as indicated below, these stock options were granted under the Topco Plan and vest with respect to 20% of the investor interests on January 1, 2014 and the remainder of the investors interests in equal quarterly amounts over next 48 months thereafter. The number of securities set forth in the table above represents the number of investor interests subject to the option.
(2)	Market value is calculated by multiplying the number of investor interests subject to the restricted share units that have not yet vested by $100.00, which is the per investor interest price as of December 31, 2013.
(3)	The exercise price per investor interest of these options was reduced to account for distributions that were made to shareholders of Topco in connection with the private offering of the PIK Notes in September 2013. The amount of the reduction was equal to the per investor interest distribution that Topco shareholders received in the offering.
(4)	Represents restricted share units of Topco that were converted from restricted stock units of the Predecessor in the Transaction. They were granted under the Ancestry.com Inc. 2009 Stock Incentive Plan. Thirty-three percent of these restricted stocks units vests on May 16 in each of 2014 and 2015 and thirty-four percent vest on May 16, 2016.
(5)	Represents options of Topco that were converted from options of the Predecessor in the Transaction. They were granted under the Generations Holdings Inc. 2008 Stock Purchase and Option Plan that were converted into options in respect of shares of Topco in connection with the Transaction, each of which is fully vested.
(6)	The exercise price per investor interest of these options was reduced to account for distributions made to shareholders of Topco in connection with the PIK Notes offering in September 2013. It was reduced by an amount equal to the ratio expressed as a percentage of the per investor interest distribution to Topco shareholders in the offering over the fair market value per investor interest immediately prior to the distribution to Topco shareholders.
(7)	Represents restricted share units of Topco that were converted from restricted stock units of the Issuer in the Transaction. They were granted under the Ancestry.com Inc. 2009 Stock Incentive Plan. These restricted stock units vest ratably on a quarterly basis over a four-year period commencing on the first anniversary of the date of grant.

Retirement Benefit Programs

We offer our executive officers who reside and work in the United States, including our named executive officers, retirement benefits, including participation in the Company’s 401(k) Plan (the “401(k) Plan”) in the same manner as other employees. Pursuant to the 401(k) Plan, executive officers are eligible to receive, at the discretion of the Company, company matching contributions. The named executive officers each received matching contributions under the 401(k) Plan for FY2013 of $3,000.

Potential Payments Upon Termination or Change in Control

Under the employment agreements for Messrs. Sullivan and Hochhauser, if the executive is terminated by the Company without “Cause” or resigns for “Good Reason,” as those terms are defined in their respective agreements, he will receive in 12 equal monthly installments a sum equal to 12 months of salary and one times his average annual bonus payment over the three preceding fiscal years. If the executive is terminated within three months before or 24 months after a “Change of Control” (as defined in the applicable agreement), without Cause or he resigns for Good Reason, he will receive a lump sum payment equal to two times the sum of his salary and the average annual bonus he earned over the prior three years. The Transaction constituted a Change in Control for purposes of the agreements. In either case, the executive will be entitled to reimbursement of COBRA premiums and life insurance premiums for 18 months and a pro rata portion of the annual bonus he would have earned for the year of termination based on the company’s actual results, generally payable with the bonus payments for that year. The payment of the foregoing severance is subject to the executive executing a release of claims in favor of the Company and its affiliates and the executive complying with the terms of any restrictive covenant to which he is subject. In addition, upon the termination of Messrs. Sullivan or Hochhauser by the Company without Cause or due to the executive’s disability, or upon a resignation by the executives for Good Reason, any outstanding rollover restricted stock units in Topco (i.e., restricted units that were converted from restricted stock units of the Predecessor in the Transaction) held by the executive that remain unvested shall become fully vested.

Pursuant to his employment agreement, Mr. Shoup is eligible for severance benefits consisting of base salary and reimbursement of COBRA premiums for six months if his employment is terminated by the Company without “Cause” or if Mr. Shoup resigns for “Good Reason,” each as defined in his employment agreement. If such a termination occurs within three months before or 12 months after a “Change of Control” (as defined in the agreement), then (i) the period of reimbursement for COBRA premiums increases to 12 months. The severance is paid out over six months. In addition, Mr. Shoup would be entitled to an additional lump sum severance payment equal to 80% of his average annual bonus payment over the preceding two years, prorated based on the number of months he was employed by us in the year of termination. Mr. Shoup’s entitlement to the foregoing severance is subject to him executing a release of claims in favor of the Company and its affiliates.

In addition to the benefits described above, for the named executive officers as well as other option holders, Topco is required to use best efforts to secure the assumption of the unvested portion of any options granted under the Topco plan upon a Change in Control of Topco (as defined in the Topco plan). Any such assumed options will continue to vest as set forth in the option agreement pursuant to which they were granted, subject to the named executive officer’s continued employment. Notwithstanding the foregoing, if the named executive officer’s employment is terminated by the Company without Cause or if the named executive officer resigns for Good Reason (each term as defined in the named executive officer’s employment agreement) following a Change in Control or in contemplation of a Change in Control, any such options will become fully vested. If Topco is not able to secure the assumption of such unvested options, Topco will be required to make a cash-out payment to the named executive officers (and other option holders) in respect of the unvested options. The named executive officers would be required to deposit the after-tax amount of such cash-out payment into escrow. An allocable portion of the escrowed amount would be distributed to the named executive officers at the time the underlying options would have vested, subject to the named executive officer’s continued employment. Notwithstanding the foregoing, upon a termination of the named executive officer by the Company without Cause, or upon the named executive officer’s resignation for Good Reason prior to the distribution of such amounts, any amounts remaining in escrow would be distributed to the named executive officer.

Compensation of Directors

We have not formalized a compensation policy for the members of our Operating Committee; however, the following table summarizes the fees and other compensation that our non-employee directors earned for services as members of our Operating Committee and any committee of the Operating Committee for the year ended December 31, 2013.

Director Compensation for Year 2013

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total $
Bruce Chizen	252,778	720,173	972,951
Janice Chaffin	26,648	202,003	228,651
Brad Garlinghouse	23,641	195,750	219,391
Victor Parker (2)	—	—	—
Brian Ruder (2)	—	—	—
Richard Sanders (2)	—	—	—

(1)	The amounts included in the “Option Awards” column represent the grant date fair value computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 9. Stock-Based Awards to our Consolidated Financial Statements appearing elsewhere in this prospectus.
(2)	Although directors that are members of or otherwise associated with the Permira entities or Spectrum entities do not receive compensation in their individual capacity for their services as directors, we pay fees to each of Permira and Spectrum, as described in additional detail in “Certain Relationships and Related Transactions, and Director Independence—Transaction Fee and Monitoring Agreement” below.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of January 31, 2014 certain information regarding the beneficial ownership of Ancestry.com LLC by:

•	each person who beneficially owns five percent or more of the membership interests of Ancestry.com LLC;

•	each of the members of the Operating Committee and named executive officers of Ancestry.com LLC individually; and

•	each of the members of the Operating Committee and executive officers of Ancestry.com LLC as a group.

All of the membership interests of Ancestry.com LLC are held indirectly by Ancelux Topco S.C.A., a Luxembourg société en commandite par actions (“Topco”). Accordingly, all of the ownership of Ancestry.com LLC represented in the chart below reflects the holders’ effective pecuniary interest in Ancestry.com LLC held through such holders’ interest in Topco. The ownership percentages shown below are based on 30,508,289 shares of Topco outstanding as of January 31, 2014.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all equity interests beneficially owned, subject to community property laws where applicable. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise specified, the address of each beneficial owner is c/o Ancestry.com LLC, 360 West 4800 North, Provo, UT 84604.

Name and Address of Beneficial Owner	Percentage of Ancestry.com LLC Beneficially Owned
Ancelux Topco S.C.A.(1)	100.0%
Permira Advisers LLC(2) 64 Willow Place, Suite 101 Menlo Park, California 94025	92.6%
Spectrum Equity Investors V, L.P. and an affiliate(3) c/o Spectrum Equity Investors 333 Middlefield Road Suite 200 Menlo Park, California 94025	7.4%
Timothy Sullivan(4)	8.8%
Howard Hochhauser(5)	1.4%
Eric Shoup(6)	*
Bruce Chizen(7)	*
Janice Chaffin(8)	*
Brad Garlinghouse(9)	*
Victor Parker(10)	7.4%
Brian Ruder(11)	92.6%
Richard Sanders(12)	92.6%
All members of the Operating Committee and executive officers as a group (11 persons)(13)	100.0%

*	Less than 1%.
(1)	Topco is a holding company with no assets or liabilities other than its indirect ownership of one hundred percent of Ancestry.com LLC.
(2)	Permira IV Continuing L.P.1, Permira IV Continuing L.P.2, Permira Investments Limited and P4 Co-Investment L.P. (collectively, “Permira IV”), which are investment funds advised by Permira Advisers LLC, collectively indirectly own 15,036,385 shares, or approximately 49.3%, of Topco. Permira Advisers LLC may be deemed to beneficially own, in the aggregate, 92.6% of the Company because (i) Permira Advisers LLC is an investment advisor to Permira IV, (ii) Permira IV controls Topco and, other than with respect to the 2,258,228 shares, or approximately 7.4%, of Topco beneficially owned by the Spectrum Funds, has the power to the vote of all of the shares of Topco and (iii) currently has dispositive power over all of the shares of Topco. Mr. Ruder is a member of Permira Advisers LLC, part of the Permira group. Mr. Sanders is a member of Permira Advisers LLP, an affiliate of Permira Advisers LLC and part of the Permira group. Mr. Ruder, Mr. Sanders and Permira Advisers LLC each expressly disclaim beneficial ownership of the Company owned indirectly by Topco and Permira IV, except to the extent of their pecuniary interest therein, if any.
(3)	Spectrum Equity Investors V, L.P. (“SEI V”) and Spectrum V Investment Managers’ Fund, L.P. (“IMF V” and, together with SEI V, the “Spectrum Funds”) beneficially own in the aggregate 2,258,228 shares, or approximately 7.4%, of Topco. Mr. Parker is a managing director of the general partner of the general partner of SEI V and a managing director of the general partner of IMF V. Mr. Parker expressly disclaims beneficial ownership of the Company owned indirectly by Topco.
(4)	Mr. Sullivan (i) beneficially owns 2,021,425 shares in Topco; (ii) owns 647,563 shares of Topco through his beneficial ownership interest in Purefoy, LLC; and (iii) holds options with respect to 13,314 Topco shares that are currently vested or will vest within 60 days following January 31, 2014, which represents the vested portion of grants of options to purchase a total of 266,147shares of Topco. Mr. Sullivan also owns 95 shares of Class B common stock of Ancestry US Holdings Inc.

(5)	Mr. Hochhauser (i) beneficially owns 233,114 shares of Topco; (ii) holds vested options with respect to 27,790 shares of Topco that were received in exchange for options of the Predecessor that were converted in the Transaction; (iii) holds options with respect to 66,535 shares of Topco that were granted following the Transaction that are currently vested or that will vest within 60 days following January 31, 2014, which represents the vested portion of grants of options to purchase a total of 266,147 shares of Topco; and (iii) holds RSUs with respect to 9,030 shares of Topco that were received in exchange for RSUs of the Predecessor that were rolled over in the Transaction that are vested or will vest within 60 days of January 31, 2014. Mr. Hochhauser also owns 888 shares of Class B common stock of Ancestry US Holdings Inc.
(6)	Mr. Shoup (i) beneficially owns 67,746 shares of Topco; and (ii) holds options with respect to 48,384 shares of Topco that were granted following the Transaction that are currently vested or that will vest within 60 days following January 31, 2014, which represents the vested portion of a grant of options to purchase a total of 193,557 shares of Topco made to Mr. Shoup.
(7)	Mr. Chizen (i) owns 112,910 shares of Topco through Chizen Family Investment Partnership, L.P.; and (ii) holds options with respect to 22,372 shares of Topco that are currently vested or that will vest within 60 days following January 31, 2014, which represents the vested portion of a grant of options to purchase a total of 89,516 shares of Topco made to Mr. Chizen.
(8)	Ms. Chaffin (i) indirectly owns 11,291 shares of Topco; and (ii) holds options with respect to 3,381 shares of Topco that are currently vested or that will vest within 60 days following January 31, 2014, which represents the vested portion of a grant of options to purchase a total of 22,582 shares of Topco made to Ms. Chaffin.
(9)	Mr. Garlinghouse (i) indirectly owns 4,515 shares of Topco; and (ii) holds options with respect to 3,381shares of Topco that are currently vested or that will vest within 60 days following January 31, 2014, which represents the vested portion of a grant of options to purchase a total of 22,582 shares of Topco made to Mr. Garlinghouse.
(10)	Mr. Parker owns no shares of Topco directly. By virtue of being an authorized officer of Spectrum Equity, Mr. Parker may be deemed to have or share beneficial ownership of interests beneficially owned by Spectrum Equity. Mr. Parker expressly disclaims beneficial ownership of such interests, except to the extent of his pecuniary interest therein, if any.
(11)	Mr. Ruder owns no shares of Topco directly. By virtue of being a member of Permira Advisers LLC, part of the Permira group, Mr. Ruder may be deemed to have or share beneficial ownership of interests beneficially owned by Permira Advisers LLC. Mr. Ruder expressly disclaims beneficial ownership of such interests, except to the extent of his pecuniary interest therein, if any.
(12)	Mr. Sanders owns no shares of Topco directly. By virtue of being a member of Permira Advisers LLP, an affiliate of Permira Advisers LLC and part of the Permira group, Mr. Sanders may be deemed to have or share beneficial ownership of interests beneficially owned by Permira Advisers LLC. Mr. Sanders expressly disclaims beneficial ownership of such interests, except to the extent of his pecuniary interest therein, if any.
(13)	The number of percentage ownership of all members of the Operating Committee and executive officers, as a group, reflects (i) all of the 92.6% interest deemed to be owned by Permira Advisers LLC, with respect to which Mr. Ruder and Mr. Sanders may be deemed to share beneficial ownership, (ii) the 7.4% interest deemed to be owned by the Spectrum Funds, with respect to which Mr. Parker may be deemed to share beneficial ownership (which beneficial ownership Mr. Parker expressly disclaims), and (iii) the shares of Topco owned directly and indirectly by the members of the Operating Committee and the executive officers of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

From time-to-time, we enter into transactions in the normal course of business with related parties. See Note 16 to the audited Consolidated Financial Statements for additional information regarding related party transactions.

Transaction Fee and Monitoring Agreement

In connection with the Transaction in 2012, we entered into a transaction fee and monitoring agreement with Permira and Spectrum pursuant to which we agreed to pay Permira a one-time fee of $15.8 million related to the Transaction and to pay Permira and Spectrum an annual advisory fee in the aggregate amount of $1.5 million and to reimburse Permira and Spectrum for all reasonable expenses that they incur in connection with providing management services to us. The transaction fee and monitoring agreement also includes customary indemnification provisions. Amounts incurred under these agreements were $1.6 million and $15.8 million in the fiscal years ended December 31, 2013 and 2012, respectively.

Policies for Review and Approval of Related Party Transactions

We maintain a written related person transaction policy that sets forth the policies and procedures for the review and approval or ratification of related person transactions. Under SEC rules, a related person is a director, officer, nominee for director since the beginning of the previous fiscal year, a 5% stockholder at the time a transaction occurs and, in each case, any such person’s immediate family members. The related person transaction policy is administered by our Audit Committee. This policy provides that, in determining whether or not to recommend the initial approval or ratification of a related person transaction, the relevant facts and circumstances available be considered by the Audit Committee, including, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Director Independence

Our Operating Committee has determined that Ms. Chaffin and Mr. Garlinghouse are independent under the rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed for professional services rendered by Ernst & Young LLP for the years ended December 31, 2013 and 2012:

Fee Category	Year ended December 31, 2013	Year ended December 31, 2012
Audit Fees	$1,047,954	$1,080,090
Audit-Related Fees	—	108,444
Tax Fees	244,766	153,818
All Other Fees	—	—

Total Fees	$1,292,720	$1,342,352

Audit Fees. Audit Fees consist of fees for professional services provided or to be provided in connection with the audit of our Consolidated Financial Statements, the audit of our internal control over financial reporting and review of our interim Consolidated Financial Statements, and services related to other regulatory and statutory filings.

Audit-Related Fees. Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our Consolidated Financial Statements and are not reported under “Audit Fees.”

Tax Fees. Tax Fees consist of fees billed for professional services for tax advice and tax planning. These services also included general tax consulting.

The Audit Committee pre-approved all services performed in 2013 and 2012.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

We have a policy under which the Audit Committee must pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval would generally be requested as needed, with any pre-approval detailed as to the particular service, which must be classified in one of the four categories of services listed below. In connection with this pre-approval policy, the Audit Committee also considers whether the categories of pre-approved services are consistent with the SEC and the Public Company Accounting Oversight Board rules on accountant independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report.:

(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Member’s Interests

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto.

(3) Exhibits are incorporated by reference or are filed with this Annual Report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of October 21, 2012, by and among Global Generations International Inc., Global Generations Merger Sub Inc. and Ancestry.com Inc.	8-K	001-34518	October 22, 2012	2.1

3.1	Certificate of Formation of Ancestry.com LLC	S-4	333-189129-16	June 6, 2013	3.1

3.2	Third Amended and Restated Limited Liability Company Agreement of Ancestry.com LLC	10-Q	333-189129-16	Oct. 31, 2013	3.1

4.1	Indenture, dated as of December 28, 2012, among Global Generations Merger Sub Inc., Anvil US 1 LLC and Wells Fargo Bank, National Association, as trustee	S-4	333-189129-16	June 6, 2013	4.1

4.1.1	Supplemental Indenture, dated as of December 28, 2012, among Ancestry.com Inc., Anvil US 1 LLC, Global Generations International Inc., Ancestry.com LLC, Ancestry.com DNA, LLC, TGN Services, LLC, We’re Related, LLC, Ancestry.com Operations Inc., iArchives, Inc. and Wells Fargo Bank, NA, as trustee.					X

4.1.2	Second Supplemental Indenture, dated as of January 28, 2013, among Ancestry.com Inc., Anvilire Limited, Anvilire One Limited, Ancelux 3 S.á r.l., Ancelux 4 S.á r.l., Anvil US 2 LLC and Wells Fargo Bank, NA, as trustee.					X

4.1.3	Third Supplemental Indenture, dated as of May 10, 2013, among Ancestry.com Inc., Ancestry.com LLC, Ancestry Information Operations Company, Ancestry International DNA Company and Wells Fargo Bank, NA, as trustee.					X

4.1.4	Fourth Supplemental Indenture, dated as of May 10, 2013, among Ancestry.com Inc., Ancestry.com LLC, Ancestry Ireland DNA LLC and Wells Fargo Bank, NA, as trustee.					X

4.1.5	Fifth Supplemental Indenture, dated as of September 27, 2013, among Ancestry.com Inc., Ancestry.com LLC, Anvilire Two and Wells Fargo Bank, NA, as trustee.					X

4.1.6	Sixth Supplemental Indenture, dated as of December 23, 2013, among Ancestry.com Inc., Ancestry.com LLC, Find A Grave, Inc. and Wells Fargo Bank, NA, as trustee.					X

4.2	Form of 11.00% Senior Notes due 2020 (included as part of Exhibit 4.1 above)	S-4	333-189129-16	June 6, 2013	4.2

4.3	Registration Rights Agreement, dated as of December 28, 2012, among Global Generations Merger Sub Inc., Anvil US 1 LLC and Morgan Stanley & Co. LLC, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and RBC Capital Markets, LLC as representatives of the initial purchasers	S-4	333-189129-16	June 6, 2013	4.3

4.3.1	Joinder to the Registration Rights Agreement, dated as of December 28, 2012, among Ancestry.com Inc., Global Generations International Inc., Ancestry.com LLC, Ancestry.com DNA, LLC, iArchives, Inc., Ancestry.com Inc., Global Generations International Inc., Ancestry.com LLC, Ancestry.com DNA, LLC, iArchives, Inc., TGN Services, LLC, We’re Related, LLC and Ancestry.com Operations Inc. and Morgan Stanley & Co. LLC, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and RBC Capital Markets, LLC as representatives of the initial purchasers	S-4	333-189129-16	June 6, 2013	4.3.1

10.1†	MyFamily.com, Inc. Executive Stock Plan	S-1/A	333-160986	Sept. 15, 2009	10.3

10.2†	Generations Holdings, Inc. 2008 Stock Purchase and Option Plan	S-1/A	333-160986	Sept. 15, 2009	10.4

10.3†	Amendment No. 1 to Generations Holdings, Inc. 2008 Stock Purchase and Option Plan	10-K	001-34518	Mar. 8, 2011	10.5

10.4†	Ancestry.com Inc. 2009 Stock Incentive Plan	S-1/A	333-160986	Sept. 15, 2009	10.5

10.5†	Amendment No. 1 to Ancestry.com Inc. 2009 Stock Incentive Plan	10-K	001-34518	Mar. 8, 2011	10.7

10.6†	Second Amended and Restated Ancelux Topco S.C.A. Equity Incentive Plan					X

10.7†	Form of Option Agreement (Sullivan and Hochhauser) for Ancelux Topco S.C.A. Equity Incentive Plan	S-4	333-189129-16	June 6, 2013	10.9

10.8†	Form of Option Agreement (Other Officers) for Ancelux Topco S.C.A. Equity Incentive Plan	S-4	333-189129-16	June 6, 2013	10.10

10.9†	Form of Option Agreement (General Form) for Ancelux Topco S.C.A. Equity Incentive Plan	S-4	333-189129-16	June 6, 2013	10.26

10.10†	Form of Restricted Share Unit Agreement for Ancelux Topco S.C.A. Equity Incentive Plan	S-4	333-189129-16	June 6, 2013	10.27

10.11	Credit and Guaranty Agreement, dated as of December 28, 2012, among Ancestry.com Inc., Ancestry.com LLC (f/k/a Anvil US 1 LLC), Ancestry US Holdings Inc. (f/k/a Global Generations International Inc.), the subsidiary guarantors party thereto, the several lenders party thereto and Barclays Bank PLC, as administrative agent.	S-4	333-189129-16	June 6, 2013	10.1

10.11.1	Amendment No. 1, dated as of May 15, 2013, among Ancestry.com Inc., Ancestry.com LLC (f/k/a Anvil US 1 LLC), Ancestry US Holdings Inc. (f/k/a Global Generations International Inc.), the subsidiary guarantors party thereto, the several lenders party thereto and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.	S-4	333-189129-16	June 6, 2013	10.1.1

10.11.2††	Amendment No. 2, dated as of December 30, 2013, among Ancestry.com Inc., Ancestry.com LLC (f/k/a Anvil US 1 LLC), Ancestry US Holdings Inc. (f/k/a Global Generations International Inc.), the subsidiary guarantors party thereto, the several lenders party thereto and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.					X

10.11.3	Guarantor Joinder Agreement, dated as of January 28, 2013, between Ancestry International LLC (f/k/a Anvil US 2 LLC) and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.					X

10.11.4	Guarantor Joinder Agreement, dated as of January 28, 2013, among Ancelux 3 S.á r.l., Ancelux 4 S.á r.l. and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.					X

10.11.5	Guarantor Joinder Agreement, dated as of January 28, 2013, between Anvilire (f/k/a Anvilire Limited) and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.					X

10.11.6	Guarantor Joinder Agreement, dated as of January 28, 2013, between Anvilire One (f/k/a Anvilire One Limited) and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.					X

10.11.7	Guarantor Joinder Agreement, dated as of May 10, 2013, between Ancestry Ireland DNA LLC and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.					X

10.11.8	Guarantor Joinder Agreement, dated as of May 10, 2013, among Ancestry Information Operations Company, Ancestry International DNA Company and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.					X

10.11.9	Guarantor Joinder Agreement, dated as of September 27, 2013, between Anvilire Two and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.					X

10.11.10	Guarantor Joinder Agreement, dated as of December 23, 2013, between Find A Grave, Inc. and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.					X

10.12	Transaction and Monitoring Fee Agreement, dated as of December 28, 2012, by and among Ancestry.com Inc., Permira IV Limited, Permira Advisers LLC and Applegate & Collatos, Inc.	S-4	333-189129-16	June 6, 2013	10.2

10.13†	Ancestry.com Inc. Description of 2013 Performance Incentive Program	S-4	333-189129-16	June 6, 2013	10.12

10.14†	Ancestry.com Inc. Description of 2014 Performance Incentive Program					X

10.15†	Form of Indemnification Agreement to be entered into with each director, the CEO, CFO and the GC.	S-1/A	333-160986	Oct. 20, 2009	10.19

10.16†	Employment Letter by and between Timothy Sullivan and Ancestry.com Inc., dated December 28, 2012	S-4	333-189129-16	June 6, 2013	10.13

10.17†	Amended and Restated Employee Rollover Stock Option Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Timothy Sullivan	S-4	333-189129-16	June 6, 2013	10.21

10.18†	Amended and Restated Employee Rollover Restricted Stock Unit Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Timothy Sullivan	S-4	333-189129-16	June 6, 2013	10.23

10.19†	Amendment to the Amended and Restated Employee Rollover Stock Option Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Timothy Sullivan	10-Q	333-189129-16	Oct. 31, 2013	10.2

10.20†	Employment Letter by and between Howard Hochhauser and Ancestry.com Inc., dated December 28, 2012	S-4	333-189129-16	June 6, 2013	10.14

10.21†	Amended and Restated Employee Rollover Stock Option Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Howard Hochhauser	S-4	333-189129-16	June 6, 2013	10.22

10.22†	Amended and Restated Employee Rollover Restricted Stock Unit Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Howard Hochhauser	S-4	333-189129-16	June 6, 2013	10.24

10.23†	Amendment to the Amended and Restated Employee Rollover Stock Option Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Howard Hochhauser	10-Q	333-189129-16	Oct. 31, 2013	10.3

10.24†	Employment Letter by and between William Stern and Ancestry.com Inc., dated June 29, 2009	S-1/A	333-160986	Sept. 15, 2009	10.24

10.25†	Amendment No. 1, dated July 22, 2010, to Offer Letter dated June 29, 2009, between William Stern and Ancestry.com Inc.	10-Q	001-34518	Nov. 2, 2010	10.6

10.26†	Employment Letter by and between Eric Shoup and Ancestry.com Inc., dated March 30, 2010	10-K	001-34518	Mar. 8, 2011	10.34

10.27†	Amendment No. 1, dated July 22, 2010, to Offer Letter dated March 30, 2010, between Eric Shoup and Ancestry.com Inc.	10-K	001-34518	Mar. 8, 2011	10.35

10.28†	Amendment No. 2, dated April 26, 2011, to Offer Letter dated March 30, 2010, between Eric Shoup and Ancestry.com Inc.	10-Q	001-34518	May 3, 2011	10.4

10.29†	Employment Letter by and between Scott Sorensen and Ancestry.com Inc., dated March 9, 2012	S-4	333-189129-16	June 6, 2013	10.18

10.30†	Employee Rollover Restricted Stock Unit Agreement by and among Ancelux Topco S.C.A. and Scott Sorensen	S-4	333-189129-16	June 6, 2013	10.25

14.1	Code of Business Conduct					X

21.1	List of Subsidiaries of Ancestry.com LLC					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
†	Indicates a management contract or compensatory plan
††	Filed herewith to correct a typographical error in the document previously filed as exhibit 10.1 to Form 8-K (File No. 333-189129-16) filed with the Securities and Exchange Commission on January 6, 2014.

Report of Independent Registered Public Accounting Firm

The Operating Committee

Ancestry.com LLC

We have audited the accompanying consolidated balance sheets of Ancestry.com LLC as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), member’s interests / stockholders’ equity, and cash flows for the year ended December 31, 2013, the period from December 29, 2012 through December 31, 2012 (successor), the period from January 1, 2012 through December 28, 2012 (predecessor), and the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ancestry.com LLC at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2013, the period from December 29, 2012 through December 31, 2012 (successor), the period from January 1, 2012 through December 28, 2012 (predecessor), and the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 28, 2014

ANCESTRY.COM LLC

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$86,554	$35,651
Restricted cash	60,740	83,863
Accounts receivable, net of allowances of $605 and $661 at December 31, 2013 and December 31, 2012, respectively	11,382	11,089
Income tax receivable	3,285	41,799
Current deferred income taxes	20,350	—
Prepaid expenses and other current assets	11,530	9,816

Total current assets	193,841	182,218
Property and equipment, net	37,613	27,813
Content databases, net	272,758	270,984
Intangible assets, net	416,735	600,628
Goodwill	948,283	945,619
Other assets	35,512	50,192

Total assets	$1,904,742	$2,077,454

LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable	$12,575	$11,432
Accrued expenses	51,923	62,120
Acquisition-related liabilities	60,640	83,863
Deferred revenues	137,864	116,953
Current deferred income taxes	—	2,021
Current portion of long-term debt	36,760	6,432

Total current liabilities	299,762	282,821
Long-term debt, net	869,620	936,797
Deferred income taxes	185,553	235,167
Other long-term liabilities	9,110	13,323

Total liabilities	1,364,045	1,468,108
Commitments and contingencies
Member’s interests
Member’s interests	693,072	682,021
Accumulated deficit	(152,375)	(72,675)

Total member’s interests	540,697	609,346

Total liabilities and member’s interests	$1,904,742	$2,077,454

See accompanying notes to Consolidated Financial Statements

ANCESTRY.COM LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Successor		Predecessor
	Year ended	Period from	Period from	Year ended
	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	December 31, 2011
Revenues:
Subscription revenues	$499,557	$3,194	$451,744	$377,364
Product and other revenues	40,834	264	31,883	22,297

Total revenues	540,391	3,458	483,627	399,661
Costs of revenues:
Cost of subscription revenues	91,118	664	66,741	58,292
Cost of product and other revenues	24,324	159	19,162	8,216

Total cost of revenues	115,442	823	85,903	66,508

Gross profit	424,949	2,635	397,724	333,153
Operating expenses:
Technology and development	85,723	642	77,512	58,245
Marketing and advertising	145,103	1,145	138,073	122,997
General and administrative	55,691	381	45,995	39,734
Amortization of acquired intangible assets	185,193	1,472	16,551	16,711
Transaction-related expenses	—	102,264	7,104	—

Total operating expenses	471,710	105,904	285,235	237,687

Income (loss) from operations	(46,761)	(103,269)	112,489	95,466
Interest expense, net	(97,837)	(730)	(1,065)	(589)
Other income (expense), net	(655)	—	742	(637)

Income (loss) before income taxes	(145,253)	(103,999)	112,166	94,240
Income tax benefit (expense)	65,553	31,324	(41,377)	(31,345)

Net income (loss)	$(79,700)	$(72,675)	$70,789	$62,895

See accompanying notes to Consolidated Financial Statements

ANCESTRY.COM LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Successor		Predecessor
	Year ended	Period from	Period from	Year ended
	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	December 31, 2011
Net income (loss)	$(79,700)	$(72,675)	$70,789	$62,895
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	381	(79)

Other comprehensive income (loss)	—	—	381	(79)

Total comprehensive income (loss)	$(79,700)	$(72,675)	$71,170	$62,816

See accompanying notes to Consolidated Financial Statements

ANCESTRY.COM LLC

CONSOLIDATED STATEMENTS OF MEMBER’S INTERESTS/STOCKHOLDERS’ EQUITY

(in thousands)

	Member’s Interests	Common Shares	Amount	Additional Paid-In Capital	Treasury Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Member’s Interests/ Stockholders’ Equity
Predecessor
Balance as of January 1, 2011	$—	45,179	$45	$328,957	—	$—	$643	$34,222	$363,867
Shares issued from the exercise and vesting of stock-based awards, net	—	2,719	3	12,824	—	—	—	—	12,827
Income tax benefit from stock awards	—	—	—	23,140	—	—	—	—	23,140
Stock-based compensation	—	—	—	10,027	—	—	—	—	10,027
Repurchase of common stock	—	—	—	—	(5,105)	(162,168)	—	—	(162,168)
Foreign currency translation adjustment	—	—	—	—	—	—	(79)	—	(79)
Net income	—	—	—	—	—	—	—	62,895	62,895

Balance as of December 31, 2011	—	47,898	48	374,948	(5,105)	(162,168)	564	97,117	310,509
Shares issued from the exercise and vesting of stock-based awards, net	—	1,837	2	8,673	—	—	—	—	8,675
Income tax benefit from stock awards	—	—	—	9,916	—	—	—	—	9,916
Stock-based compensation	—	—	—	15,509	—	—	—	—	15,509
Repurchase of common stock	—	—	—	—	(541)	(12,832)	—	—	(12,832)
Foreign currency translation adjustment	—	—	—	—	—	—	381	—	381
Net income	—	—	—	—	—	—	—	70,789	70,789

Balance as of December 28, 2012	—	49,735	50	409,046	(5,646)	(175,000)	945	167,906	402,947
Successor
Elimination of Predecessor equity structure	—	(49,735)	(50)	(409,046)	5,646	175,000	(945)	(167,906)	(402,947)
Capital contribution in connection with the acquisition of Predecessor	619,756	—	—	—	—	—	—	—	619,756
Fair-value adjustment of rollover equity awards	45,275	—	—	—	—	—	—	—	45,275
Stock-based compensation	3,845	—	—	—	—	—	—	—	3,845
Income tax benefit from stock awards	13,145	—	—	—	—	—	—	—	13,145
Net loss	—	—	—	—	—	—	—	(72,675)	(72,675)

Balance as of December 31, 2012	682,021	—	—	—	—	—	—	(72,675)	609,346
Investor interests issued under stock plans, net of shares withheld for employee taxes	(138)	—	—	—	—	—	—	—	(138)
Stock-based compensation	8,340	—	—	—	—	—	—	—	8,340
Proceeds from member’s capital contributions	2,557	—	—	—	—	—	—	—	2,557
Income tax benefit from stock awards	292	—	—	—	—	—	—	—	292
Net loss		—	—	—	—	—	—	(79,700)	(79,700)

Balance as of December 31, 2013	$693,072	—	$—	$—	—	$—	$—	$(152,375)	$540,697

See accompanying notes to Consolidated Financial Statements

ANCESTRY.COM LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor		Predecessor
	Year ended	Period from	Period from	Year ended
	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	December 31, 2011
Operating activities:
Net income (loss)	$(79,700)	$(72,675)	$70,789	$62,895
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	16,931	—	14,699	13,450
Amortization of content databases	26,781	216	11,328	9,205
Amortization of acquired intangible assets	185,193	1,472	16,551	16,711
Amortization of debt-related costs	26,898	64	463	278
Deferred income taxes	(70,633)	570	(915)	(6,220)
Stock-based compensation expense	8,324	3,845	15,421	9,975
Non-cash adjustment to deferred revenues	21,115	—	—	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(293)	(4,454)	879	(609)
Other assets	(1,878)	496	(3,723)	(4,235)
Income taxes, net	45,867	(31,662)	14,360	33,649
Accounts payable and other liabilities	(15,130)	27,684	5,571	2,650
Excess tax benefits from stock-based compensation	(292)	(13,145)	(10,500)	(26,041)
Deferred revenues	(204)	2,254	18,578	19,324

Net cash provided by (used in) operating activities	162,979	(85,335)	153,501	131,032
Investing activities:
Capitalization of content databases	(22,239)	—	(23,538)	(20,408)
Purchases of property and equipment	(26,714)	—	(20,776)	(13,895)
Acquisitions of businesses, net of cash acquired	(9,000)	(1,352,744)	(114,506)	—

Net cash used in investing activities	(57,953)	(1,352,744)	(158,820)	(34,303)
Financing activities:
Proceeds from exercise of stock options	457	—	11,922	13,881
Taxes paid related to net share settlement of stock-based awards	(595)	—	(3,247)	(1,054)
Proceeds from debt	—	943,200	70,000	10,000
Principal payments on debt	(47,896)	—	(80,000)	—
Payment of deferred financing costs	(8,938)	(38,033)	—	—
Excess tax benefits from stock-based compensation	292	13,145	10,500	26,041
Member’s capital contributions	2,557	555,418	—	—
Repurchases of common stock	—	—	(12,832)	(162,168)

Net cash provided by (used in) financing activities	(54,123)	1,473,730	(3,657)	(113,300)
Effect of changes in foreign currency exchange rates on cash and cash equivalents	—	—	29	50
Net increase (decrease) in cash and cash equivalents	50,903	35,651	(8,947)	(16,521)

Cash and cash equivalents at beginning of period, less cash acquired	35,651	—	48,998	65,519

Cash and cash equivalents at end of period	$86,554	$35,651	$40,051	$48,998

Supplemental disclosures of cash flow information:
Cash paid for interest	$70,311	$—	$1,368	$466
Cash paid (received) for income taxes	(40,601)	—	27,156	3,683
Supplemental disclosures of non-cash investing and financing activities:
Member’s capital contribution from the rollover of Predecessor common stock & stock-based awards	—	109,613	—	—

See accompanying notes to Consolidated Financial Statements

ANCESTRY.COM LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ancestry.com LLC (the “Parent”) is a holding company and all operations are conducted by its wholly-owned subsidiaries. Ancestry.com LLC and its subsidiaries are collectively referred to as the “Successor”, “Ancestry.com” or the “Company”. Ancestry.com is an online family history resource that derives revenue primarily on a subscription basis from providing customers access to a proprietary technology platform and an extensive collection of billions of historical records that have been digitized, indexed and made available online. On October 21, 2012, the Company’s predecessor, Ancestry.com Inc. (the “Predecessor” or “Issuer”), entered into a definitive merger agreement (the “Merger Agreement”) with Global Generations Merger Sub Inc. (the “Merger Sub”) and its parent company, Ancestry US Holdings Inc. (“Holdings”), to acquire the Predecessor for $32.00 per share of common stock (the “Merger”). Holdings is a wholly-owned subsidiary of Ancestry.com LLC, which is controlled by Permira funds and co-investors (the “Sponsors”). On December 28, 2012, pursuant to the Merger Agreement, the Parent through its wholly-owned subsidiaries completed its acquisition of the Predecessor for approximately $1.5 billion. The Merger and all activity related to the Merger is referred to collectively as the “Transaction”. Other than the change of control, the Company’s primary business activities remain unchanged after the Transaction. See Note 11 for further discussion.

Basis of Presentation

The Consolidated Financial Statements include the accounts of Ancestry.com LLC and its consolidated subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Due to the Transaction, the Consolidated Financial Statements are presented for two periods for the year ended 2012: the Successor period from December 29, 2012 to December 31, 2012 and the Predecessor period from January 1, 2012 to December 28, 2012, which relate to the periods succeeding and preceding the Transaction, respectively. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications did not have a significant impact on the Consolidated Financial Statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

The Company evaluates its estimates to determine their appropriateness, including testing goodwill for impairment, recoverability of long-lived assets, income taxes, the fair value of stock-based awards and the fair value of acquired intangible assets and goodwill in a business combination, among others. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable, the results of which form the basis for the amounts recorded within the Consolidated Financial Statements.

Revenue Recognition

In general, the Company recognizes revenue related to sales of subscriptions, products and services when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Subscription revenues are derived by providing access to the Company’s technologies and content on its various websites. Subscription fees are collected primarily from credit cards through the Company’s websites at the beginning of the subscription period. Subscription revenues are recognized ratably over the subscription period, ranging from one month to one year, net of estimated cancellations.

Product and other revenues are generated from sales of DNA testing services, desktop software, genealogical research services, physical delivery of historical vital records (birth, marriage and death certificates) and other products and services. Service revenues for DNA testing services and other service revenues are recognized upon completion of the services. Sales of desktop software and other products sold directly from the Company’s website are recognized upon shipment, net of estimated returns, provided that collectability is reasonably assured and there are no significant performance obligations. Shipping fees billed to customers are included in product and other revenues, and related shipping costs are included in cost of product and other revenues.

Deferred revenues represent the amounts received from customers for which the performance obligation has not been fulfilled. Deferred revenues are expected to be recognized as revenue within one year based on subscription durations and expected fulfillment dates.

The Company also bundles its subscription services with other Ancestry.com products. For bundles containing multiple elements, revenue is allocated to the elements based on their relative selling price in accordance with the selling price hierarchy. Generally, the stand-alone selling price for each deliverable is determined by vendor specific objective evidence of fair value (“VSOE”), if such information is available. VSOE, generally, only exists when the Company sells the deliverable on a stand-alone basis and the majority of the selling prices fall within a reasonably narrow pricing range. In the absence of VSOE, third-party evidence of the selling price is used. Where neither VSOE nor third-party evidence exists for a given element, management’s best estimate of the selling price is used. Key factors that the Company considers in developing its best estimate of the selling price include historical sales prices, prices the Company charges for similar offerings, and the Company’s current pricing strategy. The subscription element is recognized over its estimated subscription period, and other product elements are recognized upon shipment of the product or completion of the service.

In certain sales transactions, the Company is required to collect and remit sales and value-added taxes. The Company accounts for these taxes on a net basis and such taxes are not included in revenues on the Consolidated Statements of Operations.

The Company maintains a revenue reserve for future subscription cancellations and product returns based on historical trends and data specific to each reporting period. The historical cancellation and returns rates are applied to the current period’s revenues as a basis for estimating future returns. Actual customer subscription cancellations and product returns are charged against this reserve or against deferred revenue to the extent that revenue has not yet been recognized. This reserve has been reflected as a reduction of revenue and accounts receivable.

The following table summarizes the activity for the revenue reserve (in thousands):

	Successor		Predecessor
	Year Ended	Period from	Period from	Year Ended
	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	December 31, 2011
Balance at beginning of period	$661	$661	$527	$406
Amounts reserved against revenue	1,900	—	2,176	2,356
Actual returns	(1,956)	—	(2,042)	(2,235)

Balance at end of period	$605	$661	$661	$527

Cost of Revenues

Cost of subscription revenues consists of amortization of content databases, including the fair value of content databases acquired as part of the Transaction, personnel-related costs of web support and subscriber services employees, web server operating costs, credit card processing fees, outside service costs for subscriber services, royalty costs on certain content licensed from others and iOS transaction fees. Web server operating costs include depreciation and software licensing on web servers and related equipment and web hosting costs.

Cost of product and other revenue consists of AncestryDNA service costs, direct costs of products sold, shipping costs, personnel-related costs including ProGenealogists’ genealogical research services and credit card processing fees.

Certain Risks and Concentrations

Financial instruments that potentially subject the Company to credit risk consist principally of cash equivalents and accounts receivable. Cash equivalents are comprised of money market funds. Accounts receivable are unsecured and include receivables from businesses and individual customers. No one customer accounted for more than 10% of the Company’s revenues for the year ended December 31, 2013, the periods from December 29, 2012 to December 31, 2012, and from January 1, 2012 to December 28, 2012 and for the year ended December 31, 2011. One customer accounted for 13% of accounts receivable at December 31, 2013 and two customers accounted for 12% and 10% of accounts receivable at December 31, 2012. The customers that accounted for more than 10% of the Company’s accounts receivable balances, which are not material as a percentage of revenues, are businesses with extended payment terms that are responsible for the sale of various Company services and products.

Cash and Cash Equivalents

Cash and cash equivalents consists of highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash consists primarily of cash held in escrow on behalf of stockholders who exercised their appraisal rights in connection with the Transaction and for potential indemnification obligations from acquisitions completed by the Company and the Predecessor. As of December 31, 2013, the Company had restricted cash of $60.7 million, all of which is classified as current assets on the Consolidated Balance Sheet. As of December 31, 2012, the Company had restricted cash of $92.1 million, of which $8.3 million is classified as long-term in other assets on the Consolidated Balance Sheet.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest-bearing. Accounts receivable consists of credit card charges processed by the Company’s credit card processors but not yet deposited into a Company bank account and receivables from businesses with extended payment terms responsible for the sale of various Company services and products. The Company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. The allowance for doubtful accounts was immaterial as of December 31, 2013 and 2012.

Inventory

Net inventory was $0.2 million and $2.3 million at December 31, 2013 and 2012, respectively. Inventory consists primarily of DNA testing and packaging materials, which are classified as raw materials, and DNA testing kits, which are classified as finished goods and are stated at lower of cost or market. Cost is determined using the first-in, first-out method. The Company maintains an allowance for excess and obsolete inventory based on historical product sales and current inventory levels. Inventory is included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

Property and Equipment

Property and equipment are recorded at cost and are stated net of accumulated depreciation and amortization. Property and equipment acquired in business combinations are recorded at estimated fair value. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are three years for computer equipment, purchased software and furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets, generally five years. Repairs and maintenance costs are expensed as incurred. Major renewals and improvements that extend the useful lives of existing assets are capitalized and depreciated over their estimated useful lives.

Content Databases

Content databases consists of historical family history records, including census records, birth records, marriage records, death records, immigration documents, photographs, maps, military records, newspapers and other collections that the Company has accumulated in its databases. These records have been digitized and indexed to allow subscribers to search and view the content online and include the costs to acquire or license the historical records, costs incurred by Company employees or by third parties to scan, key and index the content and the fair value allocated to content databases in business acquisitions. The Company also occasionally enters into non-monetary exchanges in order to obtain content records, which are accounted for under ASC 845 Nonmonetary Transactions. The Company amortizes content databases on a straight-line basis over ten years after the content is released for viewing on the Company’s websites. The amortization expense associated with content databases is included in cost of subscription revenues in the Consolidated Statements of Operations. Costs to renew or extend the term of licensed content databases are expensed as incurred.

Software Development Costs

Software development costs associated with software to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized. To date, costs incurred between the establishment of technological feasibility and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has generally charged such costs to technology and development in the period incurred.

Fair Value of Acquired Intangible Assets and Goodwill

The Company allocates the fair value of purchase consideration from acquisitions to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The Company engages independent third-party appraisal firms to assist it in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to acquired intangible assets. Significant estimates in valuing certain intangible assets include but are not limited to future expected cash flows, replacement cost of technology assets and discount rates.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized but rather tested for impairment at least annually or more frequently if events or changes in circumstances indicate that it may be impaired. The Company conducts its annual impairment test in the fourth quarter based on a single reporting unit. Impairment is recognized when the fair value of goodwill is less than the carrying value. No impairment losses related to goodwill were recognized for the year ended December 31, 2013, the periods from December 29, 2012 to December 31, 2012, and from January 1, 2012 to December 28, 2012 and for the year ended December 31, 2011.

Intangible Assets

The Company amortizes its finite lived intangible assets over their estimated useful lives, ranging from one to 10 years using methods which approximate the pattern in which the underlying economic benefits are consumed.

Recoverability of Long-Lived Assets

The Company reviews content databases, property and equipment and intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows that the asset or asset group is expected to generate. If assets are determined to be impaired, the impairment loss to be recognized equals the amount that the carrying value of the asset or group of assets exceeds its fair value. Impairment losses recognized for the year ended December 31, 2013, the periods from December 29, 2012 to December 31, 2012, and from January 1, 2012 to December 28, 2012 and for the year ended December 31, 2011 were immaterial.

Debt Financing Costs

Costs related to debt financing are deferred and amortized to interest expense over the terms of the underlying debt instruments using the effective-interest method. Deferred financing costs are classified in Other assets. As of December 31, 2013 and December 31, 2012, deferred financing costs of $31.6 million and $37.8 million are reflected as Other assets on the Consolidated Balance Sheet, respectively. Original issue discounts are netted against the principal balance of long-term debt. As of December 31, 2013 and December 31, 2012, original issue discounts of $15.7 million and $26.8 million are reflected as Long-term debt on the Consolidated Balance Sheet, respectively.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryovers. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest related to uncertain tax positions in income tax expense.

Foreign Currency

The financial statements of foreign subsidiaries whose functional currency is the U.S. dollar are remeasured into U.S. dollars using period-end or historical exchange rates for assets and liabilities and average exchange rates for the period for revenues and expenses. Net foreign currency remeasurement gains and losses are included in Other income (expense), net in the accompanying Consolidated Statements of Operations. Foreign currency remeasurement gains and (losses), net were approximately $(0.6) million for the year ended December 31, 2013; insignificant for the period from December 29, 2012 to December 31, 2012; approximately $0.6 million for the period from January 1, 2012 to December 28, 2012; and approximately $(0.8) million for the year ended December 31, 2011.

Net gains and losses related to foreign currency transactions are included in Other income (expense), net in the accompanying Consolidated Statements of Operations. Net gains and (losses) from foreign currency transactions were insignificant for the year ended December 31, 2013, the period from December 29, 2012 to December 31, 2012, the period from January 1, 2012 to December 28, 2012 and for the year ended December 31, 2011.

Stock-Based Compensation

The Company’s stock-based compensation plan allows (and the Predecessor’s stock-based compensation allowed) for the issuance of stock-based awards, including stock options and restricted stock units (“RSUs”) to employees, officers, and directors. As of December 31, 2013, outstanding stock-based awards are in an indirect parent entity of the Successor. Each award represents a contingent right to receive an equivalent investor interest upon exercise of the option or vesting of an RSU. Proceeds from option exercises are due to the Company’s indirect parent entity, which issues the equity awards. The Predecessor’s awards represented a contingent right to one share of the Predecessor’s common stock.

Stock-based compensation expense is recorded by amortizing the fair value of each stock-based award expected to vest over the requisite service period. The fair value of each stock option award is calculated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires various assumptions including fair value of the underlying investor’s interest or stock, volatility, expected option life, risk-free interest rate and expected dividends. The fair value of RSUs is based on the value of the investor’s interest or the closing price of the Predecessor’s common stock on the date of grant. In addition, assumptions are made regarding the rate of forfeiture of stock-based awards prior to vesting. The Company estimates forfeiture rates based on historical forfeitures of its stock options and RSUs. To the extent the actual forfeiture rate is different from the estimate, stock-based compensation expense is adjusted accordingly. If any of the assumptions used in estimating the fair value of awards change significantly or the actual forfeiture rate is different than the estimate, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Because the Company’s indirect parent entity is privately held and there is no public market for its equity, the fair value of an investor interest is determined by the Company’s Operating Committee, which considered numerous objective and subjective factors to determine the fair value of its investor interests at each meeting at which awards were approved. The factors included, but were not limited to: (i) estimates of fair value completed by third-party valuation firms; (ii) the Company’s actual operating and financial results; (iii) current business conditions and projections; (iv) and the lack of marketability.

Investor interests of the Successor or shares of the Predecessor for RSUs are issued on their respective vesting dates, generally, net of the minimum statutory tax withholding requirements. As a result, the actual number of investor interests or shares issued will generally be fewer than the actual number of RSUs outstanding.

Leases

Leases are categorized at their inception as either operating or capital leases. Lease costs, including any rent holidays or other incentives, are recognized on a straight-line basis over the term of the lease.

External Marketing and Advertising

External marketing and advertising costs are expensed as incurred. Total external marketing and advertising expenses were $120.2 million for the year ended December 31, 2013, $1.0 million for the period from December 29, 2012 to December 31, 2012, $116.6 million for the period from January 1, 2012 to December 28, 2012; and $106.4 million for the year ended December 31, 2011.

Research and Development

All expenditures for research and development are charged to technology and development expense as incurred.

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

2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Cash	$47,271	$30,649
Cash equivalents:
Money market funds	39,283	5,002

Total cash and cash equivalents	$86,554	$35,651

3. FAIR VALUE MEASUREMENTS

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

Cash equivalents are classified as Level 1 as they have readily available market prices in an active market. There were no movements between fair value measurement levels of the Company’s cash equivalents during the year ended December 31, 2013, and the periods from December 29, 2012 to December 31, 2012 and January 1, 2012 to December 28, 2012. The following table summarizes the financial instruments of the Company at fair value based on the valuation approach applied to each class of security as of December 31, 2013 (in thousands):

	Fair Value Measurement at Reporting Date Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market funds	$39,283	$39,283	$—	$—

Total assets	$39,283	$39,283	$—	$—

The following table summarizes the financial instruments of the Company at fair value based on the valuation approach applied to each class of security as of December 31, 2012 (in thousands):

	Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$5,002	$5,002	$—	$—

Total assets	$5,002	$5,002	$—	$—

The carrying amounts as of December 31, 2013 and December 31, 2012 for accounts receivable and accounts payable approximated their fair values due to the immediate or short-term maturities of these financial instruments. As of December 31, 2013, the fair value of debt was $974.7 million. As of December 31, 2012, the carrying value of debt approximated its fair value based on interest rates available to the Company for debt with similar terms. The fair value of debt was considered a Level 2 measurement as the value was determined using observable market inputs, such as current interest rates as well as prices observable from less active markets.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Computer equipment	$33,362	$15,644
Purchased software	6,572	2,908
Furniture and fixtures	4,243	2,661
Leasehold improvements	10,313	6,600

Gross property and equipment	54,490	27,813
Less: accumulated depreciation	(16,877)	—

Net property and equipment	$37,613	$27,813

5. CONTENT DATABASES

Content databases consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Content databases	$279,837	$256,876
Content databases not yet placed in service	19,911	14,324

Gross content databases	299,748	271,200
Less: accumulated amortization	(26,990)	(216)

Content databases, net	$272,758	$270,984

The following schedule summarizes the future expected amortization expense of content databases as of December 31, 2013 for the years indicated (in thousands):

Years Ending December 31,
2014	$27,984
2015	27,984
2016	27,984
2017	27,984
2018	27,984

6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013			December 31, 2012
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Subscriber relationships and contracts	$221,400	$(88,789)	$132,611	$220,400	$(682)	$219,718
Core technology	247,300	(82,072)	165,228	247,300	(658)	246,642
Trademarks and trade names	118,170	(12,240)	105,930	118,000	(92)	117,908
Other intangible assets	16,530	(3,564)	12,966	16,400	(40)	16,360

Intangible assets	$603,400	$(186,665)	$416,735	$602,100	$(1,472)	$600,628

The following schedule summarizes the future expected amortization expense of acquired intangible assets as of December 31, 2013 for the years indicated (in thousands):

Years ended December 31,
2014	$147,614
2015	109,334
2016	71,065
2017	30,588
2018	11,814

The changes in the carrying amounts of goodwill during the year ended December 31, 2013 were as follows (in thousands):

Balance at December 31, 2012	$945,619
Acquisitions	4,016
Other goodwill adjustments	(1,352)

Balance at December 31, 2013	$948,283

7. DEBT

Credit Facility

On December 28, 2012, in connection with the Transaction, the Issuer entered into a $720.0 million credit facility (the “Credit Facility”), consisting of a $670.0 million senior term loan (the “Term Loan”) maturing in December 2018 and a $50.0 million revolving facility (the “Revolving Facility”) expiring in December 2017. On May 15, 2013, the Issuer completed a repricing of the Credit Facility (“First Amended Credit Facility”) primarily to achieve more favorable interest rates on the Term Loan. As part of the repricing, the Term Loan was separated into the Term B-1 Loan, which has the same maturity as the original Term Loan of December 2018, and the Term B-2 Loan, which matures in May 2018.

On December 30, 2013, the Issuer completed a repricing of the First Amended Credit Facility (the “Second Amended Credit Facility”), which included a reallocation of the term loans resulting in a $457.1 million amended Term B-1 Loan (the “Amended Term B-1 Loan”) and a $165.0 million amended Term B-2 Loan (the “Amended Term B-2 Loan”). The maturity dates of the loans did not change as a result of the repricing. The Issuer continues to have a $50.0 million Revolving Facility expiring in December 2017. As of December 31, 2013, no funds had been drawn against the Revolving Facility. Borrowings under the Revolving Facility may be used for the purpose of general working capital, capital expenditures and other capital needs. The Second Amended Credit Facility allows the Issuer to borrow up to $150.0 million plus additional amounts provided the pro forma total net secured leverage ratio does not exceed 4.00 to 1.00 and subject to market availability.

In accordance with ASC 470-50 Debt – Modifications and Extinguishments, the Company performed an analysis on a creditor-by-creditor basis resulting in the effects of the May 2013 and December 2013 repricings being accounted for as either a debt modification or an extinguishment. For the portion of the term loans that was considered to be modified, there was no acceleration of amortization of the associated original issue discount and deferred financing costs. For the portion of the term loans that was considered extinguished, the Company accelerated the amortization of the associated original issue discount and deferred financing costs of $7.5 million and $7.4 million, respectively. Additionally, the Company paid $8.9 million of repricing fees, which included a soft-call fee equal to 1% of the outstanding principal amount of the Term Loan of $6.4 million paid to existing lenders as of the May repricing date, as well as other customary fees and expenses of $2.5 million. The Company recorded $2.3 million of the repricing fees as interest expense and $6.6 million as deferred financing costs in 2013. In total, the Company recognized $17.2 million of additional interest expense during the year ended December 31, 2013 due to the effects of both repricings. As of December 31, 2013, the original issue discounts associated with the Term B-1 Loan and the Term B-2 Loan of $0.8 million and $14.9 million were classified within current portion of long-term debt and long-term debt, net, respectively and deferred financing costs of $0.9 million and $17.0 million were classified within prepaid expense and other current assets and as other assets, respectively, on the Consolidated Balance Sheets. The original issue discount and deferred financing costs will be amortized over the remaining loan terms using the effective interest method.

Amounts borrowed under the Amended Term B-1 Loan are required to be paid in equal quarterly installments totaling 1% of the amended principal amount of the Amended Term B-1 Loan annually, with the balance payable upon maturity. Amounts borrowed under the Amended Term B-2 Loan are payable in equal quarterly installments of $8.25 million, with the balance payable upon maturity. Additionally, subject to certain conditions, mandatory prepayments are required to be made annually beginning in 2015 upon delivery of the 2014 audited financial statements. Mandatory prepayments are required up to 50% of excess cash flow, based on the Company’s net secured leverage ratio and net cash proceeds of certain other transactions.

The Amended Term B-1 Loan, Amended Term B-2 Loan and Revolving Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable margin plus, at the Company’s option, either: (a) a base rate determined by reference to the highest of (i) the Barclays Bank PLC prime rate at such time, (ii) 0.50% in excess of the overnight federal funds rate at such time and (iii) the LIBOR rate that is in effect for a LIBOR loan with an interest period of one month plus 1.00%, provided that the base rate for the Amended Term B-1 Loan and Amended Term B-2 Loan is not less than 2.00%; or (b) a LIBOR rate, provided that the LIBOR rate for the Amended Term B-1 Loan and the Amended Term B-2 Loan is not less than 1.00%. The applicable margin shall mean either: (a) in the case of a base rate Amended Term B-1 Loan, 2.50%, and in the case of a base rate Amended Term B-2 Loan, 2.00%, or (b) in the case of a LIBOR Amended Term B-1 Loan, 3.50%, and in the case of a LIBOR Amended Term B-2 Loan, 3.00%. As of December 31, 2013, the interest rates on the Amended Term B-1 Loan and Amended Term B-2 Loan were equal to a LIBOR floor of 1.00% plus applicable margins of 3.50% and 3.00%, respectively. The applicable margin for the Revolving Facility is subject to step-ups and step-downs based on the Company’s leverage ratio. The Issuer is also required to pay a commitment fee of 0.50% per annum on the unutilized commitments under the Revolving Facility, which fee decreases to 0.375% if the total net secured leverage ratio is less than or equal to 2.75 to 1.00. The effective interest rates of both the Amended Term B-1 Loan and Amended Term B-2 Loan are approximately 5.9%. The effective interest rate of the original Term Loan was approximately 8.6%.

The credit agreement governing the Second Amended Credit Facility permits restricted payments, including dividends, out of “available amounts” (as defined in the agreement for the Second Amended Credit Facility). The available amount formulation includes a starter amount of $25.0 million and will include available amounts beginning with respect to the year ended December 31, 2014. However, available amounts are adjusted annually upon the delivery of the Company’s audited financial statements beginning with the year ended December 31, 2014. Available amounts are adjusted based on the calculation of 50% of the Company’s annual retained excess cash flow. Separately, the credit agreement has a general basket for restricted payments of $40.0 million. As of December 31, 2013 and December 31, 2012, the Company was in compliance with all covenants of the Second Amended Credit Facility.

The Second Amended Credit Facility also requires the Issuer to maintain an interest rate protection agreement for a period of not less than three years from the closing date such that not less than 50% of the outstanding debt of the Issuer and its restricted subsidiaries at the closing date is (i) subject to an interest rate protection agreement or (ii) fixed-rate borrowings. Accordingly, the Issuer has interest rate cap agreements with a $190.0 million total notional amount that cap the three-month LIBOR rate at 1.50% expiring March 31, 2016. This agreement, in conjunction with the fixed interest rate borrowings discussed below, met the stipulations prescribed by the Second Amended Credit Facility agreement. The Issuer, at its discretion, has also entered into an interest rate cap agreement with a $200.0 million total notional amount effective on March 31, 2016 that caps the three-month LIBOR rate at 2.00% expiring December 30, 2016. Changes in the fair value of the interest rate cap are recorded in the Consolidated Statements of Operations during the period of the change. The fair value and the change in fair value of the interest rate caps as of and for the year ended December 31, 2013 were immaterial.

Senior Notes

In December 2012, in connection with the Transaction, the Issuer issued $300.0 million of fixed-rate 11.0% notes (the “Original Notes”) due in December 2020. In August 2013, the Issuer completed its offer to exchange the Original Notes for $300.0 million in new fixed-rate 11.0% notes (the “Notes”) due 2020. The Notes are substantially identical to the Original Notes except that they have been registered under the Securities Act of 1933, as amended, are not subject to transfer restrictions, are not entitled to registration rights and do not provide for the payment of additional interest under circumstances relating to the timing of the exchange offer.

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

The indenture governing the Notes generally permits the payment of restricted payments, including dividends, out of a cumulative basket, which grows quarterly based on 50% of the Company’s cumulative Consolidated Net Income, as defined in the indenture governing the Notes, since October 1, 2012. In addition, as a condition to making such payments, the Company must be in compliance with a fixed charge coverage ratio greater than or equal to 2.0 to 1.0. Separately, the indenture has a general basket for such payments of the greater of $50.0 million or 2.5% of total assets.

Outstanding long-term debt consists of the following (in thousands):

	December 31, 2013			December 31, 2012
	Outstanding Principal	Unamortized Discount	Net Carrying Amount	Outstanding Principal	Unamortized Discount	Net Carrying Amount
Term Loan	$—	$—	$—	$670,000	$(26,771)	$643,229
Term B-1 Loan	457,104	(12,285)	444,819	—	—	—
Term B-2 Loan	165,000	(3,439)	161,561	—	—	—
Notes	300,000	—	300,000	300,000	—	300,000

Total debt	922,104	(15,724)	906,380	970,000	(26,771)	943,229
Less: Current portion	(37,571)	811	(36,760)	(6,700)	268	(6,432)

Long-term debt	$884,533	$(14,913)	$869,620	$963,300	$(26,503)	$936,797

The following is a schedule by year of future principal payments as of December 31, 2013 (in thousands):

Years Ending December 31,	Term B-1 Loan	Term B-2 Loan	Notes	Total
2014	$4,571	$33,000	$—	$37,571
2015	4,571	33,000	—	37,571
2016	4,571	33,000	—	37,571
2017	4,571	33,000	—	37,571
2018	438,820	33,000	—	471,820
Thereafter	—	—	300,000	300,000

Total future principal payments	$457,104	$165,000	$300,000	$922,104

Ancestry.com Holdings LLC Senior Unsecured PIK Notes

On September 17, 2013, the Company’s parent, Ancestry.com Holdings LLC (“Holdings LLC”), closed a private offering of $300.0 million aggregate principal amount of senior unsecured payment-in-kind toggle notes due October 15, 2018 (the “PIK Notes”). Holdings LLC is a holding company with no material operations and limited assets other than its ownership of the membership interests of Ancestry.com LLC. The PIK Notes were issued at 99% of par, resulting in an original issue discount of $3.0 million. Interest on the PIK Notes is payable semi-annually in arrears on April 15 and October 15 each year through maturity, commencing on April 15, 2014. The first and last interest payments on the PIK Notes are required to be entirely payable in cash. All other interest payments are required to be paid in cash, subject to cash availability and restricted payment capacity. If interest payments are not required to be paid in cash, Holdings LLC will be entitled to pay all or a portion of the interest payment by increasing the principal amount of the notes or issuing new notes in an amount equal to the interest payment for the applicable interest period (“PIK Interest”). Cash interest on the PIK Notes will accrue at the rate of 9.625% per annum; PIK Interest will accrue at the rate of 10.375% per annum. Holdings LLC subsequently distributed the proceeds of the debt offering, net of the original issue discount and related fees and expenses, to its indirect parent entity to fund a return-of-capital distribution to its indirect parent entity’s shareholders and stock-based award holders.

The PIK Notes are senior unsecured obligations of Holdings LLC and are structurally subordinated to all the Company’s existing and future indebtedness. Additionally, the Company did not guarantee the PIK Notes, nor were any of its assets pledged as collateral for the PIK Notes. As the Company is not an obligor or a guarantor on the PIK Notes, the debt is recorded only in the financial statements of Holdings LLC and is not reflected in the Consolidated Financial Statements of Ancestry.com LLC. While not required, the Company intends to make dividends to Holdings LLC in order to fund cash interest payments of the PIK Notes, provided that such dividends are permitted under the covenants of the Second Amended Credit Facility and Notes.

8. MEMBER’S INTERESTS

Member’s Interests

Ancestry.com LLC is a wholly-owned subsidiary of Holdings LLC, which is controlled by the Sponsors. Holdings LLC is not individually responsible for any liabilities of the Company solely for reason of being a member or participating in management of the Company.

9. STOCK-BASED AWARDS

Successor

During the year ended December 31, 2013, the Company’s indirect parent adopted the 2013 Equity Incentive Plan, which provides for employees, directors and consultants of the Company to be granted options and restricted stock units (“RSUs”), which represent the option to purchase or rights to own “Investor Interests” in an indirect parent entity of the Company, respectively. Additionally, in connection with the Transaction, the Company’s indirect parent adopted the Predecessor’s 2009 Stock Incentive Plan, the Generations Holding, Inc. Stock Purchase and Option Plan and the 2004 Stock Option Plan (the “Predecessor Plans”). The Company’s indirect parent does not anticipate issuing additional awards under the Predecessor’s plans. All awards granted and outstanding pursuant to these plans have a term not greater than ten years from the original date of grant.

In September 2013, the Company’s indirect parent entity paid a return-of-capital distribution to its shareholders and stock-based award holders. Under the terms of the 2013 Equity Incentive Plan and the Predecessor Plans, an equitable adjustment was required to be made to all stock-based awards outstanding upon a return-of-capital distribution such that no dilution or enlargement of benefits occurred. The stock-based awards outstanding as of the date of the distribution were modified as follows:

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

The disclosures below for awards issued by the indirect parent entity for the year ended December 31, 2013 have been updated to retroactively reflect the effects of the return-of-capital distribution for the weighted-average exercise price of the options and weighted-average grant date fair value of the RSUs granted under the 2013 Equity Incentive Plan. Additionally, due to the Transaction in the prior year, the disclosures for the Successor and Predecessor periods are not comparable due to changes in the equity structure.

Stock Options

Stock options granted are in an indirect parent entity or a subsidiary of the Company.

Each option in the indirect parent entity entitles the grantee to an investor interest in that entity upon exercise. Proceeds from option exercises are paid to the Company’s indirect parent entity, which issues the equity awards. The activity for stock options in the indirect parent entity of the Company for the year ended December 31, 2013 was as follows:

	Successor
			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Units	Exercise	Term	Price
	(in thousands)	Price	(in years)	(in thousands)
Outstanding at December 31, 2012	315	$13.06
Granted	368	91.11
Exercised	(286)	14.01
Canceled	(4)	88.96

Outstanding at December 31, 2013	393	84.61	9.0	$5,400

Exercisable at December 31, 2013	72	54.43	7.3	2,655
Vested and expected to vest at December 31, 2013	379	84.36	9.0	5,283

The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires several estimates including an estimate of the fair value of the underlying investor interest or common stock. The fair value of the Successor’s underlying investor interest was based on the fair value on the grant date. The fair value of the Predecessor’s common stock was determined based on the closing price of the Predecessor’s common stock on the stock option grant date. The expected term was based on the remaining contractual term of the options and the expected exercise behavior of employees including a historical analysis of the exercise behavior of the Predecessor’s employees. Expected volatility was calculated based on the volatilities of a peer group of publicly traded companies and the volatility of the Predecessor’s own stock. The risk-free interest rate of the option is based on the U.S. Treasury rate for the expected term of the option. The following weighted average assumptions were used in the calculations for the year ended December 31, 2013:

	Successor		Predecessor
	Year Ended	Period from	Period from	Year Ended
	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012(1)	Jan. 1, 2012 to Dec. 28, 2012	December 31, 2011
Expected Volatility	44.9%	—	47.5%	42.0%
Expected term (in years)	4.8	—	4.2	5.0
Weighted average risk-free interest rate	0.9%	—	0.7%	1.8%
Weighted average fair value of the underlying common stock	$91.11	—	$23.33	$38.96
Expected dividends	—	—	—	—

(1)	No options were granted during the Successor period from December 29, 2012 to December 31, 2012.

Each option in the Company’s subsidiary entitled the grantee to one common share in the subsidiary entity. Per the terms of the Merger Agreement, outstanding options in the subsidiary of the Company were required to be exercised within 30 days of the closing date of the Transaction. Immediately following the first anniversary of the option exercise date, the shares must then be contributed to the indirect parent entity in exchange for an equivalent number of investor interests. The activity for stock options in the subsidiary of the Company for the year ended December 31, 2013 was as follows:

Successor
Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Units	Exercise	Term	Price
	(in thousands)	Price	(in years)	(in thousands)
Outstanding at December 31, 2012	1	$464.80
Granted	—	—
Exercised	(1)	464.80
Canceled	—	—

Outstanding at December 31, 2013	—	—	—	$—

Exercisable at December 31, 2013	—	—	—	—
Vested and expected to vest at December 31, 2013	—	—	—	—

The fair value of options in the Company’s subsidiary as of the Transaction date was determined to be approximately equal to the intrinsic value of the awards primarily due to the short expected term of the options.

Additional information regarding stock options was as follows (in thousands, except per share data):

	Successor		Predecessor
	Year Ended	Period from	Period from	Year Ended
	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012(1)	Jan. 1, 2012 to Dec. 28, 2012	December 31, 2011
Weighted average grant date fair value of options granted	$56.44	—	$8.86	$15.24
Total intrinsic value of options exercised	26,692	—	34,266	83,495

(1)	No options were granted or exercised during the Successor period from December 29, 2012 to December 31, 2012.

Restricted Stock Units

Each RSU entitles the grantee to an investor interest in an indirect parent entity of the Company, or, at the discretion of the indirect parent entity, cash equal to the fair market value of the award at the settlement date. RSUs granted during the year ended December 31, 2013 generally vest over one year.

RSU activity for the year ended December 31, 2013 was as follows:

	Successor
	2013
		Weighted
	Number of	Average
	Units	Grant Date
	(in thousands)	Fair Value
Outstanding at December 31, 2012	71	$88.96
Granted	20	89.88
Vested	(14)	88.96
Forfeited	(1)	95.36

Outstanding at December 31, 2013	76	89.20

The total fair value of RSUs that vested for the year ended December 31, 2013, the period from January 1, 2012 to December 28, 2012 and for the year ended December 31, 2011 were $2.0 million, $10.4 million and $2.3 million, respectively. No RSUs vested during the period from December 29, 2012 to December 31, 2012.

Summary of Stock-Based Compensation Expense

Stock-based compensation related to Predecessor awards was included in the following captions within the Consolidated Statements of Operations (in thousands) for the following periods:

	Successor		Predecessor
	Year Ended	Period from	Period from	Year Ended
	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	December 31, 2011
Cost of subscription revenues	$190	$—	$896	$446
Technology and development	4,080	—	7,758	4,555
Marketing and advertising	1,006	—	1,913	1,553
General and administrative	3,048	—	4,854	3,421
Transaction-related expenses	—	53,118	—	—

Total stock-based compensation	$8,324	$53,118	$15,421	$9,975

Upon consummation of the Transaction in 2012, the vesting of all outstanding options and RSUs of Predecessor, with the exception of certain stock-based awards that were rolled over from the Predecessor, was accelerated. All stock-based awards outstanding as of that date were converted into the right to receive an amount in cash equal to the intrinsic value of the award based on a price of $32.00 per share. The total value of awards settled in cash was $95.6 million of which $49.3 million was recognized as compensation expense in the Successor period from December 29, 2012 to December 31, 2012. In addition, the Company incurred $3.8 million of stock-based compensation expense in the Successor period from December 29, 2012 to December 31, 2012 due to the cancellation of an out-of the-money Predecessor equity award upon closing of the Transaction.

Unrecognized stock-based compensation for stock options and RSUs at December 31, 2013 was as follows (in thousands, except years):

	Unrecognized Stock-Based Compensation	Weighted Average Remaining Period of Recognition
Stock options	$16,501	4.0
RSUs	7,969	1.9

Total unrecognized stock-based compensation at December 31, 2013	$24,470

10. INCOME TAXES

Income (loss) before income taxes consisted of the following (in thousands):

	Successor		Predecessor
	Year Ended	Period from	Period from	Year Ended
	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	December 31, 2011
Income (loss) before income taxes
United States	$(197,976)	$(103,999)	$101,592	$99,479
Foreign	52,723	—	10,574	(5,239)

Total income (loss) before income taxes	$(145,253)	$(103,999)	$112,166	$94,240

The income tax provision (benefit) consisted of the following (in thousands):

	Successor		Predecessor
	Year Ended	Period from	Period from	Year Ended
	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	December 31, 2011
Current income tax:
Federal	$2,769	$(29,721)	$37,992	$35,674
State	1,040	(1,078)	1,867	2,092
Foreign	2,623	—	694	175

Total	6,432	(30,799)	40,553	37,941
Deferred income tax:
Federal	(68,549)	(506)	1,508	(4,626)
State	(3,381)	(19)	(944)	(794)
Foreign	(55)	—	260	(1,176)

Total	(71,985)	(525)	824	(6,596)

Income tax expense (benefit)	$(65,553)	$(31,324)	$41,377	$31,345

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before income tax expense as a result of the following (in thousands):

	Successor		Predecessor
	Year Ended	Period from	Period from	Year Ended
	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	December 31, 2011
Computed expected tax expense	$(50,839)	$(36,400)	$39,258	$32,984
State income taxes, net of federal tax benefit	(2,141)	(1,230)	1,405	1,827
Foreign taxes at rates other than 35%	(6,464)	—	(86)	888
Transaction-related expenses	442	5,526	759	—
Research and development tax credits	(6,671)	383	(350)	(4,976)
Other	120	397	391	622

Income tax expense (benefit)	$(65,553)	$(31,324)	$41,377	$31,345

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	Successor	Predecessor
	December 31, 2013	December 31, 2012
Deferred tax assets:
Deferred compensation	$4,791	$15,682
Net operating loss carryforwards — U.S.	16,928	9,129
Net operating loss carryforwards —Foreign	1,364	1,272
Tax credits	11,549	5,525
Section 163(j) interest limitation	11,838	—
Other accruals and reserves	760	3,261
Valuation allowance	(2,290)	(1,872)

Total gross deferred tax assets	44,940	32,997
Deferred tax liabilities:
Intangible assets	(184,452)	(252,004)
Content in process	(3,330)	(2,274)
Deferred revenue	—	(7,638)
Depreciation differences	(5,960)	(4,862)
Foreign earnings	(4,884)	(3,407)
Deferred financing costs	(11,517)	—
Total gross deferred tax liabilities	(210,143)	(270,185)

Net deferred tax liability	$(165,203)	$(237,188)

At December 31, 2013, the Company had $20.9 million in tax-effected federal net operating loss carryforwards that, if unused, begin expiring in 2017. Although a portion of these carryforwards are subject to the provisions of Internal Revenue Code Section 382, the Company does not believe these limitations will prevent the Company from fully utilizing these carryforwards. The Company also had $1.6 million in tax-effected state net operating loss carryforwards that, if unused, begin expiring in 2014. A portion of the federal and state carryforwards related to excess tax benefits for stock-based compensation that will be recorded in member’s interests when realized. Additionally, the Company had $2.2 million in tax-effected foreign net operating loss carryforwards, which included $0.8 million of carryforwards related to excess tax benefits for stock-based compensation. These operating loss carryforwards, if unused, begin expiring in 2014. Finally, at December 31, 2013, the Company had $11.5 million in income tax credits, consisting primarily of federal and state research and development tax credits. These tax credits, if unused, begin expiring in 2018.

In assessing whether deferred tax assets would be realized, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences, net of the existing valuation allowance, as of December 31, 2013.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Successor		Predecessor
	Year Ended	Period from	Period from	Year Ended
	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	December 31, 2011
Gross unrecognized tax benefits at beginning of period	$4,500	$4,500	$4,240	$913
Decreases related to lapse of statute of limitations	(1,235)	—	(121)	(24)
Increases related to tax positions taken in prior years	3,521	—	—	2,339
Increases related to tax positions taken in current year	1,885	—	463	1,012
Decreases related to settlements with taxing authorities	—	—	(82)	—

Balance at end of period	$8,671	$4,500	$4,500	$4,240

If recognized, the unrecognized tax benefit would reduce the Company’s effective tax rate. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties related to unrecognized tax benefits were $0.3 million and $0.2 million as of December 31, 2013 and 2012, respectively. The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefit may decrease within the next twelve months. The possible decrease could result from the expiration of various federal and state statutes of limitation, and relate to various compensation related deductions taken or credits claimed in prior year tax returns. The estimated range of possible decreases in the unrecognized tax benefits in the next twelve months is $1.0 million to $1.5 million.

The Company files U.S. federal and various state and foreign income tax returns. With few exceptions, the Company is no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities for years prior to 2009.

11. TRANSACTION

As discussed in Note 1 above, on December 28, 2012, pursuant to the Merger Agreement, Ancestry.com LLC through its wholly-owned subsidiaries completed the acquisition of the Predecessor for approximately $1.5 billion.

The Transaction was accounted for under FASB ASC Topic 805, Business Combinations. The purchase price was allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder allocated to goodwill. ASC 805 requires that as the fair value of assets and liabilities are finalized, resulting increases or decreases to the preliminary values are offset by a change in goodwill. Modifications to the purchase price allocation reflected in the “Adjustments” column below were to adjust the deferred tax liability. The final purchase price was allocated as follows (in thousands):

	December 31, 2012	Adjustments	December 31, 2013
Assets acquired:
Cash	$40,051	$—	$40,051
Property and equipment	27,813	—	27,813
Other tangible assets	42,008	—	42,008
Acquired intangible assets including content databases:
Content databases	271,200	—	271,200
Subscriber and partner relationships	220,400	—	220,400
Core technology	247,300	—	247,300
Trade names	118,000	—	118,000
Other intangible assets	16,400	—	16,400
Goodwill	945,619	(1,352)	944,267

Total assets	1,928,791	(1,352)	1,927,439
Liabilities assumed:
Accrued expenses and other liabilities	(75,066)	—	(75,066)
Deferred revenues	(114,700)	—	(114,700)
Deferred tax liability	(236,617)	1,352	(235,265)

Total net assets acquired	$1,502,408	$—	$1,502,408

In conjunction with the Transaction, shares of the Predecessor’s common stock for which appraisal rights were duly exercised under Delaware law were canceled and converted into the right to receive the fair value of such share in accordance with Delaware law. Following the Merger, the holders of such dissenting shares ceased to have any rights with respect to such shares, except for their rights to seek an appraisal under Delaware law. Ancestry.com LLC remained liable for payment for the dissenting shares. As of December 31, 2013 and December 31, 2012, the Company had restricted cash of $45.3 million and $68.0 million, respectively, for this purpose. The related liability is recorded in Acquisition-related liabilities on the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012. If the fair value of these shares is determined to be greater than the $32.00 per share merger price, the Company would incur additional expense. The fair value of the liability was considered a Level 2 measurement as the value was determined based on observable prices from inputs not quoted on active markets. See Note 14 for further information regarding the litigation.

12. BUSINESS ACQUISITIONS

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

13. PRO FORMA INFORMATION

On August 17, 2012, the Company acquired Archives.com, a family history website, for $100.0 million in cash consideration plus assumed liabilities. The following pro forma financial information is based on the historical financial statements of the Company and presents the Company’s results as if the Transaction and Company’s acquisition of Archives.com had occurred as of January 1, 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Total revenues	$500,358	$414,480
Net loss	$(125,089)	$(176,410)

These pro forma amounts include adjustments to reflect the additional amortization expense after the net tangible and intangible assets have been adjusted to fair value, the interest expense for the additional debt facilities described in Note 7 and the income tax effects of these adjustments. The 2012 pro forma information was also adjusted for Transaction-related expenses. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the merger had taken place on January 1, 2011 or of results that may occur in the future.

14. COMMITMENTS AND CONTINGENCIES

The Company has entered into non-cancelable operating leases for facilities and certain equipment. These leases are primarily for office space, which includes the Company’s corporate headquarters located in Provo, Utah, office space located in San Francisco, California, and office space in Dublin, Ireland. Rent expense for operating leases with escalating lease payment terms and rent holidays is recognized on a straight-line basis over the lives of the related leases. Rental expense for the year ended December 31, 2013 was approximately $5.9 million. Rental expense for the period from December 29, 2012 to December 31, 2012 was immaterial. Rental expense for operating leases was approximately $4.9 million and $3.4 million for the period from January 1, 2012 to December 28, 2012 and for the year ended December 31, 2011, respectively.

The following is a schedule by year of future minimum lease payments of non-cancelable operating leases at December 31, 2013 (in thousands):

Years Ending December 31,
2014	$5,864
2015	4,737
2016	4,127
2017	3,027
2018	3,512
Thereafter	2,327

Total minimum lease payments	$23,594

The Company has also entered into a tiered-pricing contract with a third-party provider to perform certain services and to provide goods related to its Ancestry DNA service offering. Under the terms of the contract the Company is required to purchase $24.0 million of DNA-related services or goods before April 30, 2016 with a minimum purchase requirement of $1.8 million per quarter. The Company may be required to pay additional amounts at the end of each year if certain minimum volume requirements are not met. As of December 31, 2013, the Company had outstanding commitments to purchase $16.7 million of DNA-related services or goods.

In addition, the Company’s websites are hosted on hardware and software co-located at contracted space in a third-party facility. The Company also maintains a disaster recovery site with hardware and software co-located at a third-party facility. The Company expects to incur approximately $9.8 million through the end of the term for these contracts, which expire in December 2015 and June 2014, respectively.

Litigation

Litigation Challenging the Transaction (In re: Ancestry.com Inc. Shareholder Litigation)

Following the announcement on October 22, 2012 of the execution of the Merger Agreement, litigation challenging the Transaction ensued. On December 12, 2013, the Court of Chancery entered a Final Order and Judgment dismissing the litigation with prejudice and ordering Ancestry to pay plaintiffs’ attorneys’ fees and expenses for the work done in the injunction phase of the litigation. No appeal was taken from the Court of Chancery’s judgment.

Appraisal Litigation (In re: Appraisal of Ancestry.com Inc.)

Following the consummation of the Transaction, three former shareholders, who, combined, owned approximately 1.4 million shares of the Predecessor’s common stock have instituted two separate appraisal proceedings in the Court of Chancery of the State of Delaware pursuant to Del. C. § 262: Merion Capital, L.P. v. Ancestry.com, Inc. (C.A. No. 8173) and Merlin Partners LP et al. v. Ancestry.com Inc. (C.A. No. 8175). The two appraisal petitions allege that the $32 per share price paid to the Predecessor’s shareholders in the Transaction did not represent the fair value of the Company on the date the Transaction was consummated. On June 24, 2013, the Court consolidated the two pending appraisal proceedings as In re: Appraisal of Ancestry.com Inc. The litigation is currently in discovery and trial has been scheduled in the Court of Chancery for June 2014.

In view of the inherent difficulty of predicting the outcome of such litigation, particularly where the claimants seek very large or indeterminate damages or where the matter presents novel legal theories or involve a large number of parties, the Company generally cannot predict or reasonably estimate what the eventual outcome of the pending matter described above will be, what the timing of the ultimate resolution of this matter will be, or what any loss or range of loss related to the pending matter may be. With respect to the outstanding legal matter described in the prior paragraph, the Company believes that it has substantial defenses to the claims asserted by the claimants in the litigation. Based on the Company’s current knowledge, it does not believe that a loss, if any, arising from the pending matter described in the prior paragraph should have a material adverse effect on its consolidated financial position.

General

The Company has and may become party to various other legal proceedings and other claims that arise in the ordinary course of business or otherwise in the future. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. While the Company cannot assure the ultimate outcome of any legal proceeding or contingency in which it is or may become involved, the Company does not believe that any pending legal claim or proceeding arising in the ordinary course will be resolved in a manner that would have a material adverse effect on its business. Although the Company considers the likelihood of such an outcome to be remote, if one or more of these legal matters resulted in an adverse money judgment against the Company, such a judgment could have a material adverse effect on its operating results and financial conditions and may result in the Company being required to pay significant monetary damages.

15. GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. For the year ended December 31, 2013, the period from December 29, 2012 to December 31, 2012, the period from January 1, 2012 to December 28, 2012 and for the year ended December 31, 2011, the Company was organized as, and operated in, one reportable segment.

The Company’s assets were primarily located in the United States and not allocated to any specific region. Total revenues were attributed by geographic location based on the location of the customer. The following presents total revenues by geographic region (in thousands):

	Successor		Predecessor
	Year Ended	Period from	Period from	Year Ended
	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	December 31, 2011
United States	$417,221	$2,630	$367,793	$300,360
United Kingdom	59,447	408	57,076	50,806
All other countries	63,723	420	58,758	48,495

Total revenues	$540,391	$3,458	$483,627	$399,661

16. RELATED PARTIES

As of December 31, 2013, the Company owed its indirect parent $3.9 million related to stock-based award activity. Additionally, the Company also pays annual advisory fees to the Sponsors in the aggregate amount of $1.5 million and to reimburse the Sponsors for all reasonable expenses that they incur in connection with providing management services to the Company. Advisory fees for the year ended December 31, 2013 totaled approximately $1.6 million.

As of December 31, 2012, the Company owed $15.8 million to the Permira funds, one of the Sponsors, for advisory fees related to the Transaction. This amount was paid in full in February 2013.

17. SUBSEQUENT EVENTS

On February 3, 2014, Holdings LLC closed a private follow-on offering of $100.0 million aggregate principal amount of 9.625% / 10.375% senior unsecured payment-in-kind toggle notes due 2018. These notes were sold at an issue price of 103% and will pay interest semi-annually on April 15 and October 15 of each year, commencing on April 15, 2014. The notes will have identical terms as the PIK Notes (other than issue date and issue price) and constitute part of the same series as the PIK Notes under the indenture dated as of September 17, 2013. Holdings LLC subsequently distributed the proceeds of the debt offering, net of related fees and expenses, to its indirect parent entity to fund a return-of-capital distribution to its indirect parent entity’s shareholders and stock-based award holders.

Ancestry.com LLC is not an obligor or a guarantor on the PIK Notes, the debt is recorded only in the financial statements of Holdings LLC and is not reflected in the Consolidated Financial Statements of Ancestry.com LLC. While not required, Ancestry.com LLC intends to make dividends to Holdings LLC in order to fund cash interest payments of the PIK Notes, provided that such dividends are permitted under the covenants of the Second Amended Credit Facility and Notes.

18. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

In August 2013, the Issuer completed its offer to exchange the Original Notes for $300.0 million in new fixed-rate 11.0% notes (“Notes”) due 2020. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Ancestry.com LLC and by certain of its direct and indirect restricted subsidiaries (“Guarantor Subsidiaries”) in accordance with the indenture. All other subsidiaries that do not guarantee the Notes are “Non-Guarantors”. Each subsidiary is 100% owned directly or indirectly by the Parent and there are no significant restrictions on the ability of the Parent or any of the Guarantor Subsidiaries to obtain funds from its subsidiaries by dividend or loan. The Parent conducts substantially all of its business through its subsidiaries. In servicing payments to be made on the Notes and other indebtedness, the Issuer will rely on cash flows from these subsidiaries. See Note 7 for further information regarding the Notes.

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

Basis of Presentation

The same accounting policies as described in the Consolidated Financial Statements are used by each entity in the condensed consolidating financial statements, except for the use of the equity method of accounting to reflect ownership interests in subsidiaries, which are eliminated upon consolidation. Consolidating entries and eliminations in the following condensed consolidating financial statements represent adjustments to (a) eliminate intercompany transactions between or among the Parent, the Issuer, the Guarantor Subsidiaries and the Non-Guarantors, (b) eliminate the investments in subsidiaries and (c) record consolidating entries.

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

Certain prior period amounts have been reclassified to conform to the current year presentation of the financial statements. These reclassifications did not have a significant impact on the condensed consolidated financial statements. Further, the current structure was not in place prior to the Transaction and as a result the Successor periods may not be comparable to the Predecessor periods.

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

December 31, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
ASSETS
Current assets:
Cash and cash equivalents	$338	$562	$60,362	$25,292	$—	$86,554
Restricted cash	—	45,280	15,460	—	—	60,740
Accounts receivable, net of allowances	—	—	7,872	3,510	—	11,382
Income tax receivable	—	—	3,285	—	—	3,285
Current deferred income taxes	—	—	20,350	—	—	20,350
Prepaid expenses and other current assets	—	911	10,267	352	—	11,530
Intercompany receivables	168	—	6,793	2,160	(9,121)	—

Total current assets	506	46,753	124,389	31,314	(9,121)	193,841
Property and equipment, net	—	—	37,155	458	—	37,613
Content databases, net	—	—	271,839	919	—	272,758
Intangible assets, net	—	—	416,735	—	—	416,735
Goodwill	—	—	947,482	801	—	948,283
Investment in subsidiary	540,191	1,400,522	524,792	—	(2,465,505)	—
Other assets	—	31,757	3,546	209	—	35,512

Total assets	$540,697	$1,479,032	$2,325,938	$33,701	$(2,474,626)	$1,904,742

LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable	$—	$106	$11,854	$615	$—	$12,575
Accrued expenses	—	1,735	44,887	5,301	—	51,923
Acquisition-related liabilities	—	45,280	15,360	—	—	60,640
Deferred revenues	—	—	137,597	267	—	137,864
Current portion of long-term debt	—	36,760	—	—	—	36,760
Intercompany payables	—	—	2,249	6,872	(9,121)	—

Total current liabilities	—	83,881	211,947	13,055	(9,121)	299,762
Long-term debt, net	—	869,620	—	—	—	869,620
Deferred income taxes	—	—	185,574	(21)	—	185,553
Other long-term liabilities	—	—	9,110	—	—	9,110

Total liabilities	—	953,501	406,631	13,034	(9,121)	1,364,045
Total member’s interests	540,697	525,531	1,919,307	20,667	(2,465,505)	540,697

Total liabilities and member’s interests	$540,697	$1,479,032	$2,325,938	$33,701	$(2,474,626)	$1,904,742

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

December 31, 2012

	Parent		Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
ASSETS
Current assets:
Cash and cash equivalents	$		$470	$28,925	$6,256	$—	$35,651
Restricted cash		—	67,988	15,875	—	—	83,863
Accounts receivable, net of allowances		—	—	8,023	3,066	—	11,089
Income tax receivable		—	—	41,344	455	—	41,799
Prepaid expenses and other current assets		—	380	8,979	457	—	9,816
Intercompany receivables		—	—	4,820	1,856	(6,676)	—

Total current assets			68,838	107,966	12,090	(6,676)	182,218
Property and equipment, net		—	—	27,255	558	—	27,813
Content databases, net		—	—	269,963	1,021	—	270,984
Intangible assets, net		—	—	600,628	—	—	600,628
Goodwill		—	—	944,818	801	—	945,619
Investment in subsidiary		609,346	1,513,942	626,375	13,671	(2,763,334)	—
Other assets		—	37,769	12,211	212	—	50,192

Total assets		$609,346	$1,620,549	$2,589,216	$28,353	$(2,770,010)	$2,077,454

LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable		$—	$—	$11,058	$374	$—	$11,432
Accrued expenses		—	36	56,432	5,652	—	62,120
Acquisition-related liabilities		—	67,988	15,875	—	—	83,863
Deferred revenues		—	—	116,544	409	—	116,953
Current deferred income taxes		—	—	2,021	—	—	2,021
Current portion of long-term debt		—	6,432	—	—	—	6,432
Intercompany payables		—	—	1,856	4,820	(6,676)	—

Total current liabilities		—	74,456	203,786	11,255	(6,676)	282,821
Long-term debt, net		—	936,797	—	—	—	936,797
Deferred income taxes		—	—	235,167	—	—	235,167
Other long-term liabilities		—	—	13,305	18	—	13,323

Total liabilities		—	1,011,253	452,258	11,273	(6,676)	1,468,108
Total member’s interests		609,346	609,296	2,136,958	17,080	(2,763,334)	609,346

Total liabilities and member’s interests		$609,346	$1,620,549	$2,589,216	$28,353	$(2,770,010)	$2,077,454

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

Year Ended December 31, 2013 (Successor)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$537,910	$22,006	$(19,525)	$540,391
Total cost of revenues	—	—	131,132	3,835	(19,525)	115,442

Gross profit	—	—	406,778	18,171	—	424,949
Operating expenses:
Technology and development	—	—	83,957	1,766	—	85,723
Marketing and advertising	—	—	131,585	13,518	—	145,103
General and administrative	—	500	52,531	2,660	—	55,691
Amortization of acquired intangible assets	—	—	185,193	—	—	185,193

Total operating expenses	—	500	453,266	17,944	—	471,710

Income (loss) from operations	—	(500)	(46,488)	227	—	(46,761)
Interest income (expense), net	—	(97,829)	(512)	504	—	(97,837)
Other expense, net	—	—	(474)	(181)	—	(655)

Income (loss) before income taxes	—	(98,329)	(47,474)	550	—	(145,253)
Income tax benefit (expense)	—	35,890	29,798	(135)	—	65,553

Income (loss) before loss from subsidiaries	—	(62,439)	(17,676)	415	—	(79,700)
Loss from subsidiaries	(79,700)	(71,902)	(134,242)	(331)	286,175	—

Net income (loss)	$(79,700)	$(134,341)	$(151,918)	$84	$286,175	$(79,700)

Period from December 29, 2012 to December 31, 2012 (Successor)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$3,436	$199	$(177)	$3,458
Total cost of revenues	—	7	958	35	(177)	823

Gross profit (loss)	—	(7)	2,478	164	—	2,635
Operating expenses:
Technology and development	—	64	566	12	—	642
Marketing and advertising	—	16	1,015	114	—	1,145
General and administrative	—	48	303	30	—	381
Amortization of acquired intangible assets	—	—	1,466	6	—	1,472
Transaction related expenses	—	55,024	47,023	217	—	102,264

Total operating expenses	—	55,152	50,373	379	—	105,904

Loss from operations	—	(55,159)	(47,895)	(215)	—	(103,269)
Interest and other expense, net	—	(730)	—	—	—	(730)

Loss before income taxes	—	(55,889)	(47,895)	(215)	—	(103,999)
Income tax (expense) benefit	—	20,399	10,958	(33)	—	31,324

Loss before loss from subsidiaries	—	(35,490)	(36,937)	(248)	—	(72,675)
Loss from subsidiaries	(72,675)	(37,185)	(73,152)	(230)	183,242	—

Net loss	$(72,675)	$(72,675)	$(110,089)	$(478)	$183,242	$(72,675)

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

Period from January 1, 2012 to December 28, 2012 (Predecessor)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$480,878	$24,206	$(21,457)	$483,627
Total cost of revenues	—	889	102,110	4,361	(21,457)	85,903

Gross profit (loss)	—	(889)	378,768	19,845	—	397,724
Operating expenses:
Technology and development	—	7,693	68,440	1,379	—	77,512
Marketing and advertising	—	1,897	122,474	13,702	—	138,073
General and administrative	—	5,819	36,320	3,856	—	45,995
Amortization of acquired intangible assets	—	—	15,897	654	—	16,551
Transaction related expenses	—	—	7,104	—	—	7,104

Total operating expenses	—	15,409	250,235	19,591	—	285,235

Income (loss) from operations	—	(16,298)	128,533	254	—	112,489
Interest and other expense, net	—	(11)	(312)	—	—	(323)

Income (loss) before income taxes	—	(16,309)	128,221	254	—	112,166
Income tax (expense) benefit	—	5,953	(47,312)	(18)	—	(41,377)

Income (loss) before income from subsidiaries	—	(10,356)	80,909	236	—	70,789
Income from subsidiaries	—	81,145	107,123	36,095	(224,363)	—

Net income	$—	$70,789	$188,032	$36,331	$(224,363)	$70,789

Year Ended December 31, 2011 (Predecessor)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$395,777	$28,110	$(24,226)	$399,661
Total cost of revenues	—	446	85,561	4,727	(24,226)	66,508

Gross profit (loss)	—	(446)	310,216	23,383	—	333,153
Operating expenses:
Technology and development	—	4,554	50,956	2,735	—	58,245
Marketing and advertising	—	1,553	106,259	15,185	—	122,997
General and administrative	—	4,331	30,202	5,201	—	39,734
Amortization of acquired intangible assets	—	—	15,768	943	—	16,711

Total operating expenses	—	10,438	203,185	24,064	—	237,687

Income (loss) from operations	—	(10,884)	107,031	(681)	—	95,466
Interest and other expense, net	—	(76)	(931)	(219)	—	(1,226)

Income (loss) before income taxes	—	(10,960)	106,100	(900)	—	94,240
Income tax (expense) benefit	—	4,000	(35,068)	(277)	—	(31,345)

Income (loss) before income (loss) from subsidiaries	—	(6,960)	71,032	(1,177)	—	62,895
Income (loss) from subsidiaries	—	69,855	(3,468)	(2,290)	(64,097)	—

Net income (loss)	$—	$62,895	$67,564	$(3,467)	$(64,097)	$62,895

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

Year Ended December 31, 2013 (Successor)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
Net income (loss)	$(79,700)	$(134,341)	$(151,918)	$84	$286,175	$(79,700)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	—

Total comprehensive income (loss)	$(79,700)	$(134,341)	$(151,918)	$84	$286,175	$(79,700)

Period from December 29, 2012 to December 31, 2012 (Successor)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
Net loss	$(72,675)	$(72,675)	$(110,089)	$(478)	$183,242	$(72,675)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	—

Total comprehensive loss	$(72,675)	$(72,675)	$(110,089)	$(478)	$183,242	$(72,675)

Period from January 1, 2012 to December 28, 2012 (Predecessor)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
Net income	$—	$70,789	$188,032	$36,331	$(224,363)	$70,789
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	381	—	381

Other comprehensive income	—	—	—	381	—	381

Total comprehensive income	$—	$70,789	$188,032	$36,712	$(224,363)	$71,170

Year Ended December 31, 2011 (Predecessor)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
Net income (loss)	$—	$62,895	$67,564	$(3,467)	$(64,097)	$62,895
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	(79)	—	(79)

Other comprehensive loss	—	—	—	(79)	—	(79)

Total comprehensive income (loss)	$—	$62,895	$67,564	$(3,546)	$(64,097)	$62,816

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

Year Ended December 31, 2013 (Successor)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$342	$(25,037)	$199,246	$(3,916)	$(7,656)	$162,979

Investing activities:
Capitalization of content databases	—	—	(22,164)	(75)	—	(22,239)
Purchases of property and equipment	—	—	(26,597)	(117)	—	(26,714)
Acquisitions of businesses, net of cash acquired	—	—	(9,000)	—	—	(9,000)
Collection of intercompany loans	—	—	—	26,200	(26,200)	—
Investment in subsidiaries	(2,853)	(42,227)	(864)	—	45,944	—
Return of capital from subsidiaries	—	144,832	20,734	—	(165,566)	—

Net cash provided by (used in) investing activities	(2,853)	102,605	37,891	26,008	(145,822)	(57,953)
Financing activities:
Proceeds from exercise of stock options	—	—	457	—	—	457
Taxes paid related to net share settlement of stock-based awards	—	—	(595)	—	—	(595)
Principal payments on debt	—	(47,896)	—	—	—	(47,896)
Payment of deferred financing costs	—	(8,938)	—	—	—	(8,938)
Excess tax benefits from stock-based awards activity	292	—	—	—	—	292
Member’s capital contributions	2,557	—	—	—	—	2,557
Repayment of intercompany loans	—	—	(26,200)	—	26,200	—
Capital contribution from parent	—	499	45,080	365	(45,944)	—
Return of capital to parent	—	(17,313)	(144,832)	(3,421)	165,566	—
Dividends to parent	—	(3,828)	(3,828)	—	7,656	—

Net cash provided by (used in) financing activities	2,849	(77,476)	(129,918)	(3,056)	153,478	(54,123)

Net increase in cash and cash equivalents	338	92	31,437	19,036	—	50,903
Cash and cash equivalents at beginning of period	—	470	28,925	6,256	—	35,651

Cash and cash equivalents at end of period	$338	$562	$60,362	$25,292	$—	$86,554

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

Period from December 29, 2012 to December 31, 2012 (Successor)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net cash used in operating activities	$—	$(30,851)	$(54,484)	$—	$—	$(85,335)

Investing activities:
Acquisitions of businesses, net of cash acquired	—	(1,352,744)	—	—	—	(1,352,744)
Investment in subsidiaries	(555,418)	(76,520)	(6,256)	—	638,194	—

Net cash used in investing activities	(555,418)	(1,429,264)	(6,256)	—	638,194	(1,352,744)
Financing activities:
Proceeds from issuance of long-term debt	—	943,200	—	—	—	943,200
Payment of deferred financing costs	—	(38,033)	—	—	—	(38,033)
Excess tax benefits from stock-based awards activity	—	—	13,145	—	—	13,145
Member’s capital contribution	555,418	—	—	—	—	555,418
Capital contribution from parent	—	555,418	76,520	6,256	(638,194)	—

Net cash provided by financing activities	555,418	1,460,585	89,665	6,256	(638,194)	1,473,730
Net increase in cash and cash equivalents	—	470	28,925	6,256	—	35,651
Cash and cash equivalents at beginning of period, less cash acquired	—	—	—	—	—	—

Cash and cash equivalents at end of period	$—	$470	$28,925	$6,256	$—	$35,651

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

Period from January 1, 2012 to December 28, 2012 (Predecessor)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$—	$4,621	$150,217	$(1,337)	$—	$153,501

Investing activities:
Capitalization of content databases	—	—	(23,538)	—	—	(23,538)
Purchases of property and equipment	—	—	(20,389)	(387)	—	(20,776)
Acquisitions of businesses, net of cash acquired	—	—	(114,506)	—	—	(114,506)
Investment in subsidiaries	—	(5,244)	—	—	5,244	—
Return of capital from subsidiaries	—	—	204	—	(204)	—

Net cash used in investing activities	—	(5,244)	(158,229)	(387)	5,040	(158,820)
Financing activities:
Proceeds from exercise of stock options	—	11,922	—	—	—	11,922
Taxes paid related to net share settlement of stock-based awards	—	—	(3,247)	—	—	(3,247)
Proceeds from issuance of long-term debt	—	—	70,000	—	—	70,000
Principal payments on debt	—	—	(80,000)	—	—	(80,000)
Excess tax benefits from stock-based awards activity	—	—	10,178	322	—	10,500
Repurchases of common stock	—	(12,832)	—	—	—	(12,832)
Capital contribution from parent	—	—	5,244	—	(5,244)	—
Return of capital to parent	—	—	—	(204)	204	—

Net cash provided by (used in) financing activities	—	(910)	2,175	118	(5,040)	(3,657)
Effect of changes in foreign currency exchange rates on cash and cash equivalents	—	—	—	29	—	29

Net decrease in cash and cash equivalents	—	(1,533)	(5,837)	(1,577)	—	(8,947)
Cash and cash equivalents at beginning of period	—	2,003	39,162	7,833	—	48,998

Cash and cash equivalents at end of period	$—	$470	$33,325	$6,256	$—	$40,051

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

Year Ended December 31, 2011 (Predecessor)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net cash provided by operating activities	$—	$88,385	$39,695	$6,263	$(3,311)	$131,032

Investing activities:
Capitalization of content databases	—	—	(20,404)	(4)	—	(20,408)
Purchases of property and equipment	—	—	(13,638)	(257)	—	(13,895)
Investment in subsidiaries	—	—	(1,338)	—	1,338	—
Return of capital from subsidiaries	—	59,692	—	—	(59,692)	—

Net cash provided by (used in) investing activities	—	59,692	(35,380)	(261)	(58,354)	(34,303)
Financing activities:
Proceeds from exercise of stock options	—	13,881	—	—	—	13,881
Taxes paid related to net share settlement of stock-based awards	—	—	(1,054)	—	—	(1,054)
Proceeds from issuance of long-term debt	—	—	10,000	—	—	10,000
Excess tax benefits from stock-based awards activity	—	—	26,041	—	—	26,041
Repurchases of common stock	—	(162,168)	—	—	—	(162,168)
Capital contribution from parent	—	—	—	1,338	(1,338)	—
Return of capital to parent	—	—	(59,692)	—	59,692	—
Dividends to parent	—	—	—	(3,311)	3,311	—

Net cash used in financing activities	—	(148,287)	(24,705)	(1,973)	61,665	(113,300)
Effect of changes in foreign currency exchange rates on cash and cash equivalents	—	—	—	50	—	50

Net increase (decrease) in cash and cash equivalents	—	(210)	(20,390)	4,079	—	(16,521)
Cash and cash equivalents at beginning of period	—	2,213	59,552	3,754	—	65,519

Cash and cash equivalents at end of period	$—	$2,003	$39,162	$7,833	$—	$48,998

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2014

ANCESTRY.COM LLC

By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Sullivan
Timothy Sullivan	Chief Executive Officer, President and Operating Committee Member (Principal Executive Officer)	February 28, 2014

/s/ Howard Hochhauser	Chief Financial Officer, Chief Accounting Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2014
Howard Hochhauser

/s/ Victor Parker	Operating Committee Member	February 28, 2014
Victor Parker

/s/ Brian Ruder	Operating Committee Member	February 28, 2014
Brian Ruder

/s/ Richard Sanders	Operating Committee Member	February 28, 2014
Richard Sanders

/s/ Bruce Chizen	Operating Committee Member	February 28, 2014
Bruce Chizen

/s/ Janice Chaffin	Operating Committee Member	February 28, 2014
Janice Chaffin

/s/ Brad Garlinghouse	Operating Committee Member	February 28, 2014
Brad Garlinghouse

EXHIBIT INDEX

(3) Exhibits are incorporated by reference or are filed with this Annual Report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of October 21, 2012, by and among Global Generations International Inc., Global Generations Merger Sub Inc. and Ancestry.com Inc.	8-K	001-34518	October 22, 2012	2.1

3.1	Certificate of Formation of Ancestry.com LLC	S-4	333-189129-16	June 6, 2013	3.1

3.2	Third Amended and Restated Limited Liability Company Agreement of Ancestry.com LLC	10-Q	333-189129-16	Oct. 31, 2013	3.1

4.1	Indenture, dated as of December 28, 2012, among Global Generations Merger Sub Inc., Anvil US 1 LLC and Wells Fargo Bank, National Association, as trustee	S-4	333-189129-16	June 6, 2013	4.1

4.1.1	Supplemental Indenture, dated as of December 28, 2012, among Ancestry.com Inc., Anvil US 1 LLC, Global Generations International Inc., Ancestry.com LLC, Ancestry.com DNA, LLC, TGN Services, LLC, We’re Related, LLC, Ancestry.com Operations Inc., iArchives, Inc. and Wells Fargo Bank, NA, as trustee.					X

4.1.2	Second Supplemental Indenture, dated as of January 28, 2013, among Ancestry.com Inc., Anvilire Limited, Anvilire One Limited, Ancelux 3 S.á r.l., Ancelux 4 S.á r.l., Anvil US 2 LLC and Wells Fargo Bank, NA, as trustee.					X

4.1.3	Third Supplemental Indenture, dated as of May 10, 2013, among Ancestry.com Inc., Ancestry.com LLC, Ancestry Information Operations Company, Ancestry International DNA Company and Wells Fargo Bank, NA, as trustee.					X

4.1.4	Fourth Supplemental Indenture, dated as of May 10, 2013, among Ancestry.com Inc., Ancestry.com LLC, Ancestry Ireland DNA LLC and Wells Fargo Bank, NA, as trustee.					X

4.1.5	Fifth Supplemental Indenture, dated as of September 27, 2013, among Ancestry.com Inc., Ancestry.com LLC, Anvilire Two and Wells Fargo Bank, NA, as trustee.					X

4.1.6	Sixth Supplemental Indenture, dated as of December 23, 2013, among Ancestry.com Inc., Ancestry.com LLC, Find A Grave, Inc. and Wells Fargo Bank, NA, as trustee.					X

4.2	Form of 11.00% Senior Notes due 2020 (included as part of Exhibit 4.1 above)	S-4	333-189129-16	June 6, 2013	4.2

4.3	Registration Rights Agreement, dated as of December 28, 2012, among Global Generations Merger Sub Inc., Anvil US 1 LLC and Morgan Stanley & Co. LLC, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and RBC Capital Markets, LLC as representatives of the initial purchasers	S-4	333-189129-16	June 6, 2013	4.3

4.3.1	Joinder to the Registration Rights Agreement, dated as of December 28, 2012, among Ancestry.com Inc., Global Generations International Inc., Ancestry.com LLC, Ancestry.com DNA, LLC, iArchives, Inc., Ancestry.com Inc., Global Generations International Inc., Ancestry.com LLC, Ancestry.com DNA, LLC, iArchives, Inc., TGN Services, LLC, We’re Related, LLC and Ancestry.com Operations Inc. and Morgan Stanley & Co. LLC, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and RBC Capital Markets, LLC as representatives of the initial purchasers	S-4	333-189129-16	June 6, 2013	4.3.1

10.1†	MyFamily.com, Inc. Executive Stock Plan	S-1/A	333-160986	Sept. 15, 2009	10.3

10.2†	Generations Holdings, Inc. 2008 Stock Purchase and Option Plan	S-1/A	333-160986	Sept. 15, 2009	10.4

10.3†	Amendment No. 1 to Generations Holdings, Inc. 2008 Stock Purchase and Option Plan	10-K	001-34518	Mar. 8, 2011	10.5

10.4†	Ancestry.com Inc. 2009 Stock Incentive Plan	S-1/A	333-160986	Sept. 15, 2009	10.5

10.5†	Amendment No. 1 to Ancestry.com Inc. 2009 Stock Incentive Plan	10-K	001-34518	Mar. 8, 2011	10.7

10.6†	Second Amended and Restated Ancelux Topco S.C.A. Equity Incentive Plan					X

10.7†	Form of Option Agreement (Sullivan and Hochhauser) for Ancelux Topco S.C.A. Equity Incentive Plan	S-4	333-189129-16	June 6, 2013	10.9

10.8†	Form of Option Agreement (Other Officers) for Ancelux Topco S.C.A. Equity Incentive Plan	S-4	333-189129-16	June 6, 2013	10.10

10.9†	Form of Option Agreement (General Form) for Ancelux Topco S.C.A. Equity Incentive Plan	S-4	333-189129-16	June 6, 2013	10.26

10.10†	Form of Restricted Share Unit Agreement for Ancelux Topco S.C.A. Equity Incentive Plan	S-4	333-189129-16	June 6, 2013	10.27

10.11	Credit and Guaranty Agreement, dated as of December 28, 2012, among Ancestry.com Inc., Ancestry.com LLC (f/k/a Anvil US 1 LLC), Ancestry US Holdings Inc. (f/k/a Global Generations International Inc.), the subsidiary guarantors party thereto, the several lenders party thereto and Barclays Bank PLC, as administrative agent.	S-4	333-189129-16	June 6, 2013	10.1

10.11.1	Amendment No. 1, dated as of May 15, 2013, among Ancestry.com Inc., Ancestry.com LLC (f/k/a Anvil US 1 LLC), Ancestry US Holdings Inc. (f/k/a Global Generations International Inc.), the subsidiary guarantors party thereto, the several lenders party thereto and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.	S-4	333-189129-16	June 6, 2013	10.1.1

10.11.2††	Amendment No. 2, dated as of December 30, 2013, among Ancestry.com Inc., Ancestry.com LLC (f/k/a Anvil US 1 LLC), Ancestry US Holdings Inc. (f/k/a Global Generations International Inc.), the subsidiary guarantors party thereto, the several lenders party thereto and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.					X

10.11.3	Guarantor Joinder Agreement, dated as of January 28, 2013, between Ancestry International LLC (f/k/a Anvil US 2 LLC) and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.					X

10.11.4	Guarantor Joinder Agreement, dated as of January 28, 2013, among Ancelux 3 S.á r.l., Ancelux 4 S.á r.l. and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.					X

10.11.5	Guarantor Joinder Agreement, dated as of January 28, 2013, between Anvilire (f/k/a Anvilire Limited) and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.					X

10.11.6	Guarantor Joinder Agreement, dated as of January 28, 2013, between Anvilire One (f/k/a Anvilire One Limited) and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.					X

10.11.7	Guarantor Joinder Agreement, dated as of May 10, 2013, between Ancestry Ireland DNA LLC and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.					X

10.11.8	Guarantor Joinder Agreement, dated as of May 10, 2013, among Ancestry Information Operations Company, Ancestry International DNA Company and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.					X

10.11.9	Guarantor Joinder Agreement, dated as of September 27, 2013, between Anvilire Two and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.					X

10.11.10	Guarantor Joinder Agreement, dated as of December 23, 2013, between Find A Grave, Inc. and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.					X

10.12	Transaction and Monitoring Fee Agreement, dated as of December 28, 2012, by and among Ancestry.com Inc., Permira IV Limited, Permira Advisers LLC and Applegate & Collatos, Inc.	S-4	333-189129-16	June 6, 2013	10.2

10.13†	Ancestry.com Inc. Description of 2013 Performance Incentive Program	S-4	333-189129-16	June 6, 2013	10.12

10.14†	Ancestry.com Inc. Description of 2014 Performance Incentive Program					X

10.15†	Form of Indemnification Agreement to be entered into with each director, the CEO, CFO and the GC.	S-1/A	333-160986	Oct. 20, 2009	10.19

10.16†	Employment Letter by and between Timothy Sullivan and Ancestry.com Inc., dated December 28, 2012	S-4	333-189129-16	June 6, 2013	10.13

10.17†	Amended and Restated Employee Rollover Stock Option Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Timothy Sullivan	S-4	333-189129-16	June 6, 2013	10.21

10.18†	Amended and Restated Employee Rollover Restricted Stock Unit Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Timothy Sullivan	S-4	333-189129-16	June 6, 2013	10.23

10.19†	Amendment to the Amended and Restated Employee Rollover Stock Option Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Timothy Sullivan	10-Q	333-189129-16	Oct. 31, 2013	10.2

10.20†	Employment Letter by and between Howard Hochhauser and Ancestry.com Inc., dated December 28, 2012	S-4	333-189129-16	June 6, 2013	10.14

10.21†	Amended and Restated Employee Rollover Stock Option Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Howard Hochhauser	S-4	333-189129-16	June 6, 2013	10.22

10.22†	Amended and Restated Employee Rollover Restricted Stock Unit Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Howard Hochhauser	S-4	333-189129-16	June 6, 2013	10.24

10.23†	Amendment to the Amended and Restated Employee Rollover Stock Option Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Howard Hochhauser	10-Q	333-189129-16	Oct. 31, 2013	10.3

10.24†	Employment Letter by and between William Stern and Ancestry.com Inc., dated June 29, 2009	S-1/A	333-160986	Sept. 15, 2009	10.24

10.25†	Amendment No. 1, dated July 22, 2010, to Offer Letter dated June 29, 2009, between William Stern and Ancestry.com Inc.	10-Q	001-34518	Nov. 2, 2010	10.6

10.26†	Employment Letter by and between Eric Shoup and Ancestry.com Inc., dated March 30, 2010	10-K	001-34518	Mar. 8, 2011	10.34

10.27†	Amendment No. 1, dated July 22, 2010, to Offer Letter dated March 30, 2010, between Eric Shoup and Ancestry.com Inc.	10-K	001-34518	Mar. 8, 2011	10.35

10.28†	Amendment No. 2, dated April 26, 2011, to Offer Letter dated March 30, 2010, between Eric Shoup and Ancestry.com Inc.	10-Q	001-34518	May 3, 2011	10.4

10.29†	Employment Letter by and between Scott Sorensen and Ancestry.com Inc., dated March 9, 2012	S-4	333-189129-16	June 6, 2013	10.18

10.30†	Employee Rollover Restricted Stock Unit Agreement by and among Ancelux Topco S.C.A. and Scott Sorensen	S-4	333-189129-16	June 6, 2013	10.25

14.1	Code of Business Conduct					X

21.1	List of Subsidiaries of Ancestry.com LLC					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
†	Indicates a management contract or compensatory plan
††	Filed herewith to correct a typographical error in the document previously filed as exhibit 10.1 to Form 8-K (File No. 333-189129-16) filed with the Securities and Exchange Commission on January 6, 2014.