Form 10-Q
period 2014-03-31
Ancestry.com LLC
filed 2014-05-07
CIK 1575319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

*	The registrant is a voluntary filer of reports required to be filed by certain companies under Sections 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required during the preceding 12 months had it been subject to such filing requirements.

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

As of May 7, 2014, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by a sole member.

Ancestry.com LLC

Page
Part I. Financial Information

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	3

Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2014 and 2013 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

Part II. Other Information

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 5. Other Information	51

Item 6. Exhibits	52

Signatures	53

Exhibit Index	54

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANCESTRY.COM LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121,503	$86,554
Restricted cash	52,265	60,740
Accounts receivable, net of allowances of $661 and $605 at March 31, 2014 and December 31, 2013, respectively	10,717	11,382
Income tax receivable	4,720	3,285
Current deferred income taxes	14,224	20,350
Prepaid expenses and other current assets	10,889	11,530

Total current assets	214,318	193,841
Property and equipment, net	37,009	37,613
Content databases, net	273,659	272,758
Intangible assets, net	379,684	416,735
Goodwill	948,283	948,283
Other assets	34,115	35,512

Total assets	$1,887,068	$1,904,742

LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable	$13,824	$12,575
Accrued expenses	56,039	51,923
Acquisition-related liabilities	52,165	60,640
Deferred revenues	152,561	137,864
Current portion of long-term debt	36,796	36,760

Total current liabilities	311,385	299,762
Long-term debt, net	861,049	869,620
Deferred income taxes	165,176	185,553
Other long-term liabilities	9,477	9,110

Total liabilities	1,347,087	1,364,045
Commitments and contingencies
Member’s interests:
Member’s interests	694,733	693,072
Accumulated deficit	(154,752)	(152,375)

Total member’s interests	539,981	540,697

Total liabilities and member’s interests	$1,887,068	$1,904,742

See accompanying notes to condensed consolidated financial statements (unaudited)

ANCESTRY.COM LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)
Revenues:
Subscription revenues	$137,194	$113,774
Product and other revenues	16,452	9,748

Total revenues	153,646	123,522
Costs of revenues:
Cost of subscription revenues	23,368	20,733
Cost of product and other revenues	11,313	6,741

Total cost of revenues	34,681	27,474

Gross profit	118,965	96,048
Operating expenses:
Technology and development	24,565	20,517
Marketing and advertising	45,205	36,958
General and administrative	14,214	11,819
Amortization of acquired intangible assets	37,051	46,386

Total operating expenses	121,035	115,680

Loss from operations	(2,070)	(19,632)
Interest expense, net	(17,391)	(22,008)
Other income (expense), net	19	(551)

Loss before income taxes	(19,442)	(42,191)
Income tax benefit	17,065	20,764

Net loss	$(2,377)	$(21,427)

Comprehensive loss	$(2,377)	$(21,427)

See accompanying notes to condensed consolidated financial statements (unaudited)

ANCESTRY.COM LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Operating activities:
Net loss	$(2,377)	$(21,427)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,099	3,773
Amortization of content databases	7,086	6,507
Amortization of acquired intangible assets	37,051	46,386
Amortization of debt-related costs	2,249	1,986
Deferred income taxes	(14,251)	(17,600)
Stock-based compensation expense	1,806	446
Non-cash adjustment to deferred revenues	—	11,500
Changes in operating assets and liabilities:
Accounts receivable	665	195
Other assets	568	795
Income taxes, net	(222)	18,650
Accounts payable and other liabilities	5,636	(19,327)
Deferred revenues	14,697	11,718

Net cash provided by operating activities	58,007	43,602
Investing activities:
Capitalization of content databases	(7,986)	(4,753)
Purchases of property and equipment	(4,495)	(3,523)

Net cash used in investing activities	(12,481)	(8,276)
Financing activities:
Proceeds from exercise of stock options	—	457
Taxes paid related to net share settlement of stock-based awards	—	(280)
Member’s capital contributions	16	2,499
Principal payments on debt	(9,393)	(1,675)
Payment of contingent consideration	(1,200)	—

Net cash provided by (used in) financing activities	(10,577)	1,001

Net increase in cash and cash equivalents	34,949	36,327
Cash and cash equivalents at beginning of period	86,554	35,651

Cash and cash equivalents at end of period	$121,503	$71,978

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,922	$11,781
Cash received for income taxes	(2,597)	(21,768)

See accompanying notes to condensed consolidated financial statements (unaudited)

ANCESTRY.COM LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Ancestry.com LLC (the “Parent”) is a wholly-owned subsidiary of Ancestry.com Holdings LLC (“Holdings LLC”), which is controlled by Permira funds and co-investors (the “Sponsors”). Holdings LLC is a holding company with no material operations and limited assets other than its ownership of the membership interests of Ancestry.com LLC. Holdings LLC is not individually responsible for any liabilities of the Company solely for reason of being a member or participating in management of the Company.

Ancestry.com LLC is a holding company and all operations are conducted by its wholly-owned subsidiaries. Ancestry.com LLC and its subsidiaries are collectively referred to as “Ancestry.com” or the “Company.” Ancestry.com is an online family history resource that derives revenue primarily on a subscription basis from providing customers access to a proprietary technology platform and an extensive collection of billions of historical records that have been digitized, indexed and made available online.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Ancestry.com LLC and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation of the financial statements. These reclassifications did not have a significant impact on the condensed consolidated financial statements.

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of comprehensive loss and cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows.

The majority of the Company’s revenues are subscription revenues, which are recognized ratably over the subscription periods; the costs to acquire subscribers are generally incurred before the Company recognizes the associated subscription revenues. Results of operations may vary between periods due to the timing of when revenues and expenses are recognized. As such, the results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

The Company regularly evaluates its estimates to determine their appropriateness, including testing goodwill for impairment, recoverability of long-lived assets, income taxes, determination of the fair value of stock options included in stock-based compensation expense and the estimated useful lives of the Company’s intangible assets, including content databases. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable, the results of which form the basis for the amounts recorded within the condensed consolidated financial statements.

There have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the three months ended March 31, 2014.

2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Cash	$51,512	$47,271
Cash equivalents:
Money market funds	69,991	39,283

Total cash and cash equivalents	$121,503	$86,554

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

Cash equivalents are classified as Level 1 due to readily available market prices in an active market. There were no movements between fair value measurement levels of the Company’s cash equivalents during the three months ended March 31, 2014.

The following table summarizes the financial instruments of the Company at fair value based on the valuation approach applied at March 31, 2014 (in thousands):

		Fair Value Measurement at Reporting Date Using
	Carrying Value at March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$69,991	$69,991	$—	$—

Total assets	$69,991	$69,991	$—	$—

The following table summarizes the financial instruments of the Company at fair value based on the valuation approach applied at December 31, 2013 (in thousands):

		Fair Value Measurement at Reporting Date Using
	Carrying Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$39,283	$39,283	$—	$—

Total assets	$39,283	$39,283	$—	$—

The carrying amounts as of March 31, 2014 and December 31, 2013 for accounts receivable and accounts payable approximated their fair values due to the immediate or short-term maturities of these financial instruments. As of March 31, 2014, the fair value of debt was $966.7 million. As of December 31, 2013, the fair value of debt was $974.7 million. The fair value of debt was considered a Level 2 measurement as the value was determined using observable market inputs, such as current interest rates, credit quality and prices observable from less active markets.

As of March 31, 2014 and December 31, 2013, the Company had restricted cash of $45.3 million related to shares of the Company’s predecessor, Ancestry.com Inc. (the “Predecessor” or “Issuer”) for which appraisal rights were duly exercised under Delaware law. Shares of the Predecessor’s common stock for which appraisal rights were duly exercised were canceled and converted into the right to receive the fair value of such share in accordance with Delaware law in conjunction with the Parent’s acquisition of the Predecessor on December 28, 2012 for approximately $1.5 billion or $32.00 per share of common stock (the “Merger”). Following the Merger, the holders of such dissenting shares ceased to have any rights with respect to such shares, except for their rights to seek an appraisal under Delaware law. The Company remains liable for payments for the dissenting shares. The related liability is recorded in Acquisition-related liabilities on the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013. If the fair value of these shares is determined to be greater than the $32.00 per share merger price, the Company would incur additional expense. The fair value of the liability was considered a Level 2 measurement as the value was determined based on observable prices from inputs not quoted on active markets. See Note 7 for further information regarding the litigation.

4. DEBT

Credit Facility

In December 2012, the Issuer entered into a credit facility, which as amended on May 15, 2013 and December 30, 2013 (the “Second Amended Credit Facility”) consists of a $457.1 million amended Term B-1 Loan (the “Amended Term B-1 Loan”) maturing in December 2018, a $165.0 million amended Term B-2 Loan (the “Amended Term B-2 Loan”) maturing in May 2018, and a $50.0 million revolving facility (the “Revolving Facility”) expiring in December 2017. As of March 31, 2014, no funds had been drawn against the Revolving Facility. Borrowings under the Revolving Facility may be used for the purpose of general working capital, capital expenditures and other capital needs. The Second Amended Credit Facility allows the Issuer to borrow additional amounts up to $150.0 million provided the pro forma total net secured leverage ratio as defined in the agreement for the Second Amended Credit Facility does not exceed 4.00 to 1.00 and subject to market availability. Additional amounts can be borrowed subject to covenants in the Second Amended Credit Facility.

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

The Amended Term B-1 Loan, Amended Term B-2 Loan and Revolving Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable margin plus, at the Company’s option, either: (a) a base rate determined by reference to the highest of (i) the Barclays Bank PLC prime rate at such time, (ii) 0.50% in excess of the overnight federal funds rate at such time and (iii) the LIBOR rate that is in effect for a LIBOR loan with an interest period of one month plus 1.00%, provided that the base rate for the Amended Term B-1 Loan and Amended Term B-2 Loan is not less than 2.00%; or (b) a LIBOR rate, provided that the LIBOR rate for the Amended Term B-1 Loan and the Amended Term B-2 Loan is not less than 1.00%. The applicable margin shall mean either: (a) in the case of a base rate Amended Term B-1 Loan, 2.50%, and in the case of a base rate Amended Term B-2 Loan, 2.00%, or (b) in the case of a LIBOR Amended Term B-1 Loan, 3.50%, and in the case of a LIBOR Amended Term B-2 Loan, 3.00%. As of March 31, 2014, the interest rates on the Amended Term B-1 Loan and Amended Term B-2 Loan were equal to a LIBOR floor of 1.00% plus applicable margins of 3.50% and 3.00%, respectively. The applicable margin for the Revolving Facility is subject to step-ups and step-downs based on the Company’s leverage ratio. The Issuer is also required to pay a commitment fee of 0.50% per annum on the unutilized commitments under the Revolving Facility, which fee decreases to 0.375% if the total net secured leverage ratio is less than or equal to 2.75 to 1.00. The effective interest rates of both the Amended Term B-1 Loan and Amended Term B-2 Loan are approximately 5.9%.

The credit agreement governing the Second Amended Credit Facility permits restricted payments, including dividends, out of “available amounts” (as defined in the agreement for the Second Amended Credit Facility). The available amount formulation includes a starter amount of $25.0 million and will include available amounts beginning with respect to the year ended December 31, 2014. Available amounts are adjusted annually upon the delivery of the Company’s audited financial statements beginning with the year ended December 31, 2014. Available amounts are adjusted based on the calculation of 50% of the Company’s annual retained excess cash flow. Separately, the credit agreement has a general basket for restricted payments of $40.0 million. As of March 31, 2014 and December 31, 2013, the Company was in compliance with all covenants of the Second Amended Credit Facility.

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

Changes in the fair value of the interest rate cap are recorded in the condensed consolidated statements of comprehensive loss during the period of the change. The fair value as of March 31, 2014 and December 31, 2013 and the change in fair value of the interest rate caps for the three months ended March 31, 2014 and March 31, 2013 were immaterial.

Senior Notes

The Issuer has outstanding $300.0 million of fixed-rate 11.0% notes (the “Notes”) due in December 2020. Interest on the Notes is payable semi-annually in arrears on June 15 and December 15 of each year. The Issuer may redeem all or any portion of the Notes at any time prior to December 15, 2016 at a price equal to 100% of the aggregate principal plus the applicable premium, as defined in the indenture, and accrued interest. The Issuer may redeem any portion or all of the Notes after December 15, 2016 at redemption prices as set forth in the indenture, plus accrued and unpaid interest. In addition, the Issuer may redeem up to 35% of the aggregate principal of the Notes with an amount equal to the proceeds of certain equity offerings any time prior to December 2015 at 111% plus accrued interest. Upon a change of control, the Issuer is required to make an offer to redeem all of the Notes from the holders at 101% of the principal amount thereof plus accrued interest. The Notes are guaranteed by Ancestry.com LLC and certain of its subsidiaries. The effective interest rate of the Notes is approximately 12.0%.

The indenture governing the Notes generally permits the payment of restricted payments, including dividends, out of a cumulative basket, which grows quarterly based on 50% of the Company’s cumulative consolidated net income, as defined in the indenture governing the Notes, since October 1, 2012. In addition, as a condition to making such payments, the Company must be in compliance with a pro-forma fixed charge coverage ratio greater than or equal to 2.0 to 1.0. Separately, the indenture has a general basket for such payments of the greater of $50.0 million or 2.5% of total assets.

Outstanding long-term debt consists of the following (in thousands):

	March 31, 2014			December 31, 2013
	Outstanding Principal	Unamortized Discount	Net Carrying Amount	Outstanding Principal	Unamortized Discount	Net Carrying Amount
Amended Term B-1 loan	$455,961	$(11,743)	$444,218	$457,104	$(12,285)	$444,819
Amended Term B-2 loan	156,750	(3,123)	153,627	165,000	(3,439)	161,561
Senior unsecured notes	300,000	—	300,000	300,000	—	300,000

Total debt	912,711	(14,866)	897,845	922,104	(15,724)	906,380
Less: Current portion	(37,571)	775	(36,796)	(37,571)	811	(36,760)

Long-term debt	$875,140	$(14,091)	$861,049	$884,533	$(14,913)	$869,620

The following is a schedule by year of future principal payments as of March 31, 2014 (in thousands):

Years Ending December 31,	Amended Term B-1 Loan	Amended Term B-2 Loan	Senior Unsecured Notes	Total
2014	$3,428	$24,750	$—	$28,178
2015	4,571	33,000	—	37,571
2016	4,571	33,000	—	37,571
2017	4,571	33,000	—	37,571
2018	438,820	33,000	—	471,820
Thereafter	—	—	300,000	300,000

Total future principal payments	$455,961	$156,750	$300,000	$912,711

Ancestry.com Holdings LLC Senior Unsecured PIK Notes

On September 17, 2013, Holdings LLC, closed a private offering of $300.0 million aggregate principal amount of senior unsecured payment-in-kind toggle notes due October 15, 2018. On February 3, 2014, Holdings LLC closed an additional private follow-on offering of $100.0 million aggregate principal amount of senior unsecured payment-in-kind toggle notes, which have identical terms (other than issue date and issue price) and constitute part of the same series as the notes under the indenture dated as of September 17, 2013 (collectively, the “PIK Notes”). The follow-on offering was issued at 103%, resulting in an original issue premium of $3.0 million. Holdings LLC subsequently distributed the proceeds of the follow-on offering, net of related fees and expenses, to its indirect parent entity to fund a return-of-capital distribution to its indirect parent entity’s shareholders and stock-based award holders.

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

The PIK Notes are senior unsecured obligations of Holdings LLC and are structurally subordinated to all the Company’s existing and future indebtedness. Additionally, the Company did not guarantee the PIK Notes, nor were any of its assets pledged as collateral for the PIK Notes. As the Company is not an obligor or a guarantor on the PIK Notes, the debt is recorded only in the financial statements of Holdings LLC and is not reflected in the condensed consolidated financial statements of Ancestry.com LLC. While not required, the Company intends to make dividends to Holdings LLC in order to fund cash interest payments on the PIK Notes, provided that such dividends are permitted under the covenants of the Second Amended Credit Facility and Notes.

5. STOCK-BASED AWARDS

The Company’s indirect parent has adopted the 2013 Equity Incentive Plan, which provides for employees, directors and consultants of the Company to be granted options and restricted stock units (“RSUs”), which represent the option to purchase or rights to own “Investor Interests” in an indirect parent entity of the Company, respectively. Additionally, the Company’s indirect parent adopted the Predecessor’s 2009 Stock Incentive Plan, the Generations Holding, Inc. Stock Purchase and Option Plan and the 2004 Stock Option Plan (the “Predecessor Plans”). The Company’s indirect parent does not anticipate issuing additional awards under the Predecessor’s plans. All awards granted and outstanding pursuant to these plans have a term not greater than ten years from the original date of grant.

In February 2014, the Company’s indirect parent entity paid a return-of-capital distribution to its shareholders and stock-based award holders. Under the terms of the 2013 Equity Incentive Plan and the Predecessor Plans, an equitable adjustment was required to be made to all stock-based awards outstanding upon a return-of-capital distribution such that no dilution or enlargement of benefits occurred. The stock-based awards outstanding as of the date of the distribution were modified as follows:

•	Options outstanding were modified such that the exercise price of each option was reduced by the same percentage as the return-of-capital distribution percentage. Holders of in-the-money options also received a cash distribution or a further reduction in the exercise price of the options dependent upon the terms of the individual award and the equity plan under which the award was originally granted.

•	The holders of RSUs outstanding either received an immediate cash distribution or will receive a cash distribution upon the vesting of the awards dependent upon the terms of the individual award and the equity plan under which the award was originally granted.

In accordance with ASC 718 – Stock Compensation, the changes to the awards were accounted for as a modification. As such, the fair value of each award immediately before and after the modification was compared and no incremental stock-based compensation cost was recognized.

The disclosures below have been updated to retroactively reflect the effects of the return-of-capital distribution for the weighted-average exercise price of the options and weighted-average grant date fair value of the RSUs.

Stock Options

Stock options granted are in an indirect parent entity of the Company. Each option in the indirect parent entity entitles the grantee to an investor interest in that entity upon exercise. The activity for stock options in an indirect parent entity of the Company for the three months ended March 31, 2014 was as follows:

		Weighted
	Number of	Average
	Units	Exercise
	(In thousands)	Price
Outstanding at December 31, 2013	393	$63.74
Granted	109	77.48
Exercised	(48)	28.51
Canceled	(1)	68.65

Outstanding at March 31, 2014	453	70.74

Exercisable at March 31, 2014	53	68.51
Vested and expected to vest at March 31, 2014	431	70.73

The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires several estimates including an estimate of the fair value of the underlying investor interest. The fair value of the underlying investor interest was based on the fair value on the grant date. The expected term of the options was based on the remaining contractual term of the options and the expected exercise behavior of employees including a historical analysis of exercise behavior of the Predecessor’s employees. The Company calculated its expected volatility based on the volatilities of a peer group of publicly traded companies. The risk-free interest rate of the option is based on the U.S. Treasury rate for the expected term of the option. The following weighted-average assumptions were used in the calculations for the three months ended March 31, 2014:

Three Months Ended March 31,
2014
Expected volatility	46.0%
Expected term (in years)	4.5
Weighted-average risk-free interest rate	1.51%
Weighted-average fair value of the underlying investor interest	$77.48
Expected dividends	—

No options were granted during the three months ended March 31, 2013.

Restricted Stock Units

Each RSU entitles the grantee to an investor interest in an indirect parent entity of the Company or at the discretion of the indirect parent entity, cash equal to the fair market value of the award at the settlement date. RSU activity for the three months ended March 31, 2014 was as follows:

		Weighted
	Number of	Average
	Units	Grant Date
	(in thousands)	Fair Value
Outstanding at December 31, 2013	76	$69.12
Granted	1	77.48
Vested	(16)	68.93
Forfeited	—	77.48

Outstanding at March 31, 2014	61	69.18

Summary of Stock-Based Compensation Expense

Stock-based compensation was included in the following captions within the condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cost of revenues	$27	$—
Technology and development	798	214
Marketing and advertising	230	—
General and administrative	751	232

Total stock-based compensation expense	$1,806	$446

Unrecognized stock-based compensation for stock options and RSUs at March 31, 2014 was as follows (in thousands, except years):

	Unrecognized Stock-Based Compensation	Weighted Average Remaining Period of Recognition
Stock options	$18,681	4.0
RSUs	7,290	2.1

Total unrecognized stock-based compensation at March 31, 2014	$25,971

6. INCOME TAXES

For the three months ended March 31, 2014, the Company recorded an income tax benefit of $17.1 million, resulting in an effective income tax rate of 87.8%, compared to an income tax benefit of $20.8 million, resulting in an effective income tax rate of 49.2%, for the three months ended March 31, 2013. The increase of 38.6 percentage points in the effective income tax rate resulted primarily from an increased foreign tax rate benefit for the three months ended March 31, 2014.

The Company is subject to income taxes in U.S. and foreign jurisdictions and to examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. The Company’s total gross unrecognized tax benefits at March 31, 2014 and December 31, 2013 were $9.2 million and $8.7 million, respectively. The $0.5 million increase in the gross unrecognized tax benefits at March 31, 2014 compared to December 31, 2013 resulted primarily from positions taken on the Company’s income tax returns related to foreign earnings and various tax credits. The gross uncertain tax positions, if recognized, would largely result in a reduction of tax expense.

7. COMMITMENTS AND CONTINGENCIES

Appraisal Litigation (In re: Appraisal of Ancestry.com Inc.)

Following the consummation of the Merger, three former shareholders, who, combined, owned approximately 1.4 million shares of the Predecessor’s common stock, instituted two separate appraisal proceedings in the Court of Chancery of the State of Delaware pursuant to Del. C. § 262: Merion Capital, L.P. v. Ancestry.com, Inc. (C.A. No. 8173) and Merlin Partners LP et al. v. Ancestry.com Inc. (C.A. No. 8175). The two appraisal petitions allege that the $32 per share price paid to the Predecessor’s shareholders in the Merger did not represent the fair value of the Company on the date the Merger was consummated. On June 24, 2013, the Court consolidated the two pending appraisal proceedings as In re: Appraisal of Ancestry.com Inc. The litigation is currently in discovery and trial has been scheduled in the Court of Chancery for June 2014.

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

General

The Company has and may become party to various other legal proceedings and other claims that arise in the ordinary course of business or otherwise in the future. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. While the Company cannot assure the ultimate outcome of any legal proceeding or contingency in which it is or may become involved, the Company does not believe that any pending legal claim or proceeding arising in the ordinary course will be resolved in a manner that would have a material adverse effect on its business. Although the Company considers the likelihood of such an outcome to be remote, if one or more of these legal matters resulted in an adverse money judgment against the Company, such a judgment could have a material adverse effect on its operating results and financial conditions and may result in the Company being required to pay significant monetary damages.

8. SUBSEQUENT EVENTS

In April 2014, the Company declared and paid its parent, Holdings LLC, a return-of-capital distribution of $18.4 million. Holdings LLC used the proceeds of the return-of-capital distribution to pay accumulated interest on its PIK notes.

9. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Ancestry.com LLC and by certain of its direct and indirect restricted subsidiaries (“Guarantor Subsidiaries”) in accordance with the indenture. All other subsidiaries that do not guarantee the Notes are “Non-Guarantors.” Each subsidiary is 100% owned directly or indirectly by the Parent, and there are no significant restrictions on the ability of the Parent or any of the Guarantor Subsidiaries to obtain funds from its subsidiaries by dividend or loan. The Parent conducts substantially all of its business through its subsidiaries. In servicing payments on the Notes and other indebtedness, the Issuer will rely on cash flows from these subsidiaries. See Note 4 for further information regarding the Notes.

The Guarantor Subsidiaries are exempt from reporting under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to Rule 12h-5 under the Exchange Act. As such, the Company is presenting the following condensed consolidating balance sheets, statements of comprehensive loss and statements of cash flows as set forth below of the Parent, Issuer, Guarantor Subsidiaries and the Non-Guarantor subsidiaries.

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

All direct and indirect domestic subsidiaries are included in Ancestry U.S. Holdings Inc.’s consolidated U.S. tax return. In the condensed consolidating financial statements, income tax benefit (expense) has been allocated based on each such domestic subsidiary’s relative pretax income to the consolidated pretax income (loss).

Management believes that the allocations and adjustments noted above are reasonable. However, such allocations and adjustments may not be indicative of the actual amounts that would have been incurred had the Parent, Guarantor Subsidiaries and Non-Guarantors operated independently.

Certain prior period amounts have been reclassified to conform to the current year presentation of the financial statements. These reclassifications did not have a significant impact on the condensed consolidating financial statements.

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

March 31, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
ASSETS
Current assets:
Cash and cash equivalents	$18,485	$129	$96,817	$6,072	$—	$121,503
Restricted cash	—	45,280	6,985	—	—	52,265
Accounts receivable, net of allowances	—	—	7,980	2,737	—	10,717
Income tax receivable	—	—	4,720	—	—	4,720
Current deferred income taxes	—	—	14,224	—	—	14,224
Prepaid expenses and other current assets	—	911	9,664	314	—	10,889
Intercompany receivables	123	—	1,938	1,827	(3,888)	—

Total current assets	18,608	46,320	142,328	10,950	(3,888)	214,318
Property and equipment, net	—	—	36,605	404	—	37,009
Content databases, net	—	—	272,765	894	—	273,659
Intangible assets, net	—	—	379,684	—	—	379,684
Goodwill	—	—	947,482	801	—	948,283
Investment in subsidiary	521,374	1,377,858	485,603	—	(2,384,835)	—
Other assets	—	30,325	3,580	210	—	34,115

Total assets	$539,982	$1,454,503	$2,268,047	$13,259	$(2,388,723)	$1,887,068

LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable	$—	$15	$13,505	$304	$—	$13,824
Accrued expenses	—	9,898	41,206	4,935	—	56,039
Acquisition-related liabilities	—	45,280	6,885	—	—	52,165
Deferred revenues	—	—	152,298	263	—	152,561
Current portion of long-term debt	—	36,796	—	—	—	36,796
Intercompany payables	1	—	1,893	1,994	(3,888)	—

Total current liabilities	1	91,989	215,787	7,496	(3,888)	311,385
Long-term debt, net	—	861,049	—	—	—	861,049
Deferred income taxes	—	—	165,190	(14)	—	165,176
Other long-term liabilities	—	—	9,477	—	—	9,477

Total liabilities	1	953,038	390,454	7,482	(3,888)	1,347,087
Total member’s interests	539,981	501,465	1,877,593	5,777	(2,384,835)	539,981

Total liabilities and member’s interests	$539,982	$1,454,503	$2,268,047	$13,259	$(2,388,723)	$1,887,068

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING BALANCE SHEETS (continued)

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

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

Three Months Ended March 31, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$153,107	$5,691	$(5,152)	$153,646
Total cost of revenues	—	—	38,868	965	(5,152)	34,681

Gross profit	—	—	114,239	4,726	—	118,965
Operating expenses:
Technology and development	—	—	24,280	285	—	24,565
Marketing and advertising	—	—	41,930	3,275	—	45,205
General and administrative	—	40	13,503	671	—	14,214
Amortization of acquired intangible assets	—	—	37,051	—	—	37,051

Total operating expenses	—	40	116,764	4,231	—	121,035

Income (loss) from operations	—	(40)	(2,525)	495	—	(2,070)
Interest income (expense), net	—	(17,338)	(54)	1	—	(17,391)
Other income (expense), net	—	(8)	21	6	—	19

Income (loss) before income taxes	—	(17,386)	(2,558)	502	—	(19,442)
Income tax benefit (expense)	—	6,346	10,792	(73)	—	17,065

Income (loss) before loss from subsidiaries	—	(11,040)	8,234	429	—	(2,377)
Loss from subsidiaries	(2,377)	(5,894)	(16,505)	—	24,776	—

Net income (loss)	$(2,377)	$(16,934)	$(8,271)	$429	$24,776	$(2,377)

Comprehensive income (loss)	$(2,377)	$(16,934)	$(8,271)	$429	$24,776	$(2,377)

Three Months Ended March 31, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$122,843	$5,859	$(5,180)	$123,522
Total cost of revenues	—	—	31,624	1,030	(5,180)	27,474

Gross profit	—	—	91,219	4,829	—	96,048
Operating expenses:
Technology and development	214	—	19,967	336	—	20,517
Marketing and advertising	—	—	33,690	3,268	—	36,958
General and administrative	232	201	10,635	751	—	11,819
Amortization of acquired intangible assets	—	—	46,386	—	—	46,386

Total operating expenses	446	201	110,678	4,355	—	115,680

Income (loss) from operations	(446)	(201)	(19,459)	474	—	(19,632)
Interest income (expense), net	—	(22,025)	12	5	—	(22,008)
Other expense, net	—	—	(302)	(249)	—	(551)

Income (loss) before income taxes	(446)	(22,226)	(19,749)	230	—	(42,191)
Income tax benefit	163	8,112	12,481	8	—	20,764

Income (loss) before loss from subsidiaries	(283)	(14,114)	(7,268)	238	—	(21,427)
Loss from subsidiaries	(21,144)	(19,134)	(33,372)	(331)	73,981	—

Net loss	$(21,427)	$(33,248)	$(40,640)	$(93)	$73,981	$(21,427)

Comprehensive loss	$(21,427)	$(33,248)	$(40,640)	$(93)	$73,981	$(21,427)

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

Three Months Ended March 31, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$18,131	$32,867	$77,754	$(3,896)	$(66,849)	$58,007

Investing activities:
Capitalization of content databases	—	—	(7,986)	—	—	(7,986)
Purchases of property and equipment	—	—	(4,495)	—	—	(4,495)
Investment in subsidiaries	—	(6,347)	—	—	6,347	—
Return of capital from subsidiaries	—	—	17,560	—	(17,560)	—

Net cash provided by (used in) investing activities	—	(6,347)	5,079	—	(11,213)	(12,481)
Financing activities:
Member’s capital contributions	16	—	—	—	—	16
Principal payments on debt	—	(9,393)	—	—	—	(9,393)
Payment of contingent consideration	—	—	(1,200)	—	—	(1,200)
Capital contribution from parent	—	—	6,347	—	(6,347)	—
Return of capital to parent	—	(17,560)	—	—	17,560	—
Intercompany dividends paid	—	—	(51,525)	(15,324)	66,849	—

Net cash provided by (used in) financing activities	16	(26,953)	(46,378)	(15,324)	78,062	(10,577)

Net increase (decrease) in cash and cash equivalents	18,147	(433)	36,455	(19,220)	—	34,949
Cash and cash equivalents at beginning of period	338	562	60,362	25,292	—	86,554

Cash and cash equivalents at end of period	$18,485	$129	$96,817	$6,072	$—	$121,503

Three Months Ended March 31, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$—	$(12,048)	$55,568	$82	$—	$43,602

Investing activities:
Capitalization of content databases	—	—	(4,753)	—	—	(4,753)
Purchases of property and equipment	—	—	(3,493)	(30)	—	(3,523)
Investment in subsidiaries	(2,499)	(14,413)	(102)	—	17,014	—
Return of capital from subsidiaries	—	28,017	—	—	(28,017)	—

Net cash provided by (used in) investing activities	(2,499)	13,604	(8,348)	(30)	(11,003)	(8,276)
Financing activities:
Proceeds from exercise of stock options	—	—	457	—	—	457
Taxes paid related to net share settlement of stock-based awards	—	—	(280)	—	—	(280)
Principal payments on debt	—	(1,675)	—	—	—	(1,675)
Member’s capital contributions	2,499	—	—	—	—	2,499
Capital contribution from parent	—	—	16,912	102	(17,014)	—
Return of capital to parent	—	—	(28,017)	—	28,017	—

Net cash provided by (used in) financing activities	2,499	(1,675)	(10,928)	102	11,003	1,001

Net increase (decrease) in cash and cash equivalents	—	(119)	36,292	154	—	36,327
Cash and cash equivalents at beginning of period	—	470	28,925	6,256	—	35,651

Cash and cash equivalents at end of period	$—	$351	$65,217	$6,410	$—	$71,978

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements relating to future events and future performance. All statements other than those that are purely historical may be forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report include statements about:

•	our future financial performance, including our revenues, cost of revenues and operating expenses, and our ability to sustain profitability and achieve long-term growth;

•	our rate of revenue and expense growth;

•	our ability to attract and retain subscribers;

•	our high degree of leverage and our ability to service our debt;

•	our ability or our parent’s ability to take on additional debt;

•	our intention to pay dividends to our parent to fund cash interest payments on the PIK notes;

•	risks related to the “Notes” and to high yield debt securities generally;

•	the potential impact of debt covenant restrictions on our flexibility in operating our business;

•	the pool of our potential subscribers;

•	our investments in content, technology and products, including our AncestryDNA service, and the success of our promotional programs and new products;

•	our competitive position;

•	our ability to generate additional revenues on a cost-effective basis;

•	our ability to acquire content and make it available online;

•	our ability to enhance the subscribers’ experience with added tools and features and to provide value;

•	our continued investment in our international operations;

•	our ability to adequately manage costs and control margins and trends;

•	our liquidity and working capital requirements and the availability of cash and credit;

•	our ability to protect users’ data and privacy concerns and to comply with privacy and security standards and laws, including data related to our Ancestry DNA service;

•	our ability to manage growth, including adding employees and facilities;

•	our success with respect to any recent or future acquisitions, and our ability to integrate acquired businesses;

•	changes in our effective tax rate;

•	the impact of external market forces, including changes in the macroeconomic environment, interest rates, and foreign currency exchange rates;

•	the impact of claims or litigation; and

•	the impact of current and potential legislation and regulatory changes on privacy, subscription renewal, DNA or other aspects of our business.

Although we believe that the assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss in this Quarterly Report under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere, including information contained in our Annual Report on Form 10-K. You should read these factors and the other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report.

If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. All subsequent written or spoken forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

Ancestry.com LLC (the “Parent”) is a holding company and all operations are conducted by its wholly-owned subsidiaries. Ancestry.com LLC and its subsidiaries are collectively referred to as “Ancestry.com,” “we” or “us”. Ancestry.com is the world’s largest online family history resource, with approximately 2.2 million paying subscribers around the world to Ancestry.com branded websites as of March 31, 2014. Total subscribers across all websites, including Ancestry.com branded websites, Archives.com, Fold3.com and Newspapers.com, were approximately 2.7 million as of March 31, 2014.

We offer access on a subscription basis to an extensive collection of billions of historical records that we have digitized, indexed and made available online over the past 18 years. Our subscribers use our proprietary web-based services and content collection to research their family histories, build their family trees, collaborate with other subscribers, upload their own records and publish and share their stories. These subscribers are our primary source of revenues. We believe we provide ongoing value to our subscribers by regularly adding new historical content and enhancing our web-based services and platforms with new tools, features and services that enable greater collaboration among our users through the growth of our global community. Our goal is to remain the leading online resource for family history and to grow our worldwide subscriber base by offering a superior value proposition to anyone interested in learning more about their family history.

The following discussion and analysis is based on and should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report, as well as the consolidated financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and other information in our Annual Report on Form 10-K.

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key operating metrics to evaluate our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate forward-looking projections. The following key operating metrics reflect data with respect to our Ancestry.com websites and exclude our other subscription-based websites, such as Archives.com, Fold3.com, and Newspapers.com.

•	Total subscribers. A subscriber is an individual who pays for renewable access or redeems a gift subscription to one of our Ancestry.com branded websites. Total subscribers is defined as the number of subscribers at the end of the period.

•	Net subscriber additions. Net subscriber additions is the total number of new customers who purchase a subscription or redeem a gift subscription to our Ancestry.com branded websites less the total number of subscribers who choose not to renew a completed subscription in the period.

Our key business metrics are presented for the three months ended March 31, 2014, December 31, 2013 and March 31, 2013 (in thousands):

	Three Months Ended
	March 31,	December 31,	March 31,
	2014	2013	2013
Total subscribers at end of quarter	2,161	2,140	2,096
Net subscriber additions	21	(35)	80

The following table presents the percentage of total subscribers by subscription duration type at March 31, 2014, December 31, 2013 and March 31, 2013:

	March 31, 2014	December 31, 2013	March 31, 2013
Annual	40.9%	42.0%	45.0%
Semi-annual	22.4	22.9	27.0
Quarterly	2.5	2.7	3.3
Monthly	34.2	32.4	24.7

Total	100.0%	100.0%	100.0%

Components of Condensed Consolidated Statements of Comprehensive Loss

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

Subscription revenues from our Ancestry.com branded websites accounted for approximately 92% of the total subscription revenues for three months ended March 31, 2014. Total subscription revenues also include subscriptions to our other websites, such as Archives.com, Fold3.com and Newspapers.com. We attribute subscription revenues by country based on the billing address of the subscriber, regardless of the website to which the person subscribes. The following table presents subscription revenue by geographic region (in thousands):

	Three Months Ended March 31,
	2014	2013
United States	$104,590	$86,396
United Kingdom	15,939	12,913
All other countries	16,665	14,465

Total subscription revenues	$137,194	$113,774

Subscription revenues for the three months ended March 31, 2013 were lower than they otherwise would have been due to the write-down of deferred revenues to fair value as a result of the application of purchase accounting. Deferred revenues were written down to fair value in conjunction with the Parent’s acquisition of our predecessor, Ancestry.com Inc. (the “Predecessor” or “Issuer”) on December 28, 2012 (the “Merger) and all activity related to the Merger (collectively the “Transaction”). As a result, subscription revenues recognized for the three months ended March 31, 2014 are not directly comparable to subscription revenues recognized for the three months ended March 31, 2013.

Product and other revenues. Product and other revenues include sales of our AncestryDNA services, Family Tree Maker desktop software, ProGenealogists’ genealogical research services, shipping revenue, physical delivery of copies of historical vital records (birth, marriage and death certificates) and other products and services. Revenues related to these products or services are recognized upon shipment of the product or completion of the services, as applicable.

Expenses

Personnel-related costs for each category of cost of revenues and operating expenses include salaries, stock-based compensation, bonuses, employee benefit costs and employer payroll taxes.

Cost of Revenues

Cost of subscription revenues. Cost of subscription revenues consists of amortization of content databases, web server operating costs, personnel-related costs of web support and customer service employees, credit card processing fees, outside service costs for customer services, royalty costs on certain content licensed from others and iOS transaction fees. Web server operating costs include depreciation, software licensing on web servers and related equipment and web hosting costs.

Cost of product and other revenues. Cost of product and other revenue consists of AncestryDNA service costs, personnel-related costs of customer service and other product fulfillment employees, direct costs of products sold, shipping costs, and credit card processing fees.

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

Marketing and advertising. Marketing and advertising expenses consist primarily of external marketing expenses, such as television, search and display advertising, and personnel-related costs. Marketing and advertising costs are principally incurred in the United States, the United Kingdom, Australia and Canada. The marketing and advertising costs to acquire subscribers are generally incurred before we recognize the associated subscription revenues, which are recognized ratably over the subscription periods. As a result, marketing and advertising expenses as a percentage of total revenues may vary between periods due to the timing of when revenues and expenses are recognized.

General and administrative. General and administrative expenses consist principally of personnel-related and outside service expenses related to our executive, finance, legal, human resources and other administrative functions.

Amortization of acquired intangible assets. Amortization of acquired intangible assets is the amortization expense associated with subscriber relationships and contracts, technologies, trademarks and tradenames and other acquired intangible assets.

Interest Expense, Net, Other Income (Expense), Net and Income Tax Benefit

Interest expense, net. Interest expense, net includes interest expense associated with our debt, amortization of deferred financing and original issue discount costs associated with the issuance of our debt, including accelerated amortization of costs as a result of any debt repricings, and interest income earned on cash and cash equivalents. Our interest expense varies based on the level of debt outstanding and changes in interest rates.

Other income (expense), net. Other income (expense), net primarily includes foreign currency transaction and remeasurement gains and losses, which vary based on changes in foreign currency exchange rates.

Income tax benefit. Income tax benefit consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

Results of Operations

The following table sets forth our statements of operations, as included in the condensed consolidated statements of comprehensive loss, as a percentage of total revenues for the three months ended March 31, 2014 and 2013. The information contained in the table below should be read in conjunction with our condensed consolidated financial statements and the related notes.

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Subscription revenues	89.3%	92.1%
Product and other revenues	10.7	7.9

Total revenues	100.0	100.0
Costs of revenues:
Cost of subscription revenues	15.2	16.7
Cost of product and other revenues	7.4	5.5

Total cost of revenues	22.6	22.2

Gross profit	77.4	77.8
Operating expenses:
Technology and development	16.0	16.6
Marketing and advertising	29.4	29.9
General and administrative	9.2	9.6
Amortization of acquired intangible assets	24.1	37.6

Total operating expenses	78.7	93.7

Loss from operations	(1.3)	(15.9)
Interest expense, net	(11.3)	(17.8)
Other income (expense), net	—	(0.4)

Loss before income taxes	(12.6)	(34.1)
Income tax benefit	11.1	16.8

Net loss	(1.5)	(17.3)

Revenues, Costs of Revenues and Gross Profit

	Three Months Ended
	March 31,
	2014	2013	% Change
	(In thousands)
Revenues:
Subscription revenues	$137,194	$113,774	20.6%
Product and other revenues	16,452	9,748	68.8

Total revenues	153,646	123,522	24.4
Cost of revenues:
Cost of subscription revenues	23,368	20,733	12.7
Cost of product and other revenues	11,313	6,741	67.8

Total cost of revenues	34,681	27,474	26.2

Gross profit	$118,965	$96,048	23.9

Gross profit percentage	77.4%	77.8%

Subscription revenues

For the three months ended March 31, 2014, our subscription revenues increased $23.4 million compared to the three months ended March 31, 2013. Excluding the $11.5 million non-cash adjustment to write down deferred revenue to fair value as a result of the application of purchase accounting for the Transaction in the prior year, subscription revenues for the three months ended March 31, 2014 would have increased by $11.9 million compared to the three months ended March 31, 2013. This increase was primarily the result of an increase in the number of total subscribers to Ancestry.com websites. While the number of total subscribers increased during the three months ended March 31, 2014, subscriber growth was offset in part by softness in gross subscriber additions and, thus, net subscriber additions compared to the three months ended March 31, 2013. In addition, the average monthly revenue per subscriber for Ancestry.com and Archives.com was higher for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to a higher percentage of monthly subscribers. Monthly subscription durations generally have a higher average monthly revenue per subscriber than longer term subscription durations. For the three months ended March 31, 2014, changes in average foreign currency exchange rates had a slight negative impact on subscription revenues compared to three months ended March 31, 2013.

Product and other revenues

For the three months ended March 31, 2014, our product and other revenues increased $6.7 million compared to the three months ended March 31, 2013. The increase was primarily due to higher sales volume for AncestryDNA as a result of increased marketing.

Cost of subscription revenues

For the three months ended March 31, 2014, our cost of subscription revenues increased $2.6 million compared to the three months ended March 31, 2013. The increase was primarily due to a $1.4 million increase in web hosting costs, which increased primarily due to additional depreciation expense for new web operations equipment. Additionally, content database amortization increased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to an incremental investment in content databases.

Cost of product and other revenues

For the three months ended March 31, 2014, our cost of product and other revenues increased $4.6 million compared to the three months ended March 31, 2013. The increase was primarily due to an increase in costs associated with AncestryDNA due to increased sales volume, partially offset by a reduction in per-unit processing costs.

Operating Expenses

	Three Months Ended
	March 31,
	2014	2013	% Change
	(In thousands)
Operating expenses:
Technology and development	$24,565	$20,517	19.7%
Marketing and advertising	45,205	36,958	22.3
General and administrative	14,214	11,819	20.3
Amortization of acquired intangible assets	37,051	46,386	(20.1)

Total operating expenses	$121,035	$115,680	4.6

Technology and development

For the three months ended March 31, 2014, our technology and development expenses increased $4.0 million compared to the three months ended March 31, 2013. The increase is primarily due to an increase in personnel-related expenses as a result of an increase in the average number of technology and development personnel during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Marketing and advertising

For the three months ended March 31, 2014, our marketing and advertising expenses increased $8.2 million compared to the three months ended March 31, 2013. The increase was primarily due to a $7.4 million increase in external marketing expenses due to additional marketing campaigns, including marketing campaigns for AncestryDNA, and an increase in media rates.

General and administrative

For the three months ended March 31, 2014, our general and administrative expenses increased $2.4 million compared to the three months ended March 31, 2013. This increase was primarily due to a $2.1 million increase in personnel-related expenses largely as a result of an increase in the average number of general and administrative personnel.

Amortization of acquired intangible assets

For the three months ended March 31, 2014, our amortization of acquired intangible assets decreased $9.3 million compared to the three months ended March 31, 2013. These decreases were primarily due to certain intangible assets being amortized on an accelerated basis over the estimated useful life of the asset.

Interest Expense, Net, Other Income (Expense), Net and Income Tax Benefit

	Three Months Ended
	March 31,
	2014	2013	% Change
	(In thousands)
Interest expense, net	$(17,391)	$(22,008)	(21.0)%
Other income (expense), net	19	(551)	(103.4)
Income tax benefit	17,065	20,764	(17.8)
Other data:
Effective tax rate	87.8%	49.2%

Interest expense, net

For the three months ended March 31, 2014, interest expense, net decreased $4.6 million compared to the three months ended March 31, 2013. Interest expense, net decreased primarily due to a lower effective interest rate on our term loans due to repricing of the term loans in May and December 2013. For the three months ended March 31, 2014, the effective interest rate of both the Amended Term B-1 Loan and Amended Term B-2 Loan was approximately 5.9%. For the three months ended March 31, 2013, the effective interest rate of the original term loan was approximately 8.6%. In addition, the average term loan balance outstanding for the three months ended March 31, 2014 was $622.0 million compared to an average term loan balance outstanding of $670.0 million for the three months ended March 31, 2013.

Other income (expense), net

For the three months ended March 31, 2014, other income (expense), net changed primarily due to changes in foreign currency exchange rates compared to the three months ended March 31, 2013.

Income tax benefit

For the three months ended March 31, 2014, we recorded an income tax benefit of $17.1 million, resulting in an effective income tax rate of 87.8%, compared to an income tax benefit of $20.8 million, resulting in an effective income tax rate of 49.2%, for the three months ended March 31, 2013. The increase of 38.6 percentage points in the effective income tax rate resulted primarily from an increased foreign tax rate benefit in the three months ended March 31, 2014.

Other Financial Data

In addition to our results discussed above determined under accounting principles generally accepted in the United States (“GAAP”), we believe non-GAAP revenues, adjusted EBITDA and free cash flow are useful to investors as supplemental measures to evaluate the overall operating performance of our business. For the three months ended March 31, 2014 and 2013, our non-GAAP revenues, adjusted EBITDA and free cash flow were as follows:

	Three Months Ended
	March 31,
	2014	2013	% Change
	(In thousands)
Non-GAAP revenues (1)	$153,646	$135,022	13.8%
Adjusted EBITDA(2)	48,972	48,980	0.0
Free cash flow(3)	32,166	50,691	(36.5)

(1)	Non-GAAP revenues. We define non-GAAP revenues as the revenues that would have been recognized, except for the write-down of deferred revenue to fair value as a result of the application of purchase accounting for the Transaction. Non-GAAP revenues is calculated as total revenues plus the effects of non-cash adjustments to revenue from purchase accounting.
(2)	Adjusted EBITDA. We define adjusted EBITDA as net income (loss) plus non-cash adjustments to revenue from purchase accounting, interest expense, net; other (income) expense, net; income tax expense (benefit); and non-cash charges including depreciation, amortization, and stock-based compensation expense.

(3)	Free cash flow. We define free cash flow as net income (loss) plus non-cash adjustments to revenue from purchase accounting, interest expense, net; other (income) expense, net; income tax expense (benefit); and non-cash charges including depreciation, amortization, and stock-based compensation expense; minus capitalization of content databases, purchases of property and equipment and cash received (paid) for income taxes and interest.

We believe non-GAAP revenues, adjusted EBITDA and free cash flow are useful to investors as supplemental measures to evaluate the overall operating performance of the Company. Non-GAAP revenues, adjusted EBITDA and free cash flow are financial data that are not calculated in accordance with GAAP. The tables below provide a reconciliation of these non-GAAP financial measures to total revenues or net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP. We prepare non-GAAP revenues, adjusted EBITDA and free cash flow to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate, as well as the material limitations of non-GAAP measures.

Our management uses non-GAAP revenues, adjusted EBITDA and free cash flow as measures of operating performance, for planning purposes, including the preparation of our annual operating budget, to allocate resources to enhance the financial performance of our business, to evaluate the effectiveness of our business strategies and in communications with our Operating Committee concerning our financial performance. Adjusted EBITDA together with non-GAAP revenues has also been used as a financial performance objective in determining the bonus pool under our recent performance incentive programs. Management believes that the use of non-GAAP revenues, adjusted EBITDA and free cash flow provides consistency and comparability with our past financial performance, facilitates period- to-period comparisons of operations and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results. Management believes that it is useful to exclude non-cash charges such as purchase accounting adjustments, depreciation, amortization and stock-based compensation from non-GAAP revenues, adjusted EBITDA and free cash flow because (i) the amount of such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of stock-based awards, as the case may be.

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

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Reconciliation of non-GAAP revenues to total revenues
Total revenues	$153,646	$123,522
Non-cash revenue adjustment(1)	—	11,500

Non-GAAP revenues	$153,646	$135,022

(1)	Represents non-cash adjustments to revenue or the revenues that would have been recognized, except for the write-down of deferred revenue to fair value as a result of the application of purchase accounting for the Transaction.

The following table presents a reconciliation of our adjusted EBITDA and free cash flow to net loss, the most comparable GAAP measure, for the periods presented.

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Reconciliation of adjusted EBITDA and free cash flow to net loss: (2)
Net loss	$(2,377)	$(21,427)
Non-cash revenue adjustment(1)	—	11,500
Interest expense, net	17,391	22,008
Other (income) expense, net	(19)	551
Income tax benefit	(17,065)	(20,764)
Depreciation	5,099	3,773
Amortization	44,137	52,893
Stock-based compensation expense	1,806	446

Adjusted EBITDA	$48,972	$48,980

Capitalization of content databases	(7,986)	(4,753)
Purchases of property and equipment	(4,495)	(3,523)
Cash paid for interest	(6,922)	(11,781)
Cash received for income taxes	2,597	21,768

Free cash flow	$32,166	$50,691

(1)	Represents non-cash adjustments to revenue or the revenues that would have been recognized, except for the write-down of deferred revenue to fair value as a result of the application of purchase accounting for the Transaction.
(2)	Net loss and therefore adjusted EBITDA and free cash flow for the three months ended March 31, 2014 include $0.9 million of professional service fees related to litigation and costs associated with the return of capital transaction declared in February 2014 by our Parent. For the three months ended March 31, 2013, net loss, adjusted EBITDA and free cash flow include $1.1 million of professional services related to litigation and cost associated with reorganizing our corporate structure.

Liquidity and Capital Resources

Credit Facility

In December 2012, the Issuer entered into a credit facility, which as amended on May 15, 2013 and December 30, 2013 (the “Second Amended Credit Facility”) consists of a $457.1 million amended Term B-1 Loan (the “Amended Term B-1 Loan”) maturing in December 2018, a $165.0 million amended Term B-2 Loan (the “Amended Term B-2 Loan”) maturing in May 2018, and a $50.0 million revolving facility (the “Revolving Facility”) expiring in December 2017. As of March 31, 2014, no funds had been drawn against the Revolving Facility. Borrowings under the Revolving Facility may be used for the purpose of general working capital, capital expenditures and other capital needs. The Second Amended Credit Facility allows the Issuer to borrow additional amounts up to $150.0 million provided the pro forma total net secured leverage ratio as defined in the agreement for the Second Amended Credit Facility does not exceed 4.00 to 1.00 and subject to market availability. Additional amounts can be borrowed subject to covenants in the Second Amended Credit Facility.

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

The Amended Term B-1 Loan, Amended Term B-2 Loan and Revolving Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable margin plus, at our option, either: (a) a base rate determined by reference to the highest of (i) the Barclays Bank PLC prime rate at such time, (ii) 0.50% in excess of the overnight federal funds rate at such time and (iii) the LIBOR rate that is in effect for a LIBOR loan with an interest period of one month plus 1.00%, provided that the base rate for the Amended Term B-1 Loan and Amended Term B-2 Loan is not less than 2.00%; or (b) a LIBOR rate, provided that the LIBOR rate for the Amended Term B-1 Loan and the Amended Term B-2 Loan is not less than 1.00%. The applicable margin shall mean either: (a) in the case of a base rate Amended Term B-1 Loan, 2.50%, and in the case of a base rate Amended Term B-2 Loan, 2.00%, or (b) in the case of a LIBOR Amended Term B-1 Loan, 3.50%, and in the case of a LIBOR Amended Term B-2 Loan, 3.00%. As of March 31, 2014, the interest rates on the Amended Term B-1 Loan and Amended Term B-2 Loan were equal to a LIBOR floor of 1.00% plus applicable margins of 3.50% and 3.00%, respectively. The applicable margin for the Revolving Facility is subject to step-ups and step-downs based on our leverage ratio. The Issuer is also required to pay a commitment fee of 0.50% per annum on the unutilized commitments under the Revolving Facility, which fee decreases to 0.375% if the total net secured leverage ratio is less than or equal to 2.75 to 1.00. The effective interest rates of both the Amended Term B-1 Loan and Amended Term B-2 Loan are approximately 5.9%.

The credit agreement governing the Second Amended Credit Facility permits restricted payments, including dividends, out of “available amounts” (as defined in the agreement for the Second Amended Credit Facility). The available amount formulation includes a starter amount of $25.0 million and will include available amounts beginning with respect to the year ended December 31, 2014. However, available amounts are adjusted annually upon the delivery of our audited financial statements beginning with the year ended December 31, 2014. Available amounts are adjusted based on the calculation of 50% of our annual retained excess cash flow. Separately, the credit agreement has a general basket for restricted payments of $40.0 million.

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

The Second Amended Credit Facility also requires the Issuer to maintain an interest rate protection agreement for a period of not less than three years from the closing date such that not less than 50% of the outstanding debt of the Issuer and its restricted subsidiaries at the closing date is (i) subject to an interest rate protection agreement or (ii) fixed-rate borrowings. Accordingly, the Issuer has interest rate cap agreements with a $190.0 million total notional amount that cap the three-month LIBOR rate at 1.50% expiring March 31, 2016. This agreement, in conjunction with the fixed interest rate borrowings discussed below, met the stipulations prescribed by the Second Amended Credit Facility agreement. See Note 4 in the condensed consolidated financial statements as of March 31, 2014 for further description of the terms of our Second Amended Credit Facility. The Issuer, at its discretion, has also entered into an interest rate cap agreement with a $200.0 million total notional amount effective on March 31, 2016 that caps the three-month LIBOR rate at 2.00% expiring December 30, 2016.

Senior Notes

The Issuer has outstanding $300.0 million of fixed-rate 11.0% notes (the “Notes”) due in December 2020. Interest on the Notes is payable semi-annually in arrears on June 15 and December 15 of each year. The Issuer may redeem all or any portion of the Notes at any time prior to December 15, 2016 at a price equal to 100% of the aggregate principal plus the applicable premium, as defined in the indenture, and accrued interest. The Issuer may redeem any portion or all of the Notes after December 15, 2016 at redemption prices as set forth in the indenture, plus accrued and unpaid interest. In addition, the Issuer may redeem up to 35% of the aggregate principal of the Notes with an amount equal to the proceeds of certain equity offerings any time prior to December 2015 at 111% plus accrued interest. Upon a change of control, the Issuer is required to make an offer to redeem all of the Notes from the holders at 101% of the principal amount thereof plus accrued interest.

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

The indenture governing the Notes generally permits the payment of restricted payment, including dividends, out of a cumulative basket, which grows quarterly based on 50% of our cumulative Consolidated Net Income, as defined in the indenture governing the Notes, since October 1, 2012. In addition, as a condition to making such payments, we must be in compliance with a pro-forma fixed charge coverage ratio greater than or equal to 2.0 to 1.0. Separately, the indenture has a general basket for such payments of the greater of $50.0 million or 2.5% of total assets.

Ancestry.com Holdings LLC Senior Unsecured PIK Notes

On September 17, 2013, our parent, Ancestry.com Holdings LLC (“Holdings LLC”), closed a private offering of $300.0 million aggregate principal amount of senior unsecured payment-in-kind toggle notes due October 15, 2018. On February 3, 2014, Holdings LLC closed an additional private follow-on offering of $100.0 million aggregate principal amount of senior unsecured payment-in-kind toggle notes, which have identical terms (other than issue date and issue price) and constitute part of the same series as the notes under the indenture dated as of September 17, 2013 (collectively, the “PIK Notes”). The follow-on offering was issued at 103%, resulting in an original issue premium of $3.0 million. Holdings LLC subsequently distributed the proceeds of the follow-on offering, net of related fees and expenses, to its indirect parent entity to fund a return-of-capital distribution to its indirect parent entity’s shareholders and stock-based award holders. Holdings LLC is a holding company with no material operations and limited assets other than its ownership of the membership interests of Ancestry.com LLC.

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

The PIK Notes are senior unsecured obligations of Holdings LLC and are structurally subordinated to all our existing and future indebtedness. Additionally, we did not guarantee the PIK Notes, nor were any of our assets pledged as collateral for the PIK Notes. As we are not an obligor or a guarantor on the PIK Notes, the debt is recorded only in the financial statements of Holdings LLC and is not reflected in the condensed consolidated financial statements of Ancestry.com LLC. While not required, we intend to make dividends to Holdings LLC in order to fund cash interest payments of the PIK Notes, provided that such dividends are permitted under the covenants of the Second Amended Credit Facility and Notes. If interest on the PIK Notes is paid in cash, annual interest payments will total approximately $38.5 million

In April 2014, we declared and paid our parent, Holdings LLC, a return-of-capital distribution of $18.4 million. Holdings LLC used the proceeds of the return-of-capital distribution to pay accumulated interest on its PIK notes.

Liquidity

Our primary sources of liquidity are our cash and cash equivalents, our cash flows from operations and amounts available under our Revolving Facility. At March 31, 2014, we had $121.5 million in cash and cash equivalents and $50.0 million of availability on our Revolving Facility.

Operating costs include costs such as marketing and advertising, personnel-related expenses, capital expenditures related to content databases and equipment, investments in new service offerings and technologies and web hosting costs, and business acquisitions. Expenditures have increased as operations and the number of personnel have grown, and we anticipate that our expenditures will continue to increase in the future. Our future cash expenditures may vary significantly from those now planned and will depend on many factors including:

•	amounts we must pay to service our debt;

•	dividends we intend to make to our parent to fund cash interest payments on the PIK Notes;

•	the levels of advertising and promotion required to acquire and retain subscribers;

•	the development of new services and enhancement of functionality in our technology and tools;

•	market acceptance of our services;

•	the launch of additional services and expansion into new markets;

•	the level of new content acquisition required to retain and acquire subscribers;

•	the building of infrastructure necessary to support our growth;

•	the expansion of our development, marketing and administrative organizations;

•	our relationships with subscribers and vendors;

•	our engaging in additional business acquisitions; and

•	amounts we must spend to integrate and operate acquired businesses.

We expect cash and cash equivalents on hand, cash flow from operations and amounts available under our Revolving Facility will provide adequate funds for our currently anticipated operating and recurring cash needs (e.g., debt service, working capital and capital expenditures) for at least the next twelve months; however, our substantial level of debt and debt service obligations as well as our intention to make further dividends to our parent to fund cash interest payments due on the PIK Notes could have important consequences including:

•	making it more difficult for us to satisfy our obligations with respect to our debt, which could result in an event of default under the indenture governing the Notes and the agreements governing our other debt, including the Second Amended Credit Facility;

•	limiting our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements;

•	increasing our vulnerability to general economic downturns and industry conditions, which could place us at a disadvantage compared to our competitors that are less leveraged and can therefore take advantage of opportunities that our leverage prevents us from pursuing;

•	allowing increases in floating interest rates to negatively impact our cash flows;

•	having our financing documents place restrictions on the manner in which we conduct our business, including restrictions on our ability to pay dividends, make investments, incur additional debt and sell assets; and

•	reducing the amount of our cash flows available to fund working capital requirements, capital expenditures, acquisitions, investments, other debt obligations and other general corporate requirements, because we will be required to use a substantial portion of our cash flows to service debt obligations.

In the future, any credit ratings agency may lower a given credit rating, if that rating agency judges that our business, the economic environment, or other future circumstances so warrant. A ratings downgrade could impair our ability to access the capital markets and increase the cost of obtaining capital.

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

Cash Flow Analysis

Summary cash flow information for cash and cash equivalents for the three months ended March 31, 2014 and 2013 is set forth below. We consider cash and cash equivalents in evaluating our overall cash position.

	Three Months Ended
	March 31,
	2014	2013	% Change
	(in thousands)
Net cash and cash equivalents provided by (used in):
Operating activities	$58,007	$43,602	33.0%
Investing activities	(12,481)	(8,276)	(50.8)
Financing activities	(10,577)	1,001	(1,156.6)

Net increase in cash and cash equivalents	$34,949	$36,327	(3.8)

Net cash provided by operating activities

For the three months ended March 31, 2014, net cash provided by operating activities was $58.0 million, an increase of $14.4 million compared to the three months ended March 31, 2013. Net cash provided by operating activities consisted of a net loss of $2.4 million, adjustments for non-cash items of $39.0 million and changes in operating assets and liabilities of $21.3 million. For the three months ended March 31, 2014, this represented a $19.1 million decrease in net loss, a $14.0 million decrease in non-cash adjustments and a $9.3 million increase in the changes in operating assets and liabilities over the three months ended March 31, 2013. The decrease in adjustments for non-cash items primarily consisted of an $11.5 million decrease for non-cash adjustments to deferred revenue as a result of the fair value adjustments as a result of the application of purchase accounting for the Transaction being fully amortized and a $9.3 million decrease in amortization of intangible assets due to certain intangible assets being amortized on an accelerated basis. These decreases were partially offset by increases in other non-cash items such as deferred income taxes, depreciation, and stock-based compensation expense. The increase in the changes in operating assets and liabilities was primarily due to a $28.2 million increase in cash due to the timing of cash receipts and payments offset in part by a decrease of net cash received from tax refunds of $18.9 million.

Net cash used in investing activities

For the three months ended March 31, 2014, net cash used in investing activities totaled $12.5 million, an increase of $4.2 million compared to the three months ended March 31, 2013. For the three months ended March 31, 2014 compared to the three months ended March 31, 2013, investments in content databases increased by $3.2 million and purchases of property and equipment increased $1.0 million.

Net cash provided by (used in) financing activities

For the three months ended March 31, 2014, net cash used in financing activities totaled $10.6 million, an increase of $11.6 compared to the three months ended March 31, 2013. The change was primarily due to an increase in principal payments on our debt of $7.7 million due to changes in our debt terms as a result of the repricing of the Term Loans in May and December 2013 and a decrease in contributions from members of $2.5 million. Additionally, for the three months ended March 31, 2014, we paid $1.2 million in contingent consideration related to a prior acquisition.

Contractual Obligations

There have been no significant changes to our contractual obligations table since December 31, 2013.

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

We consider the assumptions and estimates associated with the testing of goodwill for impairment, recoverability of long-lived assets, income taxes, determination of the fair value of stock options included in stock-based compensation expenses and the estimated useful lives of our intangible assets, including content databases, to be our critical accounting estimates. For further information on our significant accounting policies, see Note 1 to our 2013 consolidated financial statements included in our Annual Report on Form 10-K. There have been no changes to our significant accounting policies since December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business, which currently are comprised primarily of interest rate risks and foreign currency exchange risks. For financial market risks related to interest rates and foreign currency exchange, refer to the “Quantitative and Qualitative Disclosures about Market Risk” contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. Our exposure to market risk has not changed significantly since December 31, 2013.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Appraisal Litigation (In re: Appraisal of Ancestry.com Inc.)

Following the consummation of the Merger, three former shareholders, who, combined, owned approximately 1.4 million shares of our Predecessor’s common stock, instituted two separate appraisal proceedings in the Court of Chancery of the State of Delaware pursuant to Del. C. § 262: Merion Capital, L.P. v. Ancestry.com, Inc. (C.A. No. 8173) and Merlin Partners LP et al. v. Ancestry.com Inc. (C.A. No. 8175). The two appraisal petitions allege that the $32 per share price paid to our Predecessor’s shareholders in the Merger did not represent the fair value of the Company on the date the Merger was consummated. On June 24, 2013, the Court consolidated the two pending appraisal proceedings as In re: Appraisal of Ancestry.com Inc. The litigation is currently in discovery and trial has been scheduled in the Court of Chancery for June 2014.

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

We generate substantially all of our revenues from subscriptions to our services. We must continue to retain existing and attract new subscribers both to grow our business and to replace subscribers who choose to cancel their subscriptions. We seek to do this in part by investing in our product platform and new services and technologies, such as mobile, AncestryDNA and Archives.com. If consumers do not perceive our services to be reliable, valuable and of high quality, if we fail to regularly introduce new and improved services and more content, or if we introduce new services that are not favorably received by the market, we may not be able to retain existing or attract new subscribers and our revenues could be materially adversely affected. Subscribers choose to cancel their subscriptions for many personal reasons, including a desire to reduce discretionary spending, a perception that they do not have sufficient time to use the service or otherwise do not use the service sufficiently or customer service issues are not satisfactorily resolved.

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

Any of these factors could cause our subscriber growth rate, or our number of subscribers, to fall, which could materially adversely impact our business, financial condition and results of operations. For example, while the number of total subscribers increased during the three months ended March 31, 2014, subscriber growth was offset in part by softness in gross subscriber additions and, thus, net subscriber additions compared to the three months ended March 31, 2013. For example, we experienced slower subscriber growth in the first quarter of 2014 than in the first quarter of prior years. We cannot assure you that subscriber growth will not continue to decline and that we will not experience a decline in our number of total subscribers in future periods. If we are unable to effectively retain existing subscribers and attract new subscribers or our number of subscribers declines, our business, financial condition and results of operations could be materially adversely affected.

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

To compete effectively, we may need to expend significant resources on content acquisition, technology or marketing and advertising, which could reduce our margins and have a material adverse effect on our business, financial condition and results of operations. If we do not compete effectively, our ability to retain and expand our subscriber base, and our revenues, results of operations and financial condition, could be materially adversely affected. See Item 1, “Business – Competition.” in our Annual Report on Form 10-K.

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

Our growth in operations has placed a strain on our management, administrative, technological, operational and financial infrastructure. Anticipated future growth, including growth related to the broadening of our product and service offerings and growth related to the acquisition of businesses, will continue to place similar strains on our personnel, technology and infrastructure. Our full-time employee headcount, excluding customer service and digital processing service employees, increased approximately 10% from January 1, 2013 to December 31, 2013, and we plan to continue to hire additional personnel in 2014. Particularly when adding staff quickly, we may not make optimal hiring decisions or may not integrate personnel effectively. Increased activity on our websites, particularly sudden increases, could strain our capacity and result in website performance issues or cause us to hit limitations in our present infrastructure or other technology. Our success will depend in part upon the management ability of our officers with respect to growth opportunities. To manage the expected growth of our operations, we will need to continue to improve our operational, financial, technological and management controls and our reporting systems and procedures. Additional personnel and capital investments will increase our cost base, which, if we fall short of anticipated revenue growth, will make it more difficult to decrease expenses in the short term. If we fail to successfully manage our growth, it could materially adversely affect our business, financial condition and results of operations.

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

As of March 31, 2014, approximately 30% of subscribers to our Ancestry.com branded websites were from locations outside the United States. We are subject to many of the risks of doing business internationally, including the following:

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

For the three months ended March 31, 2014, approximately 20% of our total revenues were received and approximately 8% of our total expenses were paid, in currencies other than the United States dollar, such as the British pound sterling, the Euro, the Australian dollar and the Canadian dollar. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the United States dollar, which could affect our revenues and results of operations. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues, operating expenses and net income. We may not be able to offset adverse foreign currency impact with increased subscription pricing or volume. We attempt to limit our exposure by paying our operating expenses incurred in foreign jurisdictions with revenues received in the applicable currency, but if we do not have enough local currency to pay all our expenses in that currency, we are exposed to currency exchange rate risk with respect to those expenses. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws. For so long as we remain an emerging growth company, we will not be required to:

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

We have substantial debt, totaling approximately $912.7 million as of March 31, 2014, and as a result, we have significant debt service obligations. We also have the ability to borrow up to $50.0 million under the Revolving Facility. Our substantial level of debt and debt service obligations as well as our intention to pay dividends to our parent to fund cash interest payments due on the PIK Notes could have important consequences including:

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

The Notes and the related guarantees are unsecured. This means they are effectively subordinated in right of payment to all of our and the guarantors’ secured debt, including our Second Amended Credit Facility, to the extent of the value of the assets securing that debt. Loans under our Second Amended Credit Facility are secured by substantially all of our and the guarantors’ assets (subject to certain exceptions). As of March 31, 2014, we had approximately $456.0 million and $156.8 million outstanding under the Amended Term B-1 Loan and Amended Term B-2 Loan, respectively; and $50.0 million of availability under the Revolving Facility. Furthermore, the indenture governing the Notes allows us to incur additional secured debt. See Note 7 in our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” for a further description of the terms of the Second Amended Credit Facility.

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

Certain of our existing or future foreign subsidiaries do not guarantee the Notes, and only the Company and all of the Company’s direct and indirect existing and future restricted subsidiaries (except excluded subsidiaries) that guarantee any indebtedness of Ancestry.com Inc. or any guarantor, or incur indebtedness under a credit facility, in each case, subject to certain exceptions, guarantee the Notes. This means the Notes are structurally subordinated to the debt and other liabilities of these non-guarantor subsidiaries. As of March 31, 2014, our non-guarantor subsidiaries had no debt outstanding (excluding intercompany debt). Our non-guarantor subsidiaries may, in the future, incur substantial additional liabilities, including debt. Furthermore, we may, under certain circumstances described in the indenture governing the Notes, designate subsidiaries to be unrestricted subsidiaries, and any subsidiary that is designated as unrestricted will not guarantee the Notes. In the event of our non-guarantor subsidiaries’ bankruptcy, insolvency, liquidation, dissolution, reorganization or similar proceeding, the assets of those non-guarantor subsidiaries will not be available to pay obligations on the Notes until after all of the liabilities (including trade payables) of those non-guarantor subsidiaries have been paid in full.

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

Item 5.	Other Information

Approval of Equity Plan Amendment

Effective May 2, 2014, the Board of Managers of Ancelux S.à r.l approved an amendment to the Ancelux Topco S.C.A. Equity Incentive Plan (the “Plan”). The amendment amends the Plan to increase the number of investor interests issuable thereunder from 490,968 to 613,710. Pursuant to the Plan, options to purchase investor interests in Ancelux Topco S.C.A. and restricted share units with respect to investor interests in Ancelux Topco S.C.A. may be granted to officers, employees, non-employee directors and other service providers of Ancelux Topco S.C.A. (the indirect parent of the Company) and its subsidiaries. Terms applicable to grants to specific individuals under the Plan (including vesting conditions and treatment upon a termination of services) are set forth in an award agreement. The number of investor interests is subject to adjustment in the event of certain corporate transactions or changes in capitalization involving Ancelux Topco S.C.A.

A copy of the Plan, as amended, is filed as Exhibit 10.1 to this Quarterly Report and is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.1†	Third Amended and Restated Ancelux Topco S.C.A. Equity Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ancestry.com LLC

Dated: May 7, 2014	By:	/s/ Timothy Sullivan
Timothy Sullivan
President and Chief Executive Officer

Dated: May 7 , 2014	By:	/s/ Howard Hochhauser
Howard Hochhauser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1†	Third Amended and Restated Ancelux Topco S.C.A. Equity Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
†	Indicates a management contract or compensatory plan.