Form 10-Q
period 2014-06-30
Ancestry.com LLC
filed 2014-08-04
CIK 1575319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 4, 2014, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by a sole member.

Ancestry.com LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANCESTRY.COM LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,465	$86,554
Restricted cash	51,786	60,740
Accounts receivable, net of allowances of $591 and $605 at June 30, 2014 and December 31, 2013, respectively	10,345	11,382
Income tax receivable	3,505	3,285
Current deferred income taxes	9,523	20,350
Prepaid expenses and other current assets	14,559	11,530

Total current assets	181,183	193,841
Property and equipment, net	40,293	37,613
Content databases, net	277,994	272,758
Intangible assets, net	342,683	416,735
Goodwill	948,283	948,283
Other assets	32,194	35,512

Total assets	$1,822,630	$1,904,742

LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable	$11,389	$12,575
Accrued expenses	48,100	51,923
Acquisition-related liabilities	51,686	60,640
Deferred revenues	144,455	137,864
Current portion of long-term debt	36,832	36,760

Total current liabilities	292,462	299,762
Long-term debt, net	852,478	869,620
Deferred income taxes	147,484	185,553
Other long-term liabilities	13,625	9,110

Total liabilities	1,306,049	1,364,045
Commitments and contingencies
Member’s interests:
Member’s interests	678,942	693,072
Accumulated deficit	(162,361)	(152,375)

Total member’s interests	516,581	540,697

Total liabilities and member’s interests	$1,822,630	$1,904,742

See accompanying notes to condensed consolidated financial statements (unaudited)

ANCESTRY.COM LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
Revenues:
Subscription revenues	$137,961	$122,708	$275,155	$236,482
Product and other revenues	18,091	9,240	34,543	18,988

Total revenues	156,052	131,948	309,698	255,470

Costs of revenues:
Cost of subscription revenues	23,895	20,786	47,263	41,519
Cost of product and other revenues	10,615	6,812	21,928	13,553

Total cost of revenues	34,510	27,598	69,191	55,072

Gross profit	121,542	104,350	240,507	200,398
Operating expenses:
Technology and development	24,236	21,418	48,801	41,935
Marketing and advertising	40,986	34,364	86,191	71,322
General and administrative	15,341	13,456	29,555	25,275
Amortization of acquired intangible assets	37,001	46,296	74,052	92,682

Total operating expenses	117,564	115,534	238,599	231,214

Income (loss) from operations	3,978	(11,184)	1,908	(30,816)
Interest expense, net	(17,759)	(29,492)	(35,150)	(51,500)
Other income (expense), net	306	(161)	325	(712)

Loss before income taxes	(13,475)	(40,837)	(32,917)	(83,028)
Income tax benefit	5,866	19,557	22,931	40,321

Net loss	$(7,609)	$(21,280)	$(9,986)	$(42,707)

Comprehensive loss	$(7,609)	$(21,280)	$(9,986)	$(42,707)

See accompanying notes to condensed consolidated financial statements (unaudited)

ANCESTRY.COM LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2014	2013
	(unaudited)
Operating activities:
Net loss	$(9,986)	$(42,707)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	10,298	7,828
Amortization of content databases	14,286	13,073
Amortization of acquired intangible assets	74,052	92,682
Amortization of debt-related costs	4,886	13,237
Deferred income taxes	(27,242)	(35,183)
Stock-based compensation expense	3,824	3,186
Excess tax benefits from stock-based compensation	(954)	—
Non-cash adjustment to deferred revenues	—	17,250
Changes in operating assets and liabilities:
Accounts receivable	1,037	289
Other assets	(2,961)	1,010
Income taxes, net	5,123	13,609
Accounts payable and other liabilities	(4,111)	(26,202)
Deferred revenues	6,591	5,213

Net cash provided by operating activities	74,843	63,285

Investing activities:
Capitalization of content databases	(19,519)	(8,672)
Purchases of property and equipment	(12,978)	(13,190)

Net cash used in investing activities	(32,497)	(21,862)

Financing activities:
Proceeds from exercise of stock options	—	457
Taxes paid related to net share settlement of stock-based awards	—	(417)
Member’s capital contributions	26	2,521
Principal payments on debt	(18,785)	(39,175)
Excess tax benefits from stock-based compensation	954	—
Return-of-capital distribution	(18,430)	—
Payment of contingent consideration	(1,200)	—
Payment of deferred financing costs	—	(7,815)

Net cash used in financing activities	(37,435)	(44,429)

Net increase (decrease) in cash and cash equivalents	4,911	(3,006)
Cash and cash equivalents at beginning of period	86,554	35,651

Cash and cash equivalents at end of period	$91,465	$32,645

Supplemental disclosures of cash flow information:
Cash paid for interest	$30,346	$37,305
Cash received for income taxes	886	18,731

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

The majority of the Company’s revenues are subscription revenues, which are recognized ratably over the subscription periods; the costs to acquire subscribers are generally incurred before the Company recognizes the associated subscription revenues. Results of operations may vary between periods due to the timing of when revenues and expenses are recognized. As such, the results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

There have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the three and six months ended June 30, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. This guidance is effective for public companies for interim and annual periods beginning on or after December 15, 2016. For non-public companies, this guidance is effective for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is not permitted under US GAAP. As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), the Company has elected to delay adoption of new or revised accounting standards applicable to public companies until such pronouncements are made applicable to private companies. Once effective, entities can choose to apply the standard using either a full retrospective approach or a modified retrospective approach. The Company has not yet selected a transition method and is currently assessing the potential impact that this standard will have on its consolidated financial statements.

2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Cash	$30,268	$47,271
Cash equivalents:
Money market funds	61,197	39,283

Total cash and cash equivalents	$91,465	$86,554

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

Cash equivalents are classified as Level 1 due to readily available market prices in an active market. There were no movements between fair value measurement levels of the Company’s cash equivalents during the six months ended June 30, 2014.

The following table summarizes the financial instruments of the Company at fair value based on the valuation approach applied at June 30, 2014 (in thousands):

		Fair Value Measurement at Reporting Date Using
	Carrying Value at June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$61,197	$61,197	$—	$—

Total assets	$61,197	$61,197	$—	$—

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

The carrying amounts as of June 30, 2014 and December 31, 2013 for accounts receivable and accounts payable approximated their fair values due to the immediate or short-term maturities of these financial instruments. As of June 30, 2014, the fair value of debt was $958.1 million. As of December 31, 2013, the fair value of debt was $974.7 million. The fair value of debt was considered a Level 2 measurement as the value was determined using observable market inputs, such as current interest rates, credit quality and prices observable from less active markets.

As of June 30, 2014 and December 31, 2013, the Company had restricted cash of $45.3 million related to shares of the Company’s predecessor, Ancestry.com Inc. (the “Predecessor” or “Issuer”) for which appraisal rights were duly exercised under Delaware law. Shares of the Predecessor’s common stock for which appraisal rights were duly exercised were canceled and converted into the right to receive the fair value of such share in accordance with Delaware law in conjunction with the Parent’s acquisition of the Predecessor on December 28, 2012 for approximately $1.5 billion or $32.00 per share of common stock (the “Merger”). Following the Merger, the holders of such dissenting shares ceased to have any rights with respect to such shares, except for their rights to seek an appraisal under Delaware law. The Company remains liable for payments for the dissenting shares. The related liability is recorded in acquisition-related liabilities on the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013. If the fair value of these shares is determined to be greater than the $32.00 per share merger price, the Company would incur additional expense. The fair value of the liability was considered a Level 2 measurement as the value was determined based on observable prices from inputs not quoted on active markets. See Note 7 for further information regarding the litigation.

4. DEBT

Credit Facility

In December 2012, the Issuer entered into a credit facility, which as amended on May 15, 2013 and December 30, 2013 (the “Second Amended Credit Facility”) consists of a $457.1 million amended Term B-1 Loan (the “Amended Term B-1 Loan”) maturing in December 2018, a $165.0 million amended Term B-2 Loan (the “Amended Term B-2 Loan”) maturing in May 2018 and a $50.0 million revolving facility (the “Revolving Facility”) expiring in December 2017. As of June 30, 2014, no funds had been drawn against the Revolving Facility. Borrowings under the Revolving Facility may be used for the purpose of general working capital, capital expenditures and other capital needs. The Second Amended Credit Facility allows the Issuer to borrow additional amounts up to $150.0 million provided the pro forma total net secured leverage ratio as defined in the agreement for the Second Amended Credit Facility does not exceed 4.00 to 1.00 and subject to market availability. Additional amounts can be borrowed subject to covenants in the Second Amended Credit Facility.

Amounts borrowed under the Amended Term B-1 Loan are required to be paid in equal quarterly installments totaling 1% of the amended principal amount of the Amended Term B-1 Loan annually, with the balance payable upon maturity. Amounts borrowed under the Amended Term B-2 Loan are payable in equal quarterly installments of $8.25 million, with the balance payable upon maturity. Additionally, subject to certain conditions, mandatory prepayments are required to be made annually beginning in 2015 upon delivery of the 2014 audited financial statements. Mandatory prepayments are required up to 50% of excess cash flow, based on the Company’s net secured leverage ratio and net cash proceeds of certain other transactions as calculated at the end of each fiscal year.

The Amended Term B-1 Loan, Amended Term B-2 Loan and Revolving Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable margin plus, at the Company’s option, either: (a) a base rate determined by reference to the highest of (i) the Barclays Bank PLC prime rate at such time, (ii) 0.50% in excess of the overnight federal funds rate at such time and (iii) the LIBOR rate that is in effect for a LIBOR loan with an interest period of one month plus 1.00%, provided that the base rate for the Amended Term B-1 Loan and Amended Term B-2 Loan is not less than 2.00%; or (b) a LIBOR rate, provided that the LIBOR rate for the Amended Term B-1 Loan and the Amended Term B-2 Loan is not less than 1.00%. The applicable margin shall mean either: (a) in the case of a base rate Amended Term B-1 Loan, 2.50%, and in the case of a base rate Amended Term B-2 Loan, 2.00%, or (b) in the case of a LIBOR Amended Term B-1 Loan, 3.50%, and in the case of a LIBOR Amended Term B-2 Loan, 3.00%. As of June 30, 2014, the interest rates on the Amended Term B-1 Loan and Amended Term B-2 Loan were equal to a LIBOR floor of 1.00% plus applicable margins of 3.50% and 3.00%, respectively. The applicable margin for the Revolving Facility is subject to step-ups and step-downs based on the Company’s leverage ratio. The Issuer is also required to pay a commitment fee of 0.50% per annum on the unutilized commitments under the Revolving Facility, which fee decreases to 0.375% if the total net secured leverage ratio is less than or equal to 2.75 to 1.00. The effective interest rates of both the Amended Term B-1 Loan and Amended Term B-2 Loan are approximately 5.9%.

The credit agreement governing the Second Amended Credit Facility permits restricted payments, including dividends, out of “available amounts” (as defined in the agreement for the Second Amended Credit Facility). The available amount formulation includes a starter amount of $25.0 million and will include available amounts beginning with respect to the year ended December 31, 2014. Available amounts are adjusted annually upon the delivery of the Company’s audited financial statements. Available amounts are adjusted based on the calculation of 50% of the Company’s annual retained excess cash flow. Separately, the credit agreement has a general basket for restricted payments of $40.0 million. As of June 30, 2014 and December 31, 2013, the Company was in compliance with all covenants of the Second Amended Credit Facility.

The Second Amended Credit Facility also requires the Issuer to maintain an interest rate protection agreement for a period of not less than three years from the closing date such that not less than 50% of the outstanding debt of the Issuer and its restricted subsidiaries at the closing date is (i) subject to an interest rate protection agreement or (ii) fixed-rate borrowings. Accordingly, the Issuer has interest rate cap agreements with a $190.0 million total notional amount that cap the three-month LIBOR rate at 1.50% expiring March 31, 2016. This agreement, in conjunction with the fixed interest rate borrowings discussed below, met the stipulations prescribed by the Second Amended Credit Facility agreement. The Issuer, at its discretion, has also entered into an interest rate cap agreement with a $200.0 million total notional amount effective on March 31, 2016 that caps the three-month LIBOR rate at 2.00% expiring December 30, 2016. Changes in the fair value of the interest rate cap are recorded in the condensed consolidated statements of comprehensive loss during the period of the change. The fair value as of June 30, 2014 and December 31, 2013 and the change in fair value of the interest rate caps for the three and six months ended June 30, 2014 and June 30, 2013 were immaterial.

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

Outstanding long-term debt consists of the following (in thousands):

	June 30, 2014			December 31, 2013
	Outstanding Principal	Unamortized Discount	Net Carrying Amount	Outstanding Principal	Unamortized Discount	Net Carrying Amount
Amended Term B-1 loan	$454,819	(11,190)	443,629	$457,104	$(12,285)	$444,819
Amended Term B-2 loan	148,500	(2,819)	145,681	165,000	(3,439)	161,561
Senior unsecured notes	300,000	—	300,000	300,000	—	300,000

Total debt	903,319	(14,009)	889,310	922,104	(15,724)	906,380
Less: Current portion	(37,571)	739	(36,832)	(37,571)	811	(36,760)

Long-term debt	$865,748	(13,270)	852,478	$884,533	$(14,913)	$869,620

The following is a schedule by year of future principal payments as of June 30, 2014 (in thousands):

Years Ending December 31,	Amended Term B-1 Loan	Amended Term B-2 Loan	Senior Unsecured Notes	Total
2014	$2,286	$16,500	$—	$18,786
2015	4,571	33,000	—	37,571
2016	4,571	33,000	—	37,571
2017	4,571	33,000	—	37,571
2018	438,820	33,000	—	471,820
Thereafter	—	—	300,000	300,000

Total future principal payments	$454,819	$148,500	$300,000	$903,319

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

Interest on the PIK Notes is payable semi-annually in arrears on April 15 and October 15 each year through maturity. The first and last interest payments on the PIK Notes are required to be entirely payable in cash. All other interest payments are required to be paid in cash, subject to cash availability and restricted payment capacity. If interest payments are not required to be paid in cash, Holdings LLC will be entitled to pay all or a portion of the interest payment by increasing the principal amount of the notes or issuing new notes in an amount equal to the interest payment for the applicable interest period (“PIK Interest”). Cash interest on the PIK Notes will accrue at the rate of 9.625% per annum; PIK Interest will accrue at the rate of 10.375% per annum.

The PIK Notes are senior unsecured obligations of Holdings LLC and are structurally subordinated to all the Company’s existing and future indebtedness. Additionally, the Company did not guarantee the PIK Notes, nor were any of its assets pledged as collateral for the PIK Notes. As the Company is not an obligor or a guarantor on the PIK Notes, the debt is recorded only in the financial statements of Holdings LLC and is not reflected in the condensed consolidated financial statements of Ancestry.com LLC. While not required, in April 2014, the Company declared and paid its parent, Holdings LLC, a return-of-capital distribution of $18.4 million to pay accumulated interest on the PIK Notes. The Company intends to make future distributions to Holdings LLC in order to fund cash interest payments on the PIK Notes, provided that such distributions are permitted under the covenants of the Second Amended Credit Facility and the Notes.

5. STOCK-BASED AWARDS

The Company’s indirect parent adopted the 2013 Equity Incentive Plan, which provides for employees, directors and consultants of the Company to be granted options and restricted stock units (“RSUs”), which represent the option to purchase or rights to own “Investor Interests” in an indirect parent entity of the Company, respectively. Additionally, the Company’s indirect parent adopted the Predecessor’s 2009 Stock Incentive Plan, the Generations Holding, Inc. Stock Purchase and Option Plan and the 2004 Stock Option Plan (the “Predecessor Plans”). The Company’s indirect parent does not anticipate issuing additional awards under the Predecessor Plans. All awards granted and outstanding pursuant to these plans have a term not greater than ten years from the original date of grant.

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

Stock Options

Stock options granted are in an indirect parent entity of the Company. Each option in the indirect parent entity entitles the grantee to an investor interest in that entity upon exercise. The activity for stock options in an indirect parent entity of the Company for the six months ended June 30, 2014 was as follows:

	Number of Units (In thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2013	393	$63.74
Granted	112	77.68
Exercised	(49)	29.23
Canceled	(6)	70.07

Outstanding at June 30, 2014	450	70.85

Exercisable at June 30, 2014	70	68.53
Vested and expected to vest at June 30, 2014	412	70.60

The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires several estimates, including an estimate of the fair value of the underlying investor interest. The fair value of the underlying investor interest was based on the fair value on the grant date. The expected term of the options was based on the remaining contractual term of the options and the expected exercise behavior of employees including a historical analysis of exercise behavior of the Predecessor’s employees. The Company calculated its expected volatility based on the volatilities of a peer group of publicly traded companies. The risk-free interest rate of the option is based on the U.S. Treasury rate for the expected term of the option. The following weighted-average assumptions were used in the calculations for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013
Expected volatility	46.0%	44.6%
Expected term (in years)	4.5	5.0
Weighted-average risk-free interest rate	1.5%	0.8%
Weighted-average fair value of the underlying investor interest	$77.68	$154.99
Expected dividends	—	—

Restricted Stock Units

Each RSU entitles the grantee to an investor interest in an indirect parent entity of the Company or at the discretion of the indirect parent entity, cash equal to the fair market value of the award at the settlement date. RSU activity for the six months ended June 30, 2014 was as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	76	$69.12
Granted	1	77.48
Vested	(29)	68.93
Forfeited	(1)	71.86

Outstanding at June 30, 2014	47	69.36

Summary of Stock-Based Compensation Expense

Stock-based compensation was included in the following captions within the condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cost of revenues	$34	$54	$61	$54
Technology and development	836	1,277	1,633	1,491
Marketing and advertising	236	372	466	372
General and administrative	912	1,037	1,664	1,269

Total stock-based compensation expense	$2,018	$2,740	$3,824	$3,186

Unrecognized stock-based compensation for stock options and RSUs at June 30, 2014 was as follows (in thousands, except years):

	Unrecognized Stock-Based Compensation	Weighted Average Remaining Period of Recognition
Stock options	$15,750	3.8
RSUs	6,409	1.9

Total unrecognized stock-based compensation at June 30, 2014	$22,159

6. INCOME TAXES

For the three and six months ended June 30, 2014, the Company recorded income tax benefits of $5.9 million and $22.9 million, respectively, compared to income tax benefits of $19.6 million and $40.3 million for the three and six months ended June 30, 2013, respectively. For the three months ended June 30, 2014, the Company’s effective income tax rate was 43.5%, a decrease of 4.4 percentage points compared to the three months ended June 30, 2013. The decrease in the effective income tax rate resulted primarily from unfavorable discrete items related to intercompany transactions for the three months ended June 30, 2014. For the six months ended June 30, 2014, the Company’s effective income tax rate was 69.7%, an increase of 21.1 percentage points compared to the six months ended June 30, 2013. The increase in the effective income tax rate resulted primarily from an increased foreign tax rate benefit for the six months ended June 30, 2014, offset by decreased federal research and development tax credits due to the expiration of the tax credit on December 31, 2013, in accordance with the provisions of the American Taxpayer Relief Act of 2012.

The Company is subject to income taxes in U.S. and foreign jurisdictions and to examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. The Company’s total gross unrecognized tax benefits at June 30, 2014 and December 31, 2013 were $13.3 million and $8.7 million, respectively. The $4.6 million increase in the gross unrecognized tax benefits at June 30, 2014 compared to December 31, 2013 resulted primarily from positions taken on the Company’s income tax returns related to intercompany transactions and various tax credits. The gross uncertain tax positions, if recognized, would largely result in a reduction of tax expense.

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

On May 9, 2014, Ancestry moved for summary judgment as to Merion Capital, LP, arguing that Merion had failed to establish an entitlement to appraisal of its shares. Merion filed a brief in opposition to the motion on June 11, 2014. The Company filed a reply brief on July 11, 2014.

Additionally, trial before the Court of Chancery took place from June 17 to June 19, 2014. Post-trial briefing is expected to be completed on September 3, 2014.

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

All direct and indirect domestic subsidiaries are included in Ancestry U.S. Holdings Inc.’s consolidated U.S. tax return. In the condensed consolidating financial statements, income tax benefit (expense) has been allocated based on each such domestic subsidiary’s relative pretax income (loss) to the consolidated pretax income (loss).

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

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

June 30, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total

ASSETS
Current assets:
Cash and cash equivalents	$173	$77	$85,133	$6,082	$—	$91,465
Restricted cash	—	45,280	6,506	—	—	51,786
Accounts receivable, net of allowances	—	—	7,820	2,525	—	10,345
Income tax receivable	—	—	3,505	—	—	3,505
Current deferred income taxes	—	—	9,523	—	—	9,523
Prepaid expenses and other current assets	—	855	13,408	296	—	14,559
Intercompany receivables	86	—	2,380	2,176	(4,642)	—

Total current assets	259	46,212	128,275	11,079	(4,642)	181,183
Property and equipment, net	—	—	39,893	400	—	40,293
Content databases, net	—	—	277,126	868	—	277,994
Intangible assets, net	—	—	342,683	—	—	342,683
Goodwill	—	—	947,482	801	—	948,283
Investment in subsidiary	516,379	1,351,255	489,505	—	(2,357,139)	—
Other assets	—	28,586	3,392	216	—	32,194

Total assets	$516,638	$1,426,053	$2,228,356	$13,364	$(2,361,781)	$1,822,630

LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable	$—	$30	$11,207	$152	$—	$11,389
Accrued expenses	—	1,623	41,764	4,713	—	48,100
Acquisition-related liabilities	—	45,280	6,406	—	—	51,686
Deferred revenues	—	—	144,299	156	—	144,455
Current portion of long-term debt	—	36,832	—	—	—	36,832
Intercompany payables	57	—	2,187	2,398	(4,642)	—

Total current liabilities	57	83,765	205,863	7,419	(4,642)	292,462
Long-term debt, net	—	852,478	—	—	—	852,478
Deferred income taxes	—	—	147,512	(28)	—	147,484
Other long-term liabilities	—	—	13,625	—	—	13,625

Total liabilities	57	936,243	367,000	7,391	(4,642)	1,306,049
Total member’s interests	516,581	489,810	1,861,356	5,973	(2,357,139)	516,581

Total liabilities and member’s interests	$516,638	$1,426,053	$2,228,356	$13,364	$(2,361,781)	$1,822,630

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

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

Three Months Ended June 30, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$155,599	$4,750	$(4,297)	$156,052
Total cost of revenues	—	—	37,971	836	(4,297)	34,510

Gross profit	—	—	117,628	3,914	—	121,542
Operating expenses:
Technology and development	—	—	23,671	565	—	24,236
Marketing and advertising	—	—	38,366	2,620	—	40,986
General and administrative	—	57	14,614	670	—	15,341
Amortization of acquired intangible assets	—	—	37,001	—	—	37,001

Total operating expenses	—	57	113,652	3,855	—	117,564

Income (loss) from operations	—	(57)	3,976	59	—	3,978
Interest income (expense), net	—	(17,733)	(28)	2	—	(17,759)
Other income, net	—	—	126	180	—	306

Income (loss) before income taxes	—	(17,790)	4,074	241	—	(13,475)
Income tax benefit (expense)	—	6,493	(583)	(44)	—	5,866

Income (loss) before loss from subsidiaries	—	(11,297)	3,491	197	—	(7,609)
Loss from subsidiaries	(7,609)	(12,100)	(23,200)	—	42,909	—

Net income (loss)	$(7,609)	$(23,397)	$(19,709)	$197	$42,909	$(7,609)

Comprehensive income (loss)	$(7,609)	$(23,397)	$(19,709)	$197	$42,909	$(7,609)

Three Months Ended June 30, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$131,415	$5,833	$(5,300)	$131,948
Total cost of revenues	55	—	31,884	959	(5,300)	27,598

Gross profit	(55)	—	99,531	4,874	—	104,350
Operating expenses:
Technology and development	1,276	—	19,716	426	—	21,418
Marketing and advertising	372	—	30,471	3,521	—	34,364
General and administrative	1,036	82	11,612	726	—	13,456
Amortization of acquired intangible assets	—	—	46,296	—	—	46,296

Total operating expenses	2,684	82	108,095	4,673	—	115,534

Income (loss) from operations	(2,739)	(82)	(8,564)	201	—	(11,184)
Interest income (expense), net	—	(29,500)	(199)	207	—	(29,492)
Other expense, net	—	—	(8)	(153)	—	(161)

Income (loss) before income taxes	(2,739)	(29,582)	(8,771)	255	—	(40,837)
Income tax benefit (expense)	1,000	10,797	7,788	(28)	—	19,557

Income (loss) before loss from subsidiaries	(1,739)	(18,785)	(983)	227	—	(21,280)
Loss from subsidiaries	(19,541)	(15,356)	(33,914)	—	68,811	—

Net income (loss)	$(21,280)	$(34,141)	$(34,897)	$227	$68,811	$(21,280)

Comprehensive income (loss)	$(21,280)	$(34,141)	$(34,897)	$227	$68,811	$(21,280)

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

Six Months Ended June 30, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$308,706	$10,441	$(9,449)	$309,698
Total cost of revenues	—	—	76,839	1,801	(9,449)	69,191

Gross profit	—	—	231,867	8,640	—	240,507
Operating expenses:
Technology and development	—	—	47,951	850	—	48,801
Marketing and advertising	—	—	80,296	5,895	—	86,191
General and administrative	—	97	28,117	1,341	—	29,555
Amortization of acquired intangible assets	—	—	74,052	—	—	74,052

Total operating expenses	—	97	230,416	8,086	—	238,599

Income (loss) from operations	—	(97)	1,451	554	—	1,908
Interest income (expense), net	—	(35,071)	(82)	3	—	(35,150)
Other income (expense), net	—	(8)	147	186	—	325

Income (loss) before income taxes	—	(35,176)	1,516	743	—	(32,917)
Income tax benefit (expense)	—	12,839	10,209	(117)	—	22,931

Income (loss) before loss from subsidiaries	—	(22,337)	11,725	626	—	(9,986)
Loss from subsidiaries	(9,986)	(17,994)	(39,705)	—	67,685	—

Net income (loss)	$(9,986)	$(40,331)	$(27,980)	$626	$67,685	$(9,986)

Comprehensive income (loss)	$(9,986)	$(40,331)	$(27,980)	$626	$67,685	$(9,986)

Six Months Ended June 30, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$254,258	$11,692	$(10,480)	$255,470
Total cost of revenues	55	—	63,508	1,989	(10,480)	55,072

Gross profit	(55)	—	190,750	9,703	—	200,398
Operating expenses:
Technology and development	1,490	—	39,683	762	—	41,935
Marketing and advertising	372	—	64,161	6,789	—	71,322
General and administrative	1,268	283	22,247	1,477	—	25,275
Amortization of acquired intangible assets	—	—	92,682	—	—	92,682

Total operating expenses	3,130	283	218,773	9,028	—	231,214

Income (loss) from operations	(3,185)	(283)	(28,023)	675	—	(30,816)
Interest income (expense), net	—	(51,525)	(187)	212	—	(51,500)
Other expense, net	—	—	(310)	(402)	—	(712)

Income (loss) before income taxes	(3,185)	(51,808)	(28,520)	485	—	(83,028)
Income tax benefit (expense)	1,163	18,909	20,269	(20)	—	40,321

Income (loss) before loss from subsidiaries	(2,022)	(32,899)	(8,251)	465	—	(42,707)
Loss from subsidiaries	(40,685)	(34,490)	(67,286)	(331)	142,792	—

Net income (loss)	$(42,707)	$(67,389)	$(75,537)	$134	$142,792	$(42,707)

Comprehensive income (loss)	$(42,707)	$(67,389)	$(75,537)	$134	$142,792	$(42,707)

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

Six Months Ended June 30, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$18,239	$48,699	$111,345	$(3,854)	$(99,586)	$74,843

Investing activities:
Capitalization of content databases	—	—	(19,519)	—	—	(19,519)
Purchases of property and equipment	—	—	(12,946)	(32)	—	(12,978)
Investment in subsidiaries	—	(12,839)	—	—	12,839	—
Return of capital from subsidiaries	—	—	17,560	—	(17,560)	—

Net cash used in investing activities	—	(12,839)	(14,905)	(32)	(4,721)	(32,497)
Financing activities:
Member’s capital contributions	26	—	—	—	—	26
Principal payments on debt	—	(18,785)	—	—	—	(18,785)
Excess tax benefits from stock-based compensation	—	—	954	—	—	954
Return-of-capital distribution	(18,430)	—	—	—	—	(18,430)
Payment of contingent consideration	—	—	(1,200)	—	—	(1,200)
Capital contribution from parent	—	—	12,839	—	(12,839)	—
Return of capital to parent	—	(17,560)	—	—	17,560	—
Intercompany dividends paid	—	—	(84,262)	(15,324)	99,586	—

Net cash used in financing activities	(18,404)	(36,345)	(71,669)	(15,324)	104,307	(37,435)

Net increase (decrease) in cash and cash equivalents	(165)	(485)	24,771	(19,210)	—	4,911
Cash and cash equivalents at beginning of period	338	562	60,362	25,292	—	86,554

Cash and cash equivalents at end of period	$173	$77	$85,133	$6,082	$—	$91,465

Six Months Ended June 30, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$1,001	$(8,240)	$83,815	$(5,635)	$(7,656)	$63,285

Investing activities:
Capitalization of content databases	—	—	(8,596)	(76)	—	(8,672)
Purchases of property and equipment	—	—	(13,173)	(17)	—	(13,190)
Collection of intercompany loans receivable	—	—	—	8,300	(8,300)	—
Investment in subsidiary	(3,522)	(25,210)	—	—	28,732	—
Return of capital from subsidiary	—	84,141	3,432	—	(87,573)	—

Net cash provided by (used in) investing activities	(3,522)	58,931	(18,337)	8,207	(67,141)	(21,862)
Financing activities:
Proceeds from exercise of stock options	—	—	457	—	—	457
Taxes paid related to net share settlement of stock-based awards	—	—	(417)	—	—	(417)
Principal payments on debt	—	(39,175)	—	—	—	(39,175)
Member’s capital contributions	2,521	—	—	—	—	2,521
Payment of deferred financing costs	—	(7,815)	—	—	—	(7,815)
Repayment of intercompany loans payable	—	—	(8,300)	—	8,300	—
Capital contribution from parent	—	—	28,732	—	(28,732)	—
Return of capital to parent	—	—	(84,141)	(3,432)	87,573	—
Intercompany dividends paid	—	(3,828)	(3,828)	—	7,656	—

Net cash provided by (used in) financing activities	2,521	(50,818)	(67,497)	(3,432)	74,797	(44,429)

Net decrease in cash and cash equivalents	—	(127)	(2,019)	(860)	—	(3,006)
Cash and cash equivalents at beginning of period	—	470	28,925	6,256	—	35,651

Cash and cash equivalents at end of period	$—	$343	$26,906	$5,396	$—	$32,645

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements relating to future events and future performance. All statements other than those that are purely historical may be forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report include statements about:

•	our future financial performance, including our revenues, cost of revenues and operating expenses, and our ability to sustain profitability and achieve long-term growth;

•	our rate of revenue and expense growth;

•	our ability to attract and retain subscribers;

•	our high degree of leverage and our ability to service our debt;

•	our ability or our parent’s ability to take on additional debt;

•	our intention to pay distributions to our parent to fund future cash interest payments on the PIK Notes;

•	risks related to the “Notes” and to high yield debt securities generally;

•	the potential impact of debt covenant restrictions on our flexibility in operating our business;

•	the pool of our potential subscribers;

•	our investments in content, technology and products, including our AncestryDNA service, and the success of our promotional programs and new products;

•	our competitive position;

•	our ability to generate additional revenues on a cost-effective basis;

•	our ability to acquire content and make it available online;

•	our ability to enhance the subscribers’ experience with added tools and features and to provide value;

•	our continued investment in our international operations;

•	our ability to adequately manage costs and control margins and trends;

•	our liquidity and working capital requirements and the availability of cash and credit;

•	our ability to protect users’ data and privacy concerns and to comply with privacy and security standards and laws, including data related to our Ancestry DNA service;

•	our ability to manage growth, including adding employees and facilities;

•	our success with respect to any recent or future acquisitions, and our ability to integrate acquired businesses;

•	changes in our effective tax rate;

•	the impact of external market forces, including changes in the macroeconomic environment, interest rates and foreign currency exchange rates;

•	the impact of claims or litigation; and

•	the impact of current and potential legislation and regulatory changes on privacy, subscription renewal, DNA or other aspects of our business.

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

Overview

Ancestry.com LLC (the “Parent”) is a holding company and all operations are conducted by its wholly-owned subsidiaries. Ancestry.com LLC and its subsidiaries are collectively referred to as “Ancestry.com,” “we” or “us.” Ancestry.com is the world’s largest online family history resource, with approximately 2.1 million paying subscribers around the world to Ancestry.com branded websites as of June 30, 2014. Total subscribers across all websites, including Ancestry.com branded websites, Archives.com, Fold3.com and Newspapers.com, were approximately 2.7 million as of June 30, 2014.

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

•	Total subscribers. A subscriber is an individual who pays for renewable access or redeems a gift subscription to one of our Ancestry.com branded websites. Total subscribers is defined as the number of subscribers at the end of the period.

•	Net subscriber additions. Net subscriber additions is the total number of new customers who purchase a subscription or redeem a gift subscription to our Ancestry.com branded websites less the total number of subscribers who choose not to renew a completed subscription in the period.

Our key business metrics are presented for the three months ended June 30, 2014, March 31, 2014 and June 30, 2013 (in thousands):

	Three Months Ended
	June 30, 2014	March 31, 2014	June 30, 2013
Total subscribers at end of quarter	2,109	2,161	2,112
Net subscriber additions	(52)	21	16

The following table presents the percentage of total subscribers by subscription duration type at June 30, 2014, March 31, 2014 and June 30, 2013:

	June 30, 2014	March 31, 2014	June 30, 2013
Annual	40.9%	40.9%	43.8%
Semi-annual	22.4	22.4	26.6
Quarterly	2.4	2.5	3.1
Monthly	34.3	34.2	26.5

Total	100.0%	100.0%	100.0%

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

Subscription revenues from our Ancestry.com branded websites accounted for approximately 92% of the total subscription revenues for the three and six months ended June 30, 2014. Total subscription revenues also include subscriptions to our other websites, such as Archives.com, Fold3.com and Newspapers.com. We attribute subscription revenues by country based on the billing address of the subscriber, regardless of the website to which the person subscribes. The following table presents subscription revenue by geographic region (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
United States	$105,383	$93,209	$209,973	$179,605
United Kingdom	16,178	13,855	32,117	26,768
All other countries	16,400	15,644	33,065	30,109

Total subscription revenues	$137,961	$122,708	$275,155	$236,482

Subscription revenues for the three and six months ended June 30, 2013 were lower than they otherwise would have been due to the write-down of deferred revenues to fair value as a result of the application of purchase accounting. Deferred revenues were written down to fair value in conjunction with the Parent’s acquisition of our predecessor, Ancestry.com Inc. (the “Predecessor” or “Issuer”) on December 28, 2012 (the “Merger) and all activity related to the Merger (collectively the “Transaction”). As a result, subscription revenues recognized for the three and six months ended June 30, 2014 are not directly comparable to subscription revenues recognized for the three and six months ended June 30, 2013.

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

Expenses

Personnel-related costs for each category of cost of revenues and operating expenses include salaries, employee benefit costs, employer payroll taxes, bonuses, and stock-based compensation expense.

Cost of Revenues

Cost of subscription revenues. Cost of subscription revenues consist of amortization of content databases, web server operating costs, personnel-related costs of web support and customer service employees, credit card processing fees, outside service costs for customer services, royalty costs on certain content licensed from others and iOS transaction fees. Web server operating costs include depreciation, software licensing on web servers and related equipment and web hosting costs.

Cost of product and other revenues. Cost of product and other revenues consist of AncestryDNA service costs, personnel-related costs of customer service and other product fulfillment employees, direct costs of products sold, shipping costs and credit card processing fees.

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

Results of Operations

The following table sets forth our statements of operations, as included in the condensed consolidated statements of comprehensive loss, as a percentage of total revenues for the three and six months ended June 30, 2014 and 2013. The information contained in the table below should be read in conjunction with our condensed consolidated financial statements and the related notes.

	Three Months Ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Subscription revenues	88.4%	93.0%	88.8%	92.6%
Product and other revenues	11.6	7.0	11.2	7.4

Total revenues	100.0	100.0	100.0	100.0
Costs of revenues:
Cost of subscription revenues	15.3	15.7	15.3	16.3
Cost of product and other revenues	6.8	5.2	7.0	5.3

Total cost of revenues	22.1	20.9	22.3	21.6

Gross profit	77.9	79.1	77.7	78.4
Operating expenses:
Technology and development	15.5	16.2	15.9	16.4
Marketing and advertising	26.3	26.0	27.8	27.9
General and administrative	9.9	10.2	9.5	9.9
Amortization of acquired intangible assets	23.7	35.1	23.9	36.3

Total operating expenses	75.4	87.5	77.1	90.5

Income (loss) from operations	2.5	(8.4)	0.6	(12.1)
Interest expense, net	(11.4)	(22.4)	(11.3)	(20.2)
Other income (expense), net	0.2	(0.1)	0.1	(0.3)

Loss before income taxes	(8.7)	(30.9)	(10.6)	(32.6)
Income tax benefit	3.8	14.8	7.4	15.8

Net loss	(4.9)%	(16.1)%	(3.2)%	(16.8)%

Revenues, Costs of Revenues and Gross Profit

	Three Months Ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Revenues:
Subscription revenues	$137,961	$122,708	12.4%	$275,155	$236,482	16.4%
Product and other revenues	18,091	9,240	95.8	34,543	18,988	81.9

Total revenues	156,052	131,948	18.3	309,698	255,470	21.2
Costs of revenues:
Cost of subscription revenues	23,895	20,786	15.0	47,263	41,519	13.8
Cost of product and other revenues	10,615	6,812	55.8	21,928	13,553	61.8

Total cost of revenues	34,510	27,598	25.0	69,191	55,072	25.6

Gross profit	$121,542	$104,350	16.5%	$240,507	$200,398	20.0%

Gross profit percentage	77.9%	79.1%		77.7%	78.4%

Subscription revenues

For the three months ended June 30, 2014, our subscription revenues increased $15.3 million compared to the three months ended June 30, 2013. Excluding the $5.8 million non-cash adjustment to write down deferred revenue to fair value as a result of the application of purchase accounting for the Transaction in the prior year, subscription revenues for the three months ended June 30, 2014 would have increased by $9.5 million compared to the three months ended June 30, 2013. This increase was primarily the result of guiding our new subscribers into monthly subscription durations, which have a higher average monthly revenue per subscriber than longer term subscription durations. Additionally, the average number of total subscribers to Ancestry.com websites was higher during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. While the average number of total subscribers to Ancestry.com websites was higher during the three months ended June 30, 2014, the number of total subscribers at June 30, 2014 decreased compared to June 30, 2013 primarily due to continued softness in gross subscriber additions. Subscription revenues were also higher due to a $2.1 million increase in revenues from our other subscription-based websites, Newspapers.com, Archives.com and Fold3.com, for the three months ended June 30, 2014 compared to the three months June 30, 2013. For the three months ended June 30, 2014, changes in average foreign currency exchange rates had an insignificant impact on subscription revenues compared to the three months ended June 30, 2013.

For the six months ended June 30, 2014, our subscription revenues increased $38.7 million compared to the six months ended June 30, 2013. Excluding the $17.2 million non-cash adjustment to write down deferred revenue to fair value as a result of the application of purchase accounting for the Transaction in the prior year, subscription revenues for the six months ended June 30, 2014 would have increased by $21.5 million compared to the six months ended June 30, 2013. This increase was primarily due to an increase in revenues from Ancestry.com websites, which was driven by the same factors that influenced the three-month results. Subscription revenues were also higher due to a $5.3 million increase in revenues from our other subscription-based websites, Archives.com, Newspapers.com and Fold3.com, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. For the six months ended June 30, 2014, changes in average foreign currency exchange rates had a slight negative impact on subscription revenues compared to the six months ended June 30, 2013.

Product and other revenues

For the three months ended June 30, 2014, our product and other revenues increased $8.9 million compared to the three months ended June 30, 2013. The increase was primarily due to higher sales volume for AncestryDNA as a result of increased marketing.

For the six months ended June 30, 2014, our product and other revenues increased $15.6 million compared to the six months ended June 30, 2013. The increase was driven by the same factors that influenced the three-month results.

Cost of subscription revenues

For the three months ended June 30, 2014, our cost of subscription revenues increased $3.1 million compared to the three months ended June 30, 2013. The increase was primarily due to a $2.0 million increase in web hosting costs, which increased primarily due to additional depreciation expense for new web operations equipment. Additionally, content database amortization increased for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to an incremental investment in content databases.

For the six months ended June 30, 2014, our cost of subscription revenues increased $5.7 million compared to the six months ended June 30, 2013. The increase was primarily due to a $3.4 million increase in web hosting costs, which increased primarily due to additional depreciation expense for new web operations equipment. Additionally, content database amortization increased $1.2 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to an incremental investment in content databases.

Cost of product and other revenues

For the three months ended June 30, 2014, our cost of product and other revenues increased $3.8 million compared to the three months ended June 30, 2013. The increase was primarily due to an increase in costs associated with AncestryDNA due to increased sales volume, partially offset by a reduction in per-unit processing costs.

For the six months ended June 30, 2014, our cost of product and other revenues increased $8.4 million compared to the six months ended June 30, 2013. The increase was driven by the same factors that influenced the three-month results.

Operating Expenses

	Three Months Ended			Six months ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Operating expenses:
Technology and development	$24,236	$21,418	13.2%	$48,801	$41,935	16.4%
Marketing and advertising	40,986	34,364	19.3	86,191	71,322	20.8
General and administrative	15,341	13,456	14.0	29,555	25,275	16.9
Amortization of acquired intangible assets	37,001	46,296	(20.1)	74,052	92,682	(20.1)

Total operating expenses	$117,564	$115,534	1.8%	$238,599	$231,214	3.2%

Technology and development

For the three months ended June 30, 2014, our technology and development expenses increased $2.8 million compared to the three months ended June 30, 2013. The increase is primarily due to an increase in personnel-related expenses as a result of an increase in the average number of technology and development personnel during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

For the six months ended June 30, 2014, our technology and development expenses increased $6.9 million compared to the six months ended June 30, 2013. The increase was driven by the same factors that influenced the three-month results.

Marketing and advertising

For the three months ended June 30, 2014, our marketing and advertising expenses increased $6.6 million compared to the three months ended June 30, 2013. The increase was primarily due to a $6.1 million increase in external marketing expenses due to additional marketing campaigns, including marketing campaigns for AncestryDNA, and an increase in media rates.

For the six months ended June 30, 2014, our marketing and advertising expenses increased $14.9 million compared to the six months ended June 30, 2013. The increase was primarily due to a $13.5 million increase in external marketing expenses due to additional marketing campaigns, including marketing campaigns for AncestryDNA, and an increase in media rates.

General and administrative

For the three months ended June 30, 2014, our general and administrative expenses increased $1.9 million compared to the three months ended June 30, 2013. This increase was primarily due to a $1.8 million increase in professional service fees primarily related to the appraisal litigation.

For the six months ended June 30, 2014, our general and administrative expenses increased $4.3 million compared to the six months ended June 30, 2013. This increase was primarily due to a $2.4 million increase in personnel-related expenses largely as a result of an increase in the average number of general and administrative personnel and a $2.0 million increase in professional service fees primarily related to the appraisal litigation.

Amortization of acquired intangible assets

For the three months ended June 30, 2014, our amortization of acquired intangible assets decreased $9.3 million compared to the three months ended June 30, 2013. These decreases were primarily due to certain intangible assets being amortized on an accelerated basis over the estimated useful lives of the assets.

For the six months ended June 30, 2014, our amortization of acquired intangible assets decreased $18.6 million compared to the six months ended June 30, 2013. The decrease was driven by the same factors that influenced the three-month results.

Interest Expense, Net, Other Income (Expense), Net and Income Tax Benefit

	Three Months Ended			Six months ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Interest expense, net	$(17,759)	$(29,492)	(39.8)%	$(35,150)	$(51,500)	(31.7)%
Other income (expense), net	306	(161)	(290.1)	325	(712)	(145.6)
Income tax benefit	5,866	19,557	(70.0)	22,931	40,321	(43.1)
Other data:
Effective tax rate	43.5%	47.9%		69.7%	48.6%

Interest expense, net

For the three months ended June 30, 2014, interest expense, net decreased $11.7 million compared to the three months ended June 30, 2013. For the three months ended June 30, 2013, interest expense included approximately $9.2 million primarily due to the acceleration of original issue discount and deferred financing costs resulting from the repricing of the original term loan in May 2013. In addition, due to the repricing of the term loans in May 2013 and again in December 2013, the effective interest rate on our term loans was lower for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. For the three months ended June 30, 2014, the effective interest rate of both the Amended Term B-1 Loan and Amended Term B-2 Loan was approximately 5.9%. For the three months ended June 30, 2013, the effective interest rate of the outstanding term loans was approximately 7.9%. Also, the average term loan balance outstanding for the three months ended June 30, 2014 was lower than the average term loan balance outstanding for the three months ended June 30, 2013.

For the six months ended June 30, 2014, interest expense, net decreased $16.4 million compared to the six months ended June 30, 2013. The decrease was driven by the same factors that influenced the three-month results.

Other income (expense), net

For the three months ended June 30, 2014, other income (expense), net changed primarily due to changes in foreign currency exchange rates compared to the three months ended June 30, 2013.

For the six months ended June 30, 2014, other income (expense), net changed primarily due to changes in foreign currency exchange rates compared to the six months ended June 30, 2013.

Income tax benefit

For the three months ended June 30, 2014, we recorded an income tax benefit of $5.9 million, resulting in an effective income tax rate of 43.5%, compared to an income tax benefit of $19.6 million, resulting in an effective income tax rate of 47.9%, for the three months ended June 30, 2013. The decrease of 4.4 percentage points in the effective income tax rate resulted primarily from unfavorable discrete items related to intercompany transactions for the three months ended June 30, 2014.

For the six months ended June 30, 2014, we recorded an income tax benefit of $22.9 million, resulting in an effective income tax rate of 69.7%, compared to an income tax benefit of $40.3 million, resulting in an effective income tax rate of 48.6%, for the six months ended June 30, 2013. The increase of 21.1 percentage points in the effective income tax rate resulted primarily from an increased foreign tax rate benefit for the six months ended June 30, 2014, offset by decreased federal research and development tax credits due to the expiration of the tax credit on December 31, 2013, in accordance with the provisions of the American Taxpayer Relief Act of 2012.

Other Financial Data

In addition to our results discussed above determined under accounting principles generally accepted in the United States (“GAAP”), we believe non-GAAP revenues, adjusted EBITDA and free cash flow are useful to investors as supplemental measures to evaluate the overall operating performance of our business. For the three and six months ended June 30, 2014 and 2013, our non-GAAP revenues, adjusted EBITDA and free cash flow were as follows:

	Three Months Ended			Six months ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Non-GAAP Revenues(1)	$156,052	$137,698	13.3%	$309,698	$272,719	13.6%
Adjusted EBITDA(2)	55,396	54,223	2.2	104,368	103,202	1.1
Free cash flow(3)	10,245	12,076	(15.2)	42,411	62,766	(32.4)

(1)	Non-GAAP revenues. We define non-GAAP revenues as the revenues that would have been recognized, except for the write-down of deferred revenue to fair value as a result of the application of purchase accounting for the Transaction. Non-GAAP revenues is calculated as total revenues plus the effects of non-cash adjustments to revenue from purchase accounting.
(2)	Adjusted EBITDA. We define adjusted EBITDA as net income (loss) plus non-cash adjustments to revenue from purchase accounting, interest expense, net; other (income) expense, net; income tax expense (benefit); and non-cash charges including depreciation, amortization, and stock-based compensation expense.
(3)	Free cash flow. We define free cash flow as net income (loss) plus non-cash adjustments to revenue from purchase accounting, interest expense, net; other (income) expense, net; income tax expense (benefit); and non-cash charges including depreciation, amortization, and stock-based compensation expense; minus capitalization of content databases, purchases of property and equipment and cash received (paid) for income taxes and interest.

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

Our management uses non-GAAP revenues, adjusted EBITDA and free cash flow as measures of operating performance, for planning purposes, including the preparation of our annual operating budget, to allocate resources to enhance the financial performance of our business, to evaluate the effectiveness of our business strategies and in communications with our Operating Committee concerning our financial performance. Adjusted EBITDA together with non-GAAP revenues has also been used as a financial performance objective in determining the bonus pool under our recent performance incentive programs. Management believes that the use of non-GAAP revenues, adjusted EBITDA and free cash flow provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results. Management believes that it is useful to exclude non-cash charges such as purchase accounting adjustments, depreciation, amortization and stock-based compensation from non-GAAP revenues, adjusted EBITDA and free cash flow because (i) the amount of such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of stock-based awards, as the case may be.

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

	Three Months Ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Reconciliation of non-GAAP revenues to total revenues	(in thousands)		(in thousands)
Total revenues	$156,052	$131,948	$309,698	$255,470
Non-cash revenue adjustment(1)	—	5,750	—	17,249

Non-GAAP revenues	$156,052	$137,698	$309,698	$272,719

(1)	Represents non-cash adjustments to revenue or the revenues that would have been recognized, except for the write-down of deferred revenue to fair value as a result of the application of purchase accounting for the Transaction.

The following table presents a reconciliation of our adjusted EBITDA and free cash flow to net loss, the most comparable GAAP measure, for the periods presented.

	Three Months Ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Reconciliation of adjusted EBITDA and free cash flow to net loss(1):
Net loss	$(7,609)	$(21,280)	$(9,986)	$(42,707)
Non-cash revenue adjustment(2)	—	5,750	—	17,249
Interest expense, net	17,759	29,492	35,150	51,500
Other (income) expense, net	(306)	161	(325)	712
Income tax benefit	(5,866)	(19,557)	(22,931)	(40,321)
Depreciation	5,199	4,055	10,298	7,828
Amortization	44,201	52,862	88,338	105,755
Stock-based compensation expense	2,018	2,740	3,824	3,186

Adjusted EBITDA	$55,396	$54,223	$104,368	$103,202

Capitalization of content databases	(11,533)	(3,919)	(19,519)	(8,672)
Purchases of property and equipment	(8,483)	(9,667)	(12,978)	(13,190)
Cash paid for interest	(23,424)	(25,524)	(30,346)	(37,305)
Cash received (paid) for income taxes	(1,711)	(3,037)	886	18,731

Free cash flow(3)	$10,245	$12,076	$42,411	$62,766

(1)	Net loss and therefore adjusted EBITDA and free cash flow for the three and six months ended June 30, 2014 include $2.6 million and $3.5 million, respectively, of professional service fees related to litigation and costs associated with the return of capital transaction declared in February 2014 by our Parent. For the three and six months ended June 30, 2013, net loss, adjusted EBITDA and free cash flow include $1.0 million and $2.2 million, respectively, of professional services related to litigation, costs associated with reorganizing our corporate structure and registering the Notes with the SEC.
(2)	Represents non-cash adjustments to revenue or the revenues that would have been recognized, except for the write-down of deferred revenue to fair value as a result of the application of purchase accounting for the Transaction.
(3)	Free cash flow does not include an $18.4 million return-of-capital distribution paid to our parent company, Ancestry.com Holdings LLC, to pay accumulated interest on its PIK Notes.

Liquidity and Capital Resources

Credit Facility

In December 2012, the Issuer entered into a credit facility, which as amended on May 15, 2013 and December 30, 2013 (the “Second Amended Credit Facility”) consists of a $457.1 million amended Term B-1 Loan (the “Amended Term B-1 Loan”) maturing in December 2018, a $165.0 million amended Term B-2 Loan (the “Amended Term B-2 Loan”) maturing in May 2018 and a $50.0 million revolving facility (the “Revolving Facility”) expiring in December 2017. As of June 30, 2014, no funds had been drawn against the Revolving Facility. Borrowings under the Revolving Facility may be used for the purpose of general working capital, capital expenditures and other capital needs. The Second Amended Credit Facility allows the Issuer to borrow additional amounts up to $150.0 million provided the pro forma total net secured leverage ratio as defined in the agreement for the Second Amended Credit Facility does not exceed 4.00 to 1.00 and subject to market availability. Additional amounts can be borrowed subject to covenants in the Second Amended Credit Facility.

Amounts borrowed under the Amended Term B-1 Loan are required to be paid in equal quarterly installments totaling 1% of the amended principal amount of the Amended Term B-1 Loan annually, with the balance payable upon maturity. Amounts borrowed under the Amended Term B-2 Loan are payable in equal quarterly installments of $8.25 million, with the balance payable upon maturity. Additionally, subject to certain conditions, mandatory prepayments are required to be made annually beginning in 2015 upon delivery of the 2014 audited financial statements. Mandatory prepayments are required up to 50% of excess cash flow, based on our net secured leverage ratio and net cash proceeds of certain other transactions as calculated at the end of each fiscal year.

The Amended Term B-1 Loan, Amended Term B-2 Loan and Revolving Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable margin plus, at our option, either: (a) a base rate determined by reference to the highest of (i) the Barclays Bank PLC prime rate at such time, (ii) 0.50% in excess of the overnight federal funds rate at such time and (iii) the LIBOR rate that is in effect for a LIBOR loan with an interest period of one month plus 1.00%, provided that the base rate for the Amended Term B-1 Loan and Amended Term B-2 Loan is not less than 2.00%; or (b) a LIBOR rate, provided that the LIBOR rate for the Amended Term B-1 Loan and the Amended Term B-2 Loan is not less than 1.00%. The applicable margin shall mean either: (a) in the case of a base rate Amended Term B-1 Loan, 2.50%, and in the case of a base rate Amended Term B-2 Loan, 2.00%, or (b) in the case of a LIBOR Amended Term B-1 Loan, 3.50%, and in the case of a LIBOR Amended Term B-2 Loan, 3.00%. As of June 30, 2014, the interest rates on the Amended Term B-1 Loan and Amended Term B-2 Loan were equal to a LIBOR floor of 1.00% plus applicable margins of 3.50%

and 3.00%, respectively. The applicable margin for the Revolving Facility is subject to step-ups and step-downs based on our leverage ratio. The Issuer is also required to pay a commitment fee of 0.50% per annum on the unutilized commitments under the Revolving Facility, which fee decreases to 0.375% if the total net secured leverage ratio is less than or equal to 2.75 to 1.00. The effective interest rates of both the Amended Term B-1 Loan and Amended Term B-2 Loan are approximately 5.9%.

The credit agreement governing the Second Amended Credit Facility permits restricted payments, including dividends, out of “available amounts” (as defined in the agreement for the Second Amended Credit Facility). The available amount formulation includes a starter amount of $25.0 million and will include available amounts beginning with respect to the year ended December 31, 2014. Available amounts are adjusted annually upon the delivery of our audited financial statements based on the calculation of 50% of our annual retained excess cash flow. Separately, the credit agreement has a general basket for restricted payments of $40.0 million.

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

The Second Amended Credit Facility contains customary affirmative and negative covenants, including limitations on indebtedness; limitations on liens; limitations on certain fundamental changes (including, without limitation, mergers, consolidations, liquidations and dissolutions); limitations on dispositions; limitations on dividends, other payments in respect of capital stock and other restricted payments; limitations on investments, loans, advances and acquisitions; limitations on guarantees and other contingent obligations; limitations on payments, repayments and modifications of subordinated indebtedness and certain other indebtedness; limitations on transactions with affiliates; limitations on sale and leaseback transactions; limitations on changes in fiscal periods; limitations on agreements restricting liens and/or dividends; and limitations on changes in lines of business. In addition, the Second Amended Credit Facility contains a maximum total net secured leverage ratio, which will be tested quarterly if outstanding loans and letters of credit under the Revolving Credit Facility exceed $15.0 million or upon the drawdown of loans and/or issuance letters of credit if such drawdown and/or issuance exceeds $15.0 million after giving effect thereto. Events of default under the Second Amended Credit Facility include, among others, nonpayment of principal when due; nonpayment of interest, fees or other amounts; cross-defaults; covenant defaults; material inaccuracy of representations and warranties; bankruptcy events with respect to us, or any of our material restricted subsidiaries; material unsatisfied or unstayed judgments; certain ERISA events; a change of control; or actual or asserted invalidity of any material guarantee or security document. As of June 30, 2014 and December 31, 2013, the Company was in compliance with all covenants of the Second Amended Credit Facility.

The Second Amended Credit Facility also requires the Issuer to maintain an interest rate protection agreement for a period of not less than three years from the closing date such that not less than 50% of the outstanding debt of the Issuer and its restricted subsidiaries at the closing date is (i) subject to an interest rate protection agreement or (ii) fixed-rate borrowings. Accordingly, the Issuer has interest rate cap agreements with a $190.0 million total notional amount that cap the three-month LIBOR rate at 1.50% expiring March 31, 2016. This agreement, in conjunction with the fixed interest rate borrowings discussed below, met the stipulations prescribed by the Second Amended Credit Facility agreement. See Note 4 in the condensed consolidated financial statements as of June 30, 2014 for further description of the terms of our Second Amended Credit Facility. The Issuer, at its discretion, has also entered into an interest rate cap agreement with a $200.0 million total notional amount effective on March 31, 2016 that caps the three-month LIBOR rate at 2.00% expiring December 30, 2016.

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

Interest on the PIK Notes is payable semi-annually in arrears on April 15 and October 15 each year through maturity. The first and last interest payments on the PIK Notes are required to be entirely payable in cash. All other interest payments are required to be paid in cash, subject to cash availability and restricted payment capacity. If interest payments are not required to be paid in cash, Holdings LLC will be entitled to pay all or a portion of the interest payment by increasing the principal amount of the notes or issuing new notes in an amount equal to the interest payment for the applicable interest period (“PIK Interest”). Cash interest on the PIK Notes will accrue at the rate of 9.625% per annum; PIK Interest will accrue at the rate of 10.375% per annum.

The PIK Notes are senior unsecured obligations of Holdings LLC and are structurally subordinated to all our existing and future indebtedness. Additionally, we did not guarantee the PIK Notes, nor were any of its assets pledged as collateral for the PIK Notes. As we are not an obligor or a guarantor on the PIK Notes, the debt is recorded only in the financial statements of Holdings LLC and is not reflected in the condensed consolidated financial statements of Ancestry.com LLC. While not required, in April 2014, the Company declared and paid its parent, Holdings LLC, a return-of-capital distribution of $18.4 million to pay accumulated interest on the PIK Notes. The Company intends to make future distributions to Holdings LLC in order to fund cash interest payments on the PIK Notes, provided that such distributions are permitted under the covenants of the Second Amended Credit Facility and the Notes. If interest on the PIK Notes is paid in cash, annual interest payments will total approximately $38.5 million.

Liquidity

Our primary sources of liquidity are our cash and cash equivalents, our cash flows from operations and amounts available under our Revolving Facility. At June 30, 2014, we had $91.5 million in cash and cash equivalents and $50.0 million of availability on our Revolving Facility.

Operating costs include costs such as marketing and advertising, personnel-related expenses, capital expenditures related to content databases and equipment, investments in new service offerings and technologies and web hosting costs, and business acquisitions. Expenditures have increased as operations and the number of personnel has grown, and we anticipate that our expenditures will continue to increase in the future. Our future cash expenditures may vary significantly from those now planned and will depend on many factors including:

•	amounts we must pay to service our debt;

•	distributions we intend to make to our parent to fund cash interest payments on the PIK Notes;

•	the levels of advertising and promotion required to acquire and retain subscribers;

•	the development of new services and enhancement of functionality in our technology and tools;

•	market acceptance of our services;

•	the launch of additional services and expansion into new markets;

•	the level of new content acquisition required to retain and acquire subscribers ;

•	the building of infrastructure necessary to support our growth;

•	the expansion of our development, marketing and administrative organizations;

•	our relationships with subscribers and vendors;

•	our engaging in additional business acquisitions; and

•	amounts we must spend to integrate and operate acquired businesses.

We expect cash and cash equivalents on hand, cash flow from operations and amounts available under our Revolving Facility will provide adequate funds for our currently anticipated operating and recurring cash needs (e.g., debt service, working capital and capital expenditures) for at least the next twelve months; however, our substantial level of debt and debt service obligations as well as our intention to make further distributions to our parent to fund cash interest payments due on the PIK Notes could have important consequences including:

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

Cash Flow Analysis

Summary cash flow information for cash and cash equivalents for the six months ended June 30, 2014 and 2013 is set forth below. We consider cash and cash equivalents in evaluating our overall cash position.

	Six months ended June 30,
	2014	2013	% Change
	(in thousands)
Net cash and cash equivalents provided by (used in):
Operating activities	$74,843	$63,285	18.3%
Investing activities	(32,497)	(21,862)	48.6
Financing activities	(37,435)	(44,429)	(15.7)

Net increase (decrease) in cash and cash equivalents	$4,911	$(3,006)	(263.4)

Net cash provided by operating activities

For the six months ended June 30, 2014, net cash provided by operating activities totaled $74.8 million, an increase of $11.6 million compared to the six months ended June 30, 2013. Net cash provided by operating activities consisted of a net loss of $10.0 million, adjustments for non-cash items of $79.2 million and changes in operating assets and liabilities of $5.7 million. For the six months ended June 30, 2014, this represented a $32.7 million decrease in net loss, a $32.9 million decrease in non-cash adjustments and a $11.8 million increase in the changes in operating assets and liabilities over the six months ended June 30, 2013. The decrease in adjustments for non-cash items primarily consisted of a $17.3 million decrease for non-cash fair value adjustments to deferred revenue as a result of the application of purchase accounting for the Transaction in the prior year and an $18.6 million decrease in amortization of intangible assets due to certain intangible assets being amortized on an accelerated basis. Additionally, amortization of debt-related costs decreased $8.4 million primarily due to the acceleration of original issue discount and deferred financing costs resulting from the repricing of the original term loan in May 2013. These decreases were partially offset by increases in other non-cash items such as deferred income taxes, depreciation, amortization of content databases and stock-based compensation expense. The increase in the changes in operating assets and liabilities was primarily due to a $20.2 million increase in cash due to the timing of cash receipts and payments offset in part by a decrease of net cash received from tax refunds of $8.5 million.

Net cash used in investing activities

For the six months ended June 30, 2014, net cash used in investing activities totaled $32.5 million, an increase of $10.6 million compared to the six months ended June 30, 2013. The change was primarily due to a $10.8 million increased investment in content databases, partially offset by a decrease in purchases of property and equipment.

Net cash used in financing activities

For the six months ended June 30, 2014, net cash used in financing activities totaled $37.4 million, a decrease of $7.0 million compared to the six months ended June 30, 2013. The change was due in part to a decrease in principal payments on our debt of $20.4 million due to changes in our debt terms as a result of the repricing of the Term Loans in May and December 2013. In addition, in May 2013, we paid $7.8 million in deferred financing costs as part of the repricing. These changes were offset in part by a return-of-capital distribution of $18.4 million paid in April 2014 to our parent, Holdings LLC, to pay accumulated interest on its PIK Notes. Additionally, contributions from members decreased $2.5 million, and we made a $1.2 million contingent consideration payment in March 2014 related to a prior acquisition.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. This guidance is effective for public companies for interim and annual periods beginning on or after December 15, 2016. For non-public companies, this guidance is effective for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is not permitted under US GAAP. As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we have elected to delay adoption of new or revised accounting standards applicable to public companies until such pronouncements are made applicable to private companies. Once effective, entities can choose to apply the standard using either a full retrospective approach or a modified retrospective approach. We have not yet selected a transition method and are currently assessing the potential impact that this standard will have on our consolidated financial statements.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 9, 2014, Ancestry moved for summary judgment as to Merion Capital, LP, arguing that Merion had failed to establish an entitlement to appraisal of its shares. Merion filed a brief in opposition to the motion on June 11, 2014. The Company filed a reply brief on July 11, 2014.

Additionally, trial before the Court of Chancery took place from June 17 to June 19, 2014. Post-trial briefing is expected to be completed on September 3, 2014.

In view of the inherent difficulty of predicting the outcome of such litigation, particularly where the claimants seek very large or indeterminate damages or where the matter presents novel legal theories or involves a large number of parties, we generally cannot predict or reasonably estimate what the eventual outcome of the pending matter described above will be, what the timing of the ultimate resolution of this matter will be, or what any loss or range of loss related to the pending matter may be. With respect to the outstanding legal matter described in the prior paragraph, we believe that we have substantial defenses to the claims asserted by the claimants in the litigation. Based on our current knowledge, we do not believe that a loss, if any, arising from the pending matter described in the prior paragraph should have a material adverse effect on our consolidated financial position.

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

Any of these factors could cause our subscriber growth rate, or our number of subscribers, to fall, which could materially adversely impact our business, financial condition and results of operations. For example, the number of total subscribers decreased during the three months ended June 30, 2014 compared to the three months ended March 31, 2014 due to softness in gross subscriber additions. We cannot assure you that subscriber growth and our number of subscribers will not continue to decline in future periods. If we are unable to effectively retain existing subscribers and attract new subscribers or our number of subscribers further declines, our business, financial condition and results of operations could be materially adversely affected.

Our business may not grow, which could negatively affect our financial condition and results of operations.

While we have experienced periods of rapid growth in the past, we are currently experiencing softness in gross subscriber additions and do not expect rapid growth rates in future periods. Since we do not expect rapid growth rates in future periods, you should not rely on the revenue growth of any prior year or other period as an indication of our future performance. Additionally, we expect to continue to devote substantial resources and funds to improving our technologies and product offerings, including new product offerings, and to continue acquiring new and relevant content and also to expanding awareness of our brand and category through marketing, which may reduce our margins in the near term. If our revenue growth rate were to decline or become negative, it could materially adversely affect our financial condition and results of operations.

Our business strategy and projections rely on a number of assumptions, some or all of which may be incorrect. For example, it is difficult to predict the ultimate size of the industry and the acceptance by the market of our products and services. Also, we believe that consumers will be willing to pay for subscriptions to our online family history resources, notwithstanding the fact that some of our current and future competitors may provide such resources free of charge. We cannot accurately predict whether our products and services will achieve significant acceptance by potential users in significantly larger numbers than at present. You should therefore not rely on our historic growth rates as an indication of future growth.

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

In addition, recently proposed and new requirements regarding affirmative agreement by our subscribers to recurring subscription fees, whether imposed by regulators or third-party businesses, could impose significant obstacles to subscriptions, which could materially adversely affect our financial condition and results of operation.

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

Our future growth and profitability, as well as the maintenance and enhancement of our brands, will depend in large part on the effectiveness and efficiency of our marketing and advertising expenditures. We use a diverse mix of marketing and advertising programs to promote our products and services, and we periodically adjust our mix of these programs. Significant increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expense or cause us to choose less effective marketing and advertising channels. We have experienced price increases in some of our marketing and advertising channels, including television. Television advertising comprises a large percentage of our marketing and advertising expense, which may have significantly higher costs than other channels and which could materially adversely affect our profitability. Further, we may over time become disproportionately reliant on one channel or partner, which could increase our operating expenses. Because we recognize revenues ratably over the subscription period, we have incurred and may in the future incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenues associated with such expenses, and our marketing and advertising expenditures may not continue to result in increased revenues. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace existing marketing and advertising channels with similarly effective channels, our marketing and advertising expenses could increase substantially, our subscriber levels could be affected adversely, and our business, financial condition and results of operations may suffer. In addition, we may be required to incur significantly higher marketing and advertising expenses than we currently anticipate if excessive numbers of subscribers cancel our services or for other reasons. Our expanded marketing efforts may increase our subscriber acquisition cost, as additional expenses may not result in sufficient customer growth to offset cost, which would have an adverse effect on our business, financial condition and results of operations.

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

Our growth in operations has placed a strain on our management, administrative, technological, operational and financial infrastructure. Anticipated future growth, including growth related to the broadening of our product and service offerings and growth related to the acquisition of businesses, will continue to place similar strains on our personnel, technology and infrastructure. Our full-time employee headcount, excluding customer service and digital processing service employees, increased approximately 10% from January 1, 2013 to December 31, 2013, and we have continued to hire additional personnel in 2014. Particularly when adding staff quickly, we may not make optimal hiring decisions or may not integrate personnel effectively. Increased activity on our websites, particularly sudden increases, could strain our capacity and result in website performance issues or cause us to hit limitations in our present infrastructure or other technology. Our success will depend in part upon the management ability of our officers with respect to growth opportunities. To manage the expected growth of our operations, we will need to continue to improve our operational, financial, technological and management controls and our reporting systems and procedures. Additional personnel and capital investments will increase our cost base, which, if we fall short of anticipated revenue growth, will make it more difficult to decrease expenses in the short term. If we fail to successfully manage our growth, it could materially adversely affect our business, financial condition and results of operations.

Any continued service outages or a significant disruption in service on our websites or in our computer systems, which are currently hosted primarily by a single third party, could damage our reputation and result in a loss of subscribers, which would harm our business and operating results.

Our brand, reputation and ability to attract, retain and serve our subscribers depend upon the reliable performance of our websites, network infrastructure, content delivery processes and payment systems. We have experienced interruptions in these systems in the past, including server failures and electronic attacks that temporarily slowed down our websites’ performance and users’ access to content, or made our websites inaccessible, and we may experience interruptions in the future. For example, we have experienced “distributed-denial-of-service” and other attacks in the past that have caused our systems to respond slowly or be inaccessible. Our efforts to fix these disruptions may redirect resources from product development or other business initiatives and may not result in lasting benefits. Interruptions in these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our websites and prevent our subscribers from accessing our data and using our products and services. Problems with the reliability or security of our systems may harm our reputation and cause subscribers to cancel, and the cost of remedying these problems could negatively affect our business, financial condition and results of operations.

Substantially all of our communications, network and computer hardware used to operate our websites are co-located in a facility in Salt Lake City, Utah. We do not own or control the operation of this facility. We have established a disaster recovery facility located at a third-party facility in Denver, Colorado. Our disaster recovery facility is not fully redundant to our facility in Utah. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of the foregoing events at one or both facilities could result in reduced functionality or interruption of our websites, damage to our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur. A network or communications failure or interruption of our system could also result in our customers losing access to or experiencing reduced functionality of our websites.

In addition, we may utilize third-party Internet-based or “cloud” computing services in connection with our business operations, which are vulnerable to the same disruptions as our systems and facilities. Disruptions of the cloud computing services we use may result in customers losing access or in reduced functionality of our websites. Problems faced by our third-party web hosting provider, with telecommunications network providers or with the systems by which these providers allocate capacity among their customers, including us, could adversely affect the experience of our subscribers. Our third-party web hosting provider could decide to close its facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy reorganization, faced by our third-party web hosting provider or any other service providers may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our third-party web hosting provider is unable to keep up with our growing needs for capacity, this could have a material adverse effect on our business. Any errors, defects, disruptions or other performance problems with our services could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

We face many risks associated with our plans to continue to expand our international offerings and marketing and advertising efforts, which could have a material adverse effect on our business, financial condition and results of operations.

As of June 30, 2014, approximately 30% of subscribers to our Ancestry.com branded websites were from locations outside the United States. We are subject to many of the risks of doing business internationally, including the following:

•	exposure to foreign currency exchange rate fluctuations;

•	compliance with foreign laws and the interpretation of those laws, including tax and employment laws, and anti-bribery laws;

•	compliance with changing and conflicting legal and regulatory regimes;

•	compliance with U.S. laws affecting operations outside of the United States, including the Foreign Corrupt Practices Act;

•	compliance with varying and conflicting intellectual property laws;

•	difficulties in staffing and managing international operations;

•	prevention of business or user fraud; and

•	effective implementation and maintenance of internal controls and processes across diverse operations and a dispersed employee base.

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

There can be no assurances that we will be able to continue to operate our facilities and customer service and sales operations in accordance with industry practices, such as Payment Card Industry Data Security Standards. Even if we remain compliant with those standards, we may not be able to prevent security breaches involving customer data. If we experience a security breach or other lapse in the handling of confidential information, the incident could give rise to risks including data loss, litigation and liability, and could harm our reputation or disrupt our operations, any of which could materially adversely affect our business. In addition, various states and countries have differing laws regarding protection of customer privacy and confidential information, including notification requirements in the event of certain breaches or losses of information. Efforts to comply with these laws and regulations increase our costs of doing business, and failure to achieve compliance could result in substantial liability to our business and harm our reputation. In the event of a security breach or loss of confidential information, we could be subject to fines, penalties, damages and other remedies under applicable laws, any of which could have a material adverse impact on our reputation, business, operating results and financial condition.

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

The adoption, modification or interpretation of laws or regulations relating to the Internet or other areas of our business could adversely affect the manner in which we conduct our business or the overall popularity or growth in use of the Internet. Such laws and regulations may cover automatic subscription renewal, credit card processing procedures, sales and other procedures, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts, consumer protection, net neutrality, broadband residential Internet access and the characteristics and quality of services. In foreign countries, such as countries in Europe and Asia, such laws may be more restrictive than in the United States. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses, make it more difficult to renew subscriptions automatically, make it more difficult to attract new subscribers or otherwise alter our business model. Any of these outcomes could have a material adverse effect on our business, financial condition or results of operations.

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

For the six months ended June 30, 2014, approximately 20% of our total revenues were received and approximately 7% of our total expenses were paid, in currencies other than the United States dollar, such as the British pound sterling, the Euro, the Australian dollar and the Canadian dollar. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the United States dollar, which could affect our revenues and results of operations. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues, operating expenses and net income. We may not be able to offset adverse foreign currency impact with increased subscription pricing or volume. We attempt to limit our exposure by paying our operating expenses incurred in foreign jurisdictions with revenues received in the applicable currency, but if we do not have enough local currency to pay all our expenses in that currency, we are exposed to currency exchange rate risk with respect to those expenses. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

We earn a significant amount of our operating income from outside the United States, and there have been proposals to change U.S. tax laws that would significantly impact how we are taxed on foreign earnings. Although we cannot predict whether or in what form any proposed legislation may pass, if enacted it could have a material adverse impact on our future tax expense and cash flow.

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

We have substantial debt, totaling approximately $903.3 million as of June 30, 2014, and as a result, we have significant debt service obligations. We also have the ability to borrow up to $50.0 million under the Revolving Facility. Our substantial level of debt and debt service obligations as well as our intention to pay distributions to our parent to fund cash interest payments due on the PIK Notes could have important consequences including:

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

Our direct parent, Ancestry.com Holdings LLC, has issued $400.0 million in senior unsecured PIK Notes. In addition to servicing our debt, we intend to pay distributions to Ancestry.com Holdings LLC to fund cash interest payments of the PIK Notes, which may exacerbate the risks associated with our debt under the Second Amended Credit Facility and the Notes.

Our parent company, Ancestry.com Holdings LLC, has issued a total of $400.0 million of 9.625%/10.375% senior unsecured PIK Notes, which mature on October 15, 2018. Holdings LLC is a holding company with no material operations and limited assets other than its ownership of the membership interests of Ancestry.com LLC. While covenants in our Second Amended Credit Facility and the indenture governing the Notes limit the amount of cash that we are able to distribute to our parent companies, to the extent cash is available, we intend to pay distributions to Holdings LLC to fund cash interest payments of the PIK Notes. Paying cash distributions to our parent will reduce the amount of cash available to pay our debt obligations. Paying cash distributions to our parent could also compound the consequences and risks of our debt and could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under the Second Amended Credit Facility and the Notes.

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

In addition, our Second Amended Credit Facility requires us to comply with a total net secured leverage covenant tested both quarterly and upon drawdown when the outstanding loans and letters of credit under our Revolving Facility exceed $15.0 million. These restrictions could limit our ability to obtain future financings, make needed capital expenditures, respond to and withstand future downturns in our business or the economy in general or otherwise conduct corporate activities that may be necessary or desirable. We may also be prevented from taking advantage of business opportunities that arise because of limitations imposed on us by these restrictive covenants. In addition, it may be costly or time-consuming for us to obtain any necessary waiver or amendment of these covenants, or we may not be able to obtain a waiver or amendment on any terms.

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

The Notes and the related guarantees are unsecured. This means they are effectively subordinated in right of payment to all of our and the guarantors’ secured debt, including our Second Amended Credit Facility, to the extent of the value of the assets securing that debt. Loans under our Second Amended Credit Facility are secured by substantially all of our and the guarantors’ assets (subject to certain exceptions). As of June 30, 2014, we had approximately $454.8 million and $148.5 million outstanding under the Amended Term B-1 Loan and Amended Term B-2 Loan, respectively; and $50.0 million of availability under the Revolving Facility. Furthermore, the indenture governing the Notes allows us to incur additional secured debt. See Note 4 in our Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” for a further description of the terms of the Second Amended Credit Facility.

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

Certain of our existing or future foreign subsidiaries do not guarantee the Notes, and only the Company and all of the Company’s direct and indirect existing and future restricted subsidiaries (except excluded subsidiaries) that guarantee any indebtedness of Ancestry.com Inc. or any guarantor, or incur indebtedness under a credit facility, in each case, subject to certain exceptions, guarantee the Notes. This means the Notes are structurally subordinated to the debt and other liabilities of these non-guarantor subsidiaries. As of June 30, 2014, our non-guarantor subsidiaries had no debt outstanding (excluding intercompany debt). Our non-guarantor subsidiaries may, in the future, incur substantial additional liabilities, including debt. Furthermore, we may, under certain circumstances described in the indenture governing the Notes, designate subsidiaries to be unrestricted subsidiaries, and any subsidiary that is designated as unrestricted will not guarantee the Notes. In the event of our non-guarantor subsidiaries’ bankruptcy, insolvency, liquidation, dissolution, reorganization or similar proceeding, the assets of those non-guarantor subsidiaries will not be available to pay obligations on the Notes until after all of the liabilities (including trade payables) of those non-guarantor subsidiaries have been paid in full.

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

During any period in which the Notes are rated investment grade, certain covenants contained in the indenture will not be applicable; however, there is no assurance that the Notes will be rated investment grade.

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

We have registered domain names for website destinations that we use in our business, such as Ancestry.com, Ancestry.co.uk, Archives.com and Fold3.com. However, if we are unable to maintain our rights in these domain names, our competitors could capitalize on our brand recognition by using these domain names for their own benefit. In addition, our competitors could capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered in the United States and elsewhere, and in many countries the top-level domain names “ancestry,” “archives” or “genealogy” are owned by other parties. Although we own the “ancestry.co.uk” domain name in the United Kingdom, we might not be able to, or may choose not to, acquire or maintain other country-specific versions of the “ancestry,” “archives” and “genealogy” domain names. Further, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights varies from jurisdiction to jurisdiction and is unclear in some jurisdictions. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of, our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names and determining the rights of others may require litigation, which could result in substantial costs and divert management attention. We may not prevail if any such litigation is initiated.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1†	Third Amended and Restated Ancelux Topco S.C.A. Equity Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 7, 2014).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ancestry.com LLC

Dated: August 4, 2014	By:	/s/ Timothy Sullivan
Timothy Sullivan
President and Chief Executive Officer

Dated: August 4, 2014	By:	/s/ Howard Hochhauser
Howard Hochhauser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1†	Third Amended and Restated Ancelux Topco S.C.A. Equity Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 7, 2014).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
†	Indicates a management contract or compensatory plan.