Form 10-Q
period 2014-09-30
Ancestry.com LLC
filed 2014-11-03
CIK 1575319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by a sole member.

Ancestry.com LLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANCESTRY.COM LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,185	$86,554
Restricted cash	49,086	60,740
Accounts receivable, net of allowances of $576 and $605 at September 30, 2014 and December 31, 2013, respectively	10,891	11,382
Income tax receivable	6,828	3,285
Current deferred income taxes	3,077	20,350
Prepaid expenses and other current assets	15,649	11,530

Total current assets	191,716	193,841
Property and equipment, net	40,860	37,613
Content databases, net	280,355	272,758
Intangible assets, net	305,691	416,735
Goodwill	948,283	948,283
Other assets	30,305	35,512

Total assets	$1,797,210	$1,904,742

LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable	$10,914	$12,575
Accrued expenses	47,511	51,923
Acquisition-related liabilities	49,086	60,640
Deferred revenues	144,250	137,864
Current portion of long-term debt	36,870	36,760

Total current liabilities	288,631	299,762
Long-term debt, net	843,908	869,620
Deferred income taxes	130,009	185,553
Other long-term liabilities	14,096	9,110

Total liabilities	1,276,644	1,364,045
Commitments and contingencies
Member’s interests:
Member’s interests	684,154	693,072
Accumulated deficit	(163,588)	(152,375)

Total member’s interests	520,566	540,697

Total liabilities and member’s interests	$1,797,210	$1,904,742

See accompanying notes to condensed consolidated financial statements (unaudited)

ANCESTRY.COM LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)
Revenues:
Subscription revenues	$138,962	$129,519	$414,117	$366,001
Product and other revenues	15,722	10,416	50,265	29,404

Total revenues	154,684	139,935	464,382	395,405

Costs of revenues:
Cost of subscription revenues	24,080	22,280	71,343	63,798
Cost of product and other revenues	10,996	6,452	32,924	20,006

Total cost of revenues	35,076	28,732	104,267	83,804

Gross profit	119,608	111,203	360,115	311,601
Operating expenses:
Technology and development	23,743	21,963	72,544	63,898
Marketing and advertising	42,150	36,550	128,341	107,872
General and administrative	12,927	14,234	42,482	39,509
Amortization of acquired intangible assets	36,993	46,350	111,045	139,032

Total operating expenses	115,813	119,097	354,412	350,311

Income (loss) from operations	3,795	(7,894)	5,703	(38,710)
Interest expense, net	(17,232)	(19,069)	(52,382)	(70,569)
Other income (expense), net	(181)	278	144	(434)

Loss before income taxes	(13,618)	(26,685)	(46,535)	(109,713)
Income tax benefit	12,391	13,039	35,322	53,360

Net loss	$(1,227)	$(13,646)	$(11,213)	$(56,353)

Comprehensive loss	$(1,227)	$(13,646)	$(11,213)	$(56,353)

See accompanying notes to condensed consolidated financial statements (unaudited)

ANCESTRY.COM LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2014	2013
	(unaudited)
Operating activities:
Net loss	$(11,213)	$(56,353)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	15,862	12,256
Amortization of content databases	21,615	19,801
Amortization of acquired intangible assets	111,045	139,032
Amortization of debt-related costs	7,009	16,020
Deferred income taxes	(38,271)	(49,154)
Stock-based compensation expense	5,996	5,475
Excess tax benefits from stock-based compensation	(4,063)	—
Non-cash adjustment to deferred revenues	—	20,162
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	491	391
Other assets	(3,424)	(1,089)
Income taxes, net	1,497	32,747
Accounts payable and other liabilities	437	(13,279)
Deferred revenues	6,386	3,992

Net cash provided by operating activities	113,367	130,001

Investing activities:
Capitalization of content databases	(29,208)	(14,732)
Purchases of property and equipment	(19,109)	(17,248)
Acquisition of business	—	(9,000)

Net cash used in investing activities	(48,317)	(40,980)

Financing activities:
Proceeds from exercise of stock options	—	457
Taxes paid related to net share settlement of stock-based awards	—	(584)
Member’s capital contributions	26	2,521
Principal payments on debt	(28,178)	(47,896)
Excess tax benefits from stock-based compensation	4,063	—
Return-of-capital distribution	(18,430)	—
Payment of contingent consideration	(2,900)	—
Payment of deferred financing costs	—	(7,815)

Net cash used in financing activities	(45,419)	(53,317)

Net increase in cash and cash equivalents	19,631	35,704
Cash and cash equivalents at beginning of period	86,554	35,651

Cash and cash equivalents at end of period	$106,185	$71,355

Supplemental disclosures of cash flow information:
Cash paid for interest	$37,223	$45,645
Cash paid (received) for income taxes	1,227	(36,919)

See accompanying notes to condensed consolidated financial statements (unaudited)

ANCESTRY.COM LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ancestry.com LLC (the “Parent”) is a wholly-owned subsidiary of Ancestry.com Holdings LLC (“Holdings LLC”), which is controlled by Permira funds and co-investors (the “Sponsors”). Holdings LLC is a holding company with no material operations and limited assets other than its ownership of the membership interests of Ancestry.com LLC. Holdings LLC is not individually responsible for any liabilities of Ancestry.com LLC or its subsidiaries solely for reason of being a member or participating in the management of Ancestry.com LLC.

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

The majority of the Company’s revenues are subscription revenues, which are recognized ratably over the subscription periods; the costs to acquire subscribers are generally incurred before the Company recognizes the associated subscription revenues. Results of operations may vary between periods due to the timing of when revenues and expenses are recognized. As such, the results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

There have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the three and nine months ended September 30, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. This guidance is effective for public companies for interim and annual periods beginning on or after December 15, 2016. For non-public companies, this guidance is effective for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is not permitted under U.S. GAAP. As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), the Company has elected to delay adoption of new or revised accounting standards applicable to public companies until such pronouncements are made applicable to private companies. Once effective, entities can choose to apply the standard using either a full retrospective approach or a modified retrospective approach. The Company has not yet selected a transition method and is currently assessing the potential impact that this standard will have on its consolidated financial statements.

2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Cash	$52,087	$47,271
Cash equivalents:
Money market funds	54,098	39,283

Total cash and cash equivalents	$106,185	$86,554

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

Cash equivalents are classified as Level 1 due to readily available market prices in an active market. There were no movements between fair value measurement levels of the Company’s cash equivalents during the nine months ended September 30, 2014.

The following table summarizes the financial instruments of the Company at fair value based on the valuation approach applied at September 30, 2014 (in thousands):

		Fair Value Measurement at Reporting Date Using
	Carrying Value at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$54,098	$54,098	$—	$—

Total assets	$54,098	$54,098	$—	$—

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

The carrying amounts as of September 30, 2014 and December 31, 2013 for accounts receivable and accounts payable approximated their fair values due to the immediate or short-term maturities of these financial instruments. As of September 30, 2014, the fair value of debt was $929.6 million. As of December 31, 2013, the fair value of debt was $974.7 million. The fair value of debt was considered a Level 2 measurement as the value was determined using observable market inputs, such as current interest rates, credit quality and prices observable from less active markets.

As of September 30, 2014 and December 31, 2013, the Company had restricted cash of $45.3 million related to shares of the Company’s predecessor, Ancestry.com Inc. (the “Predecessor” or “Issuer”) for which appraisal rights were duly exercised under Delaware law. Shares of the Predecessor’s common stock for which appraisal rights were duly exercised were canceled and converted into the right to receive the fair value of such share in accordance with Delaware law in conjunction with the Parent’s acquisition of the Predecessor on December 28, 2012 for approximately $1.5 billion or $32.00 per share of common stock (the “Merger”). Following the Merger, the holders of such dissenting shares ceased to have any rights with respect to such shares, except for their rights to seek an appraisal under Delaware law. The Company remains liable for payments for the dissenting shares. The related liability is recorded in acquisition-related liabilities on the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013. If the fair value of these shares is determined to be greater than the $32.00 per share merger price, the Company would incur additional expense. The fair value of the liability was considered a Level 2 measurement as the value was determined based on observable prices from inputs not quoted on active markets. See Note 7 for further information regarding the litigation.

4. DEBT

Credit Facility

In December 2012, the Issuer entered into a credit facility, which as amended on May 15, 2013 and December 30, 2013 (the “Second Amended Credit Facility”) consists of a $457.1 million amended Term B-1 Loan (the “Amended Term B-1 Loan”) maturing in December 2018, a $165.0 million amended Term B-2 Loan (the “Amended Term B-2 Loan”) maturing in May 2018 and a $50.0 million revolving facility (the “Revolving Facility”) expiring in December 2017. As of September 30, 2014, no funds had been drawn against the Revolving Facility. Borrowings under the Revolving Facility may be used for the purpose of working capital, capital expenditures and other general corporate purposes. The Second Amended Credit Facility allows the Issuer to borrow additional amounts up to $150.0 million plus any amount up to a pro forma total net secured leverage ratio (“Total Net Secured Leverage Ratio”), as defined in the Second Amended Credit Facility, of 4.00 to 1.00 and subject to market availability. Additional amounts can be borrowed subject to covenants in the Second Amended Credit Facility.

Amounts borrowed under the Amended Term B-1 Loan are required to be paid in equal quarterly installments totaling 1% of the amended principal amount of the Amended Term B-1 Loan annually, with the balance payable upon maturity. Amounts borrowed under the Amended Term B-2 Loan are payable in equal quarterly installments of $8.25 million, with the balance payable upon maturity. Additionally, subject to certain conditions, mandatory repayments are required to be made annually beginning in 2015 upon delivery of the 2014 audited financial statements. Mandatory repayments are required up to 50% of excess cash flow, based on the Company’s Total Net Secured Leverage Ratio and net cash proceeds of certain other transactions as calculated at the end of each fiscal year. The Issuer can elect to apply a mandatory repayment as a reduction to the next eight quarterly required payments on a pro-rata basis.

The Amended Term B-1 Loan, Amended Term B-2 Loan and Revolving Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable margin plus, at the Issuer’s option, either: (a) a base rate determined by reference to the highest of (i) the Barclays Bank PLC prime rate at such time, (ii) 0.50% in excess of the overnight federal funds rate at such time and (iii) the LIBOR rate that is in effect for a LIBOR loan with an interest period of one month plus 1.00%, provided that the base rate for the Amended Term B-1 Loan and Amended Term B-2 Loan is not less than 2.00% per annum; or (b) a LIBOR rate, provided that the

LIBOR rate for the Amended Term B-1 Loan and the Amended Term B-2 Loan is not less than 1.00% per annum. The applicable margin shall mean either: (a) in the case of a base rate Amended Term B-1 Loan, 2.50%, and in the case of a base rate Amended Term B-2 Loan, 2.00%, or (b) in the case of a LIBOR Amended Term B-1 Loan, 3.50%, and in the case of a LIBOR Amended Term B-2 Loan, 3.00%. As of September 30, 2014, the interest rates on the Amended Term B-1 Loan and Amended Term B-2 Loan were equal to a LIBOR floor of 1.00% plus applicable margins of 3.50% and 3.00%, respectively. The applicable margin for the Revolving Facility is subject to step-ups and step-downs based on the Company’s Total Net Secured Leverage Ratio. The Issuer is also required to pay a commitment fee of 0.50% per annum on the unutilized commitments under the Revolving Facility, which fee decreases to 0.375% if the Total Net Secured Leverage Ratio is less than or equal to 2.75 to 1.00. The effective interest rates of both the Amended Term B-1 Loan and Amended Term B-2 Loan are approximately 5.9%.

The Second Amended Credit Facility permits restricted payments, including dividends, out of available amounts, as defined in the Second Amended Credit Facility. The available amount formulation includes a starter amount of $25.0 million and is adjusted annually upon the delivery of the Company’s audited financial statements, beginning with respect to the year ended December 31, 2014. Available amounts are adjusted based on the calculation of 50% of the Company’s annual retained excess cash flow. Separately, the Second Amended Credit Facility has a general basket for restricted payments of $40.0 million. As of September 30, 2014 and December 31, 2013, the Company was in compliance with all covenants of the Second Amended Credit Facility.

The Second Amended Credit Facility also requires the Issuer to maintain an interest rate protection agreement for a period of not less than three years from the closing date such that not less than 50% of the outstanding debt of the Issuer and its restricted subsidiaries at the closing date is (i) subject to an interest rate protection agreement or (ii) fixed-rate borrowings. Accordingly, the Issuer has interest rate cap agreements with a $190.0 million total notional amount that cap the three-month LIBOR rate at 1.50% expiring March 31, 2016. This agreement, in conjunction with the fixed interest rate borrowings discussed below, met the stipulations prescribed by the Second Amended Credit Facility. The Issuer, at its discretion, has also entered into an interest rate cap agreement with a $200.0 million total notional amount effective on March 31, 2016 that caps the three-month LIBOR rate at 2.00% expiring December 30, 2016. Changes in the fair value of the interest rate caps are recorded in the condensed consolidated statements of comprehensive loss during the period of the change. The fair value as of September 30, 2014 and December 31, 2013 and the change in fair value of the interest rate caps for the three and nine months ended September 30, 2014 and 2013 were immaterial.

Senior Notes

The Issuer has outstanding $300.0 million of fixed-rate 11.0% notes (the “Notes”) due in December 2020. Interest on the Notes is payable semi-annually in arrears on June 15 and December 15 of each year. The Issuer may redeem all or any portion of the Notes at any time prior to December 15, 2016 at a price equal to 100% of the aggregate principal plus an applicable premium, as defined in the indenture governing the Notes, and accrued interest. The Issuer may redeem any portion or all of the Notes on or after December 15, 2016 at redemption prices as set forth in the indenture, plus accrued and unpaid interest. In addition, the Issuer may redeem up to 35% of the aggregate principal of the Notes with an amount equal to the proceeds of certain equity offerings any time prior to December 15, 2015 at 111% plus accrued interest. Upon a change of control, the Issuer is required to make an offer to redeem all of the Notes from the holders at 101% of the principal amount thereof plus accrued interest. The Notes are guaranteed by Ancestry.com LLC and certain of its subsidiaries. The effective interest rate of the Notes is approximately 12.0%.

The indenture governing the Notes generally permits restricted payments, as defined in the indenture, including dividends, out of a cumulative basket, which grows quarterly based on 50% of the Company’s cumulative consolidated net income since October 1, 2012. In addition, as a condition to making such payments, the Company must be in compliance with a pro-forma fixed-charge coverage ratio greater than or equal to 2.0 to 1.0. Separately, the indenture has a general basket for such payments of the greater of $50.0 million or 2.5% of total assets.

Outstanding long-term debt consists of the following (in thousands):

	September 30, 2014			December 31, 2013
	Outstanding Principal	Unamortized Discount	Net Carrying Amount	Outstanding Principal	Unamortized Discount	Net Carrying Amount
Amended Term B-1 loan	$453,676	$(10,623)	$443,053	$457,104	$(12,285)	$444,819
Amended Term B-2 loan	140,250	(2,525)	137,725	165,000	(3,439)	161,561
Senior unsecured notes	300,000	—	300,000	300,000	—	300,000

Total debt	893,926	(13,148)	880,778	922,104	(15,724)	906,380
Less: Current portion	(37,571)	701	(36,870)	(37,571)	811	(36,760)

Long-term debt	$856,355	$(12,447)	$843,908	$884,533	$(14,913)	$869,620

The following is a schedule by year of future principal payments as of September 30, 2014 (in thousands):

Years Ending December 31,	Amended Term B-1 Loan	Amended Term B-2 Loan	Senior Unsecured Notes	Total
2014	$1,143	$8,250	$—	$9,393
2015	4,571	33,000	—	37,571
2016	4,571	33,000	—	37,571
2017	4,571	33,000	—	37,571
2018	438,820	33,000	—	471,820
Thereafter	—	—	300,000	300,000

Total future principal payments	$453,676	$140,250	$300,000	$893,926

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

Interest on the PIK Notes is payable semi-annually in arrears on April 15 and October 15 each year through maturity. The first and last interest payments on the PIK Notes are required to be entirely payable in cash. All other interest payments are required to be paid in cash, subject to cash availability and restricted payment capacity, as defined in the indenture. If interest payments are not required to be paid in cash, Holdings LLC will be entitled to pay all or a portion of the interest payment by increasing the principal amount of the PIK Notes or issuing new PIK Notes in an amount equal to the interest payment for the applicable interest period (“PIK Interest”). Cash interest on the PIK Notes will accrue at the rate of 9.625% per annum; PIK Interest will accrue at the rate of 10.375% per annum.

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

Stock Options

Stock options granted are in an indirect parent entity of the Company. Each option in the indirect parent entity entitles the grantee to an investor interest in that entity upon exercise. The activity for stock options in an indirect parent entity of the Company for the nine months ended September 30, 2014 was as follows:

	Number of Units (In thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2013	393	$63.74
Granted	121	78.20
Exercised	(49)	29.68
Canceled	(24)	70.28

Outstanding at September 30, 2014	441	71.17

Exercisable at September 30, 2014	89	68.44
Vested and expected to vest at September 30, 2014	409	70.90

The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires several estimates, including an estimate of the fair value of the underlying investor interest. The fair value of the underlying investor interest was based on the fair value on the grant date. The expected term of the options was based on the remaining contractual term of the options and the expected exercise behavior of employees including a historical analysis of exercise behavior of the Predecessor’s employees. The Company calculated its expected volatility based on the volatilities of a peer group of publicly traded companies. The risk-free interest rate of the option is based on the U.S. Treasury rate for the expected term of the option. The following weighted-average assumptions were used in the calculations for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013
Expected volatility	46.0%	44.6%
Expected term (in years)	4.5	5.0
Weighted-average risk-free interest rate	1.5%	0.8%
Weighted-average fair value of the underlying investor interest	$78.20	$66.44
Expected dividends	—	—

Restricted Stock Units

Each RSU entitles the grantee to an investor interest in an indirect parent entity of the Company or at the discretion of the indirect parent entity, cash equal to the fair market value of the award at the settlement date. RSU activity for the nine months ended September 30, 2014 was as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	76	$69.12
Granted	1	77.48
Vested	(34)	68.93
Forfeited	(1)	74.30

Outstanding at September 30, 2014	42	69.34

Summary of Stock-Based Compensation Expense

Stock-based compensation was included in the following captions within the condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Cost of revenues	$27	$65	$88	$120
Technology and development	794	1,147	2,428	2,638
Marketing and advertising	331	277	796	649
General and administrative	1,020	800	2,684	2,068

Total stock-based compensation expense	$2,172	$2,289	$5,996	$5,475

Unrecognized stock-based compensation for stock options and RSUs at September 30, 2014 was as follows (in thousands, except years):

	Unrecognized Stock-Based Compensation	Weighted Average Remaining Period of Recognition
Stock options	$14,089	3.6
RSUs	5,508	1.7

Total unrecognized stock-based compensation at September 30, 2014	$19,597

6. INCOME TAXES

For the three and nine months ended September 30, 2014, the Company recorded income tax benefits of $12.4 million and $35.3 million, respectively, compared to income tax benefits of $13.0 million and $53.4 million for the three and nine months ended September 30, 2013, respectively. For the three months ended September 30, 2014, the Company’s effective income tax rate was 91.0%, an increase of 42.1 percentage points compared to the three months ended September 30, 2013. The increase in the effective income tax rate resulted primarily from an increased foreign tax rate benefit for the three months ended September 30, 2014. For the nine months ended September 30, 2014, the Company’s effective income tax rate was 75.9%, an increase of 27.3 percentage points compared to the nine months ended September 30, 2013. The increase in the effective income tax rate resulted primarily from an increased foreign tax rate benefit for the nine months ended September 30, 2014, partially offset by decreased federal research and development tax credits due to the expiration of the tax credit on December 31, 2013, in accordance with the provisions of the American Taxpayer Relief Act of 2012.

The Company is subject to income taxes in U.S. and foreign jurisdictions and to examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. The Company’s total gross unrecognized tax benefits were $13.9 million and $8.7 million at September 30, 2014 and December 31, 2013, respectively. The $5.2 million increase in the gross unrecognized tax benefits at September 30, 2014 compared to December 31, 2013 resulted primarily from positions taken on the Company’s income tax returns related to intercompany transactions. The gross uncertain tax positions, if recognized, would result in a reduction of tax expense.

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

On May 9, 2014, the Company moved for summary judgment as to Merion Capital, LP, arguing that Merion had failed to establish an entitlement to appraisal of its shares. Merion filed a brief in opposition to the motion on June 11, 2014. The Company filed a reply brief on July 11, 2014.

Additionally, trial before the Court of Chancery took place from June 17 to June 19, 2014. Post-trial briefing was completed on September 3, 2014. On October 14, 2014, the Court heard oral argument on the motion. The motion remains pending.

In view of the inherent difficulty of predicting the outcome of such litigation, particularly where the claimants seek very large or indeterminate damages or where the matter presents novel legal theories or involve a large number of parties, the Company generally cannot predict or reasonably estimate what the eventual outcome of the pending matter described above will be, what the timing of the ultimate resolution of this matter will be, or what any loss or range of loss related to the pending matter may be. With respect to the outstanding legal matter described in the prior paragraphs, the Company believes that it has substantial defenses to the claims asserted by the claimants in the litigation. Based on the Company’s current knowledge, it does not believe that a loss, if any, arising from the pending matter described in the prior paragraphs should have a material adverse effect on its consolidated financial position.

General

As part of the acquisition of Archives.com from Inflection LLC, completed in August 2012, a Marketing Agreement between Inflection LLC and Z-CORP dba OneGreatFamily.com (“OGF”) was assigned to Ancestry.com Operations Inc. On or about October 10, 2014, OGF initiated a proceeding in the Fourth Judicial District Court of the State of Utah against Ancestry.com Inc. and Ancestry.com Operations Inc., which is captioned Z-CORP et al. v. Ancestry.com Inc. et al. (Civil No. 140401466). In regards to the assigned Marketing Agreement, the complaint alleges breach of contract, breach of implied covenant of good faith and fair dealing, conversion and intentional interference with prospective economic relations with alleged damages totaling over $30 million and punitive damages. The Company believes that it has substantial defenses to the claims asserted by OGF.

The Company has and may become party to various other legal proceedings and other claims that arise in the ordinary course of business or otherwise in the future. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. While the Company cannot assure the ultimate outcome of any legal proceeding or contingency in which it is or may become involved, the Company does not believe that any pending legal claim or proceeding arising in the ordinary course, including the OGF proceeding, will be resolved in a manner that would have a material adverse effect on its business. Although the Company considers the likelihood of such an outcome to be remote, if one or more of these legal matters resulted in an adverse money judgment against the Company, such a judgment could have a material adverse effect on its operating results and financial conditions and may result in the Company being required to pay significant monetary damages.

8. SUBSEQUENT EVENTS

In October 2014, the Company declared and paid its parent, Holdings LLC, a return-of-capital distribution of $19.2 million. Holdings LLC used the proceeds of the return-of-capital distribution to pay accumulated interest on its PIK Notes.

9. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Ancestry.com LLC and by certain of its direct and indirect restricted subsidiaries (“Guarantor Subsidiaries”) in accordance with the indenture. All other subsidiaries that do not guarantee the Notes are “Non-Guarantors.” Each subsidiary is 100% owned directly or indirectly by the Parent, and there are no significant restrictions on the ability of the Parent or any of the Guarantor Subsidiaries to obtain funds from its subsidiaries by dividend or loan. The Parent conducts substantially all of its business through its subsidiaries. In servicing payments on the Notes and other indebtedness, the Issuer will rely on cash flows from these subsidiaries. The indenture governing the Notes provides for customary guarantee release provisions allowing the guarantee of a Guarantor Subsidiary to be automatically and unconditionally released upon certain conditions such as a sale, exchange, or transfer of substantially all of the assets or equity of the Guarantor Subsidiary, the repayment of the indebtedness that gave rise to the obligation of the Guarantor Subsidiary to guarantee the Notes, or the designation of the Guarantor Subsidiary as an Unrestricted Subsidiary, as defined in the indenture. The indenture does not provide for automatic release of the Parent’s guarantee of the Notes. See Note 4 for further information regarding the Notes.

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

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

September 30, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
ASSETS
Current assets:
Cash and cash equivalents	$19,261	$123	$80,644	$6,157	$—	$106,185
Restricted cash	—	45,280	3,806	—	—	49,086
Accounts receivable, net of allowances	—	—	8,155	2,736	—	10,891
Income tax receivable	—	—	6,828	—	—	6,828
Current deferred income taxes	—	—	3,077	—	—	3,077
Prepaid expenses and other current assets	—	798	14,434	417	—	15,649
Intercompany receivables	223	—	2,693	1,974	(4,890)	—

Total current assets	19,484	46,201	119,637	11,284	(4,890)	191,716
Property and equipment, net	—	—	40,483	377	—	40,860
Content databases, net	—	—	279,512	843	—	280,355
Intangible assets, net	—	—	305,691	—	—	305,691
Goodwill	—	—	947,482	801	—	948,283
Investment in subsidiary	502,479	1,325,768	463,163	33	(2,291,443)	—
Other assets	—	27,366	2,731	208	—	30,305

Total assets	$521,963	$1,399,335	$2,158,699	$13,546	$(2,296,333)	$1,797,210

LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable	$—	$45	$10,602	$267	$—	$10,914
Accrued expenses	—	9,873	33,201	4,437	—	47,511
Acquisition-related liabilities	—	45,280	3,806	—	—	49,086
Deferred revenues	—	—	144,181	69	—	144,250
Current portion of long-term debt	—	36,870	—	—	—	36,870
Intercompany payables	—	—	2,166	2,724	(4,890)	—

Total current liabilities	—	92,068	193,956	7,497	(4,890)	288,631
Long-term debt, net	—	843,908	—	—	—	843,908
Deferred income taxes	—	—	130,039	(30)	—	130,009
Other long-term liabilities	—	—	14,096	—	—	14,096

Total liabilities	—	935,976	338,091	7,467	(4,890)	1,276,644
Total member’s interests	521,963	463,359	1,820,608	6,079	(2,291,443)	520,566

Total liabilities and member’s interests	$521,963	$1,399,335	$2,158,699	$13,546	$(2,296,333)	$1,797,210

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

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

Three Months Ended September 30, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$154,189	$4,749	$(4,254)	$154,684
Total cost of revenues	—	—	38,464	866	(4,254)	35,076

Gross profit	—	—	115,725	3,883	—	119,608
Operating expenses:
Technology and development	—	—	23,142	601	—	23,743
Marketing and advertising	—	—	39,898	2,252	—	42,150
General and administrative	—	30	12,193	704	—	12,927
Amortization of acquired intangible assets	—	—	36,993	—	—	36,993

Total operating expenses	—	30	112,226	3,557	—	115,813

Income (loss) from operations	—	(30)	3,499	326	—	3,795
Interest income (expense), net	—	(17,194)	(39)	1	—	(17,232)
Other income (expense), net	—	—	16	(197)	—	(181)

Income (loss) before income taxes	—	(17,224)	3,476	130	—	(13,618)
Income tax benefit (expense)	—	5,501	6,948	(58)	—	12,391

Income (loss) before loss from subsidiaries	—	(11,723)	10,424	72	—	(1,227)
Loss from subsidiaries	(1,227)	(4,824)	(16,475)	—	22,526	—

Net income (loss)	$(1,227)	$(16,547)	$(6,051)	$72	$22,526	$(1,227)

Comprehensive income (loss)	$(1,227)	$(16,547)	$(6,051)	$72	$22,526	$(1,227)

Three Months Ended September 30, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$139,318	$5,409	$(4,792)	$139,935
Total cost of revenues	(55)	—	32,621	958	(4,792)	28,732

Gross profit	55	—	106,697	4,451	—	111,203
Operating expenses:
Technology and development	(1,490)	—	22,967	486	—	21,963
Marketing and advertising	(372)	—	33,415	3,507	—	36,550
General and administrative	(1,268)	131	14,957	414	—	14,234
Amortization of acquired intangible assets	—	—	46,350	—	—	46,350

Total operating expenses	(3,130)	131	117,689	4,407	—	119,097

Income (loss) from operations	3,185	(131)	(10,992)	44	—	(7,894)
Interest income (expense), net	—	(19,106)	(110)	147	—	(19,069)
Other income, net	—	—	53	225	—	278

Income (loss) before income taxes	3,185	(19,237)	(11,049)	416	—	(26,685)
Income tax benefit (expense)	(1,163)	7,022	7,336	(156)	—	13,039

Income (loss) before loss from subsidiaries	2,022	(12,215)	(3,713)	260	—	(13,646)
Loss from subsidiaries	(15,668)	(21,897)	(33,852)	—	71,417	—

Net income (loss)	$(13,646)	$(34,112)	$(37,565)	$260	$71,417	$(13,646)

Comprehensive income (loss)	$(13,646)	$(34,112)	$(37,565)	$260	$71,417	$(13,646)

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

Nine Months Ended September 30, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$462,895	$15,190	$(13,703)	$464,382
Total cost of revenues	—	—	115,303	2,667	(13,703)	104,267

Gross profit	—	—	347,592	12,523	—	360,115
Operating expenses:
Technology and development	—	—	71,093	1,451	—	72,544
Marketing and advertising	—	—	120,194	8,147	—	128,341
General and administrative	—	127	40,310	2,045	—	42,482
Amortization of acquired intangible assets	—	—	111,045	—	—	111,045

Total operating expenses	—	127	342,642	11,643	—	354,412

Income (loss) from operations	—	(127)	4,950	880	—	5,703
Interest income (expense), net	—	(52,265)	(121)	4	—	(52,382)
Other income (expense), net	—	(8)	163	(11)	—	144

Income (loss) before income taxes	—	(52,400)	4,992	873	—	(46,535)
Income tax benefit (expense)	—	18,340	17,157	(175)	—	35,322

Income (loss) before loss from subsidiaries	—	(34,060)	22,149	698	—	(11,213)
Loss from subsidiaries	(11,213)	(22,818)	(56,180)	—	90,211	—

Net income (loss)	$(11,213)	$(56,878)	$(34,031)	$698	$90,211	$(11,213)

Comprehensive income (loss)	$(11,213)	$(56,878)	$(34,031)	$698	$90,211	$(11,213)

Nine Months Ended September 30, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$393,576	$17,101	$(15,272)	$395,405
Total cost of revenues	—	—	96,129	2,947	(15,272)	83,804

Gross profit	—	—	297,447	14,154	—	311,601
Operating expenses:
Technology and development	—	—	62,650	1,248	—	63,898
Marketing and advertising	—	—	97,576	10,296	—	107,872
General and administrative	—	414	37,204	1,891	—	39,509
Amortization of acquired intangible assets	—	—	139,032	—	—	139,032

Total operating expenses	—	414	336,462	13,435	—	350,311

Income (loss) from operations	—	(414)	(39,015)	719	—	(38,710)
Interest income (expense), net	—	(70,631)	(297)	359	—	(70,569)
Other expense, net	—	—	(257)	(177)	—	(434)

Income (loss) before income taxes	—	(71,045)	(39,569)	901	—	(109,713)
Income tax benefit (expense)	—	25,931	27,605	(176)	—	53,360

Income (loss) before loss from subsidiaries	—	(45,114)	(11,964)	725	—	(56,353)
Loss from subsidiaries	(56,353)	(56,387)	(101,138)	(331)	214,209	—

Net income (loss)	$(56,353)	$(101,501)	$(113,102)	$394	$214,209	$(56,353)

Comprehensive income (loss)	$(56,353)	$(101,501)	$(113,102)	$394	$214,209	$(56,353)

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

Nine Months Ended September 30, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$37,327	$87,709	$151,068	$(3,761)	$(158,976)	$113,367

Investing activities:
Capitalization of content databases	—	—	(29,208)	—	—	(29,208)
Purchases of property and equipment	—	—	(19,059)	(50)	—	(19,109)
Investment in subsidiaries	—	(18,340)	(33)	(33)	18,406	—
Return of capital from subsidiaries	—	—	41,630	—	(41,630)	—

Net cash used in investing activities	—	(18,340)	(6,670)	(83)	(23,224)	(48,317)
Financing activities:
Member’s capital contributions	26	—	—	—	—	26
Principal payments on debt	—	(28,178)	—	—	—	(28,178)
Excess tax benefits from stock-based compensation	—	—	4,063	—	—	4,063
Return-of-capital distribution	(18,430)	—	—	—	—	(18,430)
Payment of contingent consideration	—	—	(2,900)	—	—	(2,900)
Capital contribution from parent	—	—	18,373	33	(18,406)	—
Return of capital to parent	—	(41,630)	—	—	41,630	—
Intercompany dividends paid	—	—	(143,652)	(15,324)	158,976	—

Net cash used in financing activities	(18,404)	(69,808)	(124,116)	(15,291)	182,200	(45,419)

Net increase (decrease) in cash and cash equivalents	18,923	(439)	20,282	(19,135)	—	19,631
Cash and cash equivalents at beginning of period	338	562	60,362	25,292	—	86,554

Cash and cash equivalents at end of period	$19,261	$123	$80,644	$6,157	$—	$106,185

Nine Months Ended September 30, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$—	$(9,772)	$150,301	$(2,872)	$(7,656)	$130,001

Investing activities:
Capitalization of content databases	—	—	(14,657)	(75)	—	(14,732)
Purchases of property and equipment	—	—	(17,170)	(78)	—	(17,248)
Acquisition of business	—	—	(9,000)	—	—	(9,000)
Collection of intercompany loans receivable	—	—	—	8,365	(8,365)	—
Investment in subsidiary	(2,521)	(32,232)	—	—	34,753	—
Return of capital from subsidiary	—	101,847	3,421	—	(105,268)	—

Net cash provided by (used in) investing activities	(2,521)	69,615	(37,406)	8,212	(78,880)	(40,980)
Financing activities:
Proceeds from exercise of stock options	—	—	457	—	—	457
Taxes paid related to net share settlement of stock-based awards	—	—	(584)	—	—	(584)
Principal payments on debt	—	(47,896)	—	—	—	(47,896)
Member’s capital contributions	2,521	—	—	—	—	2,521
Payment of deferred financing costs	—	(7,815)	—	—	—	(7,815)
Repayment of intercompany loans payable	—	—	(8,365)	—	8,365	—
Capital contribution from parent	—	—	34,753	—	(34,753)	—
Return of capital to parent	—	—	(101,847)	(3,421)	105,268	—
Intercompany dividends paid	—	(3,828)	(3,828)	—	7,656	—

Net cash provided by (used in) financing activities	2,521	(59,539)	(79,414)	(3,421)	86,536	(53,317)

Net increase in cash and cash equivalents	—	304	33,481	1,919	—	35,704
Cash and cash equivalents at beginning of period	—	470	28,925	6,256	—	35,651

Cash and cash equivalents at end of period	$—	$774	$62,406	$8,175	$—	$71,355

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements relating to future events and future performance. All statements other than those that are purely historical may be forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report include statements about:

•	our future financial performance, including our revenues, cost of revenues and operating expenses, and our ability to sustain profitability and achieve long-term growth;

•	our ability to generate additional revenues on a cost-effective basis;

•	our ability to attract and retain subscribers;

•	the size of our total addressable market;

•	our high degree of leverage and our ability to service our debt;

•	our intention to pay distributions to our parent to fund future cash interest payments on the PIK Notes;

•	our ability or our parent’s ability to take on additional debt;

•	risks related to the “Notes” and to high yield debt securities generally;

•	the potential impact of debt covenant restrictions on our flexibility in operating our business;

•	our ability to monetize and to create a meaningful mobile experience for our subscribers;

•	our ability to develop new products or technologies that will appeal to our subscribers and drive growth in our business;

•	our competitive position;

•	our pricing and subscription package mix;

•	our ability to acquire content and make it available online;

•	our ability to attract and retain highly-qualified personnel;

•	our continued investment in our international operations;

•	our ability to manage costs and control margins and trends;

•	our liquidity and working capital requirements and the availability of cash and credit;

•	our ability to protect users’ data and privacy concerns and to comply with privacy and security standards and laws, including data related to our Ancestry DNA service;

•	the impact of external market forces, including changes in the macroeconomic environment, interest rates and foreign currency exchange rates;

•	the impact of claims or litigation; and

•	the impact of current and potential legislation and regulatory changes on privacy, subscription renewal, DNA or other aspects of our business.

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

Overview

Ancestry.com LLC (the “Parent”) is a holding company and all operations are conducted by its wholly-owned subsidiaries. Ancestry.com LLC and its subsidiaries are collectively referred to as “Ancestry.com,” “we” or “us.” Ancestry.com is the world’s largest online family history resource, with approximately 2.1 million paying subscribers around the world to its core Ancestry websites, including its flagship site www.ancestry.com and its Ancestry international websites, as of September 30, 2014. Total subscribers across all websites, including our core Ancestry websites, Archives.com, Fold3.com and Newspapers.com, were approximately 2.7 million as of September 30, 2014.

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

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key operating metrics to evaluate our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate forward-looking projections. The following key operating metrics reflect data with respect to our core Ancestry websites and exclude our other subscription-based websites, such as Archives.com, Fold3.com, and Newspapers.com.

•	Total subscribers. A subscriber is an individual who pays for renewable access or redeems a gift subscription to one of our core Ancestry websites. Total subscribers is defined as the number of subscribers at the end of the period.

•	Net subscriber additions. Net subscriber additions is the total number of new customers who purchase a subscription or redeem a gift subscription to one of our core Ancestry websites less the total number of subscribers who choose not to renew a completed subscription in the period.

Our key business metrics are presented for the three months ended September 30, 2014, June 30, 2014 and September 30, 2013 (in thousands):

	Three Months Ended
	September 30, 2014	June 30, 2014	September 30, 2013
Total subscribers at end of quarter	2,125	2,109	2,175
Net subscriber additions	16	(52)	64

The following table presents the percentage of total subscribers by subscription duration type at September 30, 2014, June 30, 2014 and September 30, 2013:

	September 30, 2014	June 30, 2014	September 30, 2013
Annual	39.9%	40.9%	42.1%
Semi-annual	21.1	22.4	23.6
Quarterly	2.2	2.4	2.8
Monthly	36.8	34.3	31.5

Total	100.0%	100.0%	100.0%

Components of Condensed Consolidated Statements of Comprehensive Loss

Revenues

Subscription revenues. We derive subscription revenues primarily from providing access to our core Ancestry websites, and we recognize the subscription revenues, net of estimated cancellations, ratably over the subscription period. We offer a 14-day free trial, after which, unless cancelled, we charge the full period subscription amount. No revenue is recognized or allocated to the 14-day free trial period. Amounts received from subscribers for which the performance obligations have not been fulfilled are recorded in deferred revenue. We have established a revenue reserve based on historical subscription cancellations. Actual customer subscription cancellations are charged against the allowance or deferred revenues to the extent that revenue has not yet been recognized.

Subscription revenues from our core Ancestry websites accounted for approximately 92% of the total subscription revenues for the three and nine months ended September 30, 2014. Total subscription revenues also include subscriptions to our other websites, such as Archives.com, Fold3.com and Newspapers.com. We attribute subscription revenues by country based on the billing address of the subscriber, regardless of the website to which the person subscribes. The following table presents subscription revenue by geographic region (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
United States	$106,094	$98,962	$316,067	$278,568
United Kingdom	16,561	14,566	48,678	41,334
All other countries	16,307	15,991	49,372	46,099

Total subscription revenues	$138,962	$129,519	$414,117	$366,001

Subscription revenues for the three and nine months ended September 30, 2013 were lower than they otherwise would have been due to the write-down of deferred revenues to fair value as a result of the application of purchase accounting. Deferred revenues were written down to fair value in conjunction with the Parent’s acquisition of our predecessor, Ancestry.com Inc. (the “Predecessor” or “Issuer”) on December 28, 2012 (the “Merger) and all activity related to the Merger (collectively the “Transaction”). As a result, subscription revenues recognized for the three and nine months ended September 30, 2014 are not directly comparable to subscription revenues recognized for the three and nine months ended September 30, 2013.

Product and other revenues. Product and other revenues include sales of our AncestryDNA services, Family Tree Maker desktop software, genealogical research services, shipping revenue and other products and services. Revenues related to these products or services are recognized upon shipment of the product or completion of the services, as applicable.

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

Amortization of acquired intangible assets. Amortization of acquired intangible assets is the amortization expense associated with subscriber relationships and contracts, technologies, trademarks and trade names and other acquired intangible assets.

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

Results of Operations

The following table sets forth our statements of operations, as included in the condensed consolidated statements of comprehensive loss, as a percentage of total revenues for the three and nine months ended September 30, 2014 and 2013. The information contained in the table below should be read in conjunction with our condensed consolidated financial statements and the related notes.

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Subscription revenues	89.8%	92.6%	89.2%	92.6%
Product and other revenues	10.2	7.4	10.8	7.4

Total revenues	100.0	100.0	100.0	100.0
Costs of revenues:
Cost of subscription revenues	15.6	16.0	15.4	16.1
Cost of product and other revenues	7.1	4.6	7.1	5.1

Total cost of revenues	22.7	20.6	22.5	21.2

Gross profit	77.3	79.4	77.5	78.8
Operating expenses:
Technology and development	15.3	15.7	15.6	16.2
Marketing and advertising	27.2	26.1	27.6	27.3
General and administrative	8.5	10.2	9.1	10.0
Amortization of acquired intangible assets	23.9	33.1	23.9	35.2

Total operating expenses	74.9	85.1	76.2	88.7

Income (loss) from operations	2.4	(5.7)	1.3	(9.9)
Interest expense, net	(11.1)	(13.6)	(11.3)	(17.8)
Other income (expense), net	(0.1)	0.2	—	(0.1)

Loss before income taxes	(8.8)	(19.1)	(10.0)	(27.8)
Income tax benefit	8.0	9.3	7.6	13.5

Net loss	(0.8)%	(9.8)%	(2.4)%	(14.3)%

Revenues, Costs of Revenues and Gross Profit

	Three Months Ended			Nine months ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Revenues:
Subscription revenues	$138,962	$129,519	7.3%	$414,117	$366,001	13.1%
Product and other revenues	15,722	10,416	50.9	50,265	29,404	70.9

Total revenues	154,684	139,935	10.5	464,382	395,405	17.4
Costs of revenues:
Cost of subscription revenues	24,080	22,280	8.1	71,343	63,798	11.8
Cost of product and other revenues	10,996	6,452	70.4	32,924	20,006	64.6

Total cost of revenues	35,076	28,732	22.1	104,267	83,804	24.4

Gross profit	$119,608	$111,203	7.6%	$360,115	$311,601	15.6%

Gross profit percentage	77.3%	79.5%		77.5%	78.8%

Subscription revenues

For the three months ended September 30, 2014, our subscription revenues increased $9.4 million compared to the three months ended September 30, 2013. Excluding the $2.9 million non-cash adjustment to write down deferred revenue to fair value as a result of the application of purchase accounting for the Transaction in the prior year, subscription revenues for the three months ended September 30, 2014 would have increased by $6.5 million compared to the three months ended September 30, 2013. This increase was primarily the result of guiding our new subscribers into monthly subscription durations, which have a higher average monthly revenue per subscriber than longer term subscription durations. This increase was partially offset by a decrease in the average number of total subscribers during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to softness in gross subscriber additions. Subscription revenues were also higher for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to a $1.2 million net increase in revenues from our other subscription-based websites, Newspapers.com, Fold3.com and Archives.com. For the three months ended September 30, 2014, changes in average foreign currency exchange rates had an insignificant impact on subscription revenues compared to the three months ended September 30, 2013.

For the nine months ended September 30, 2014, our subscription revenues increased $48.1 million compared to the nine months ended September 30, 2013. Excluding the $20.2 million non-cash adjustment to write down deferred revenue to fair value as a result of the application of purchase accounting for the Transaction in the prior year, subscription revenues for the nine months ended September 30, 2014 would have increased by $27.9 million compared to the nine months ended September 30, 2013. This increase was primarily the result of guiding our new subscribers into monthly subscription durations, which have a higher average monthly revenue per subscriber than longer term subscription durations. Additionally, the average number of total subscribers to our core Ancestry websites was higher during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. While the average number of total subscribers to our core Ancestry websites was higher during the nine months ended September 30, 2014, the number of total subscribers at September 30, 2014 decreased compared to September 30, 2013 primarily due to softness in gross subscriber additions. Subscription revenues were also higher due to a $6.5 million increase in revenues from our other subscription-based websites, Newspapers.com, Archives.com and Fold3.com, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. For the nine months ended September 30, 2014, changes in average foreign currency exchange rates had an insignificant impact on subscription revenues compared to the nine months ended September 30, 2013.

Product and other revenues

For the three months ended September 30, 2014, our product and other revenues increased $5.3 million compared to the three months ended September 30, 2013. The increase was primarily due to higher sales volume for AncestryDNA as a result of increased marketing.

For the nine months ended September 30, 2014, our product and other revenues increased $20.9 million compared to the nine months ended September 30, 2013. The increase was driven by the same factors that influenced the three-month results.

Cost of subscription revenues

For the three months ended September 30, 2014, our cost of subscription revenues increased $1.8 million compared to the three months ended September 30, 2013. The increase was primarily due to a $1.5 million increase in web hosting costs largely as a result of additional depreciation expense for new web-operations equipment.

For the nine months ended September 30, 2014, our cost of subscription revenues increased $7.5 million compared to the nine months ended September 30, 2013. The increase was primarily due to a $4.9 million increase in web hosting costs largely as a result of additional depreciation expense for new web-operations equipment and software-related expenses. Additionally, content database amortization increased $1.8 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to an incremental investment in content databases.

Cost of product and other revenues

For the three months ended September 30, 2014, our cost of product and other revenues increased $4.5 million compared to the three months ended September 30, 2013. The increase was primarily due to an increase in costs associated with AncestryDNA due to increased sales volume, partially offset by a reduction in per-unit processing costs.

For the nine months ended September 30, 2014, our cost of product and other revenues increased $12.9 million compared to the nine months ended September 30, 2013. The increase was driven by the same factors that influenced the three-month results.

Operating Expenses

	Three Months Ended			Nine months ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Operating expenses:
Technology and development	$23,743	$21,963	8.1%	$72,544	$63,898	13.5%
Marketing and advertising	42,150	36,550	15.3	128,341	107,872	19.0
General and administrative	12,927	14,234	(9.2)	42,482	39,509	7.5
Amortization of acquired intangible assets	36,993	46,350	(20.2)	111,045	139,032	(20.1)

Total operating expenses	$115,813	$119,097	(2.8)%	$354,412	$350,311	1.2%

Technology and development

For the three months ended September 30, 2014, our technology and development expenses increased $1.8 million compared to the three months ended September 30, 2013. The increase was primarily due to an increase in third-party consultant costs and personnel-related expenses. Personnel-related expenses increased as a result of an increase in the average number of technology and development personnel during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

For the nine months ended September 30, 2014, our technology and development expenses increased $8.6 million compared to the nine months ended September 30, 2013. The increase is primarily due to a $6.3 million increase in personnel-related expenses as a result of an increase in the average number of technology and development personnel during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Additionally, third-party consultant costs increased for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Marketing and advertising

For the three months ended September 30, 2014, our marketing and advertising expenses increased $5.6 million compared to the three months ended September 30, 2013. The increase was primarily due to an increase in external marketing expenses due to additional marketing, including marketing for AncestryDNA, and an increase in media rates.

For the nine months ended September 30, 2014, our marketing and advertising expenses increased $20.5 million compared to the nine months ended September 30, 2013. The increase was driven by the same factors that influenced the three-month results.

General and administrative

For the three months ended September 30, 2014, our general and administrative expenses decreased $1.3 million compared to the three months ended September 30, 2013. This decrease was primarily related to costs incurred during the three months ended September 30, 2013 associated with a dividend declared by our parent, Ancestry.com Holdings LLC (“Holdings LLC”), and professional service fees associated with reorganizing our corporate structure, partially offset by an increase in professional service fees related to litigation for the three months ended September 30, 2014.

For the nine months ended September 30, 2014, our general and administrative expenses increased $3.0 million compared to the nine months ended September 30, 2013. This increase was primarily due to a $3.0 million increase in professional service fees related to the appraisal litigation and a $2.1 million increase in personnel-related expenses. Personnel-related expenses increased largely as a result of an increase in the average number of general and administrative personnel and a higher average cost per employee during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. These increases were partially offset by $2.4 million of costs incurred during the nine months ended September 30, 2013 associated with a dividend declared by our parent, Holdings LLC, reorganizing our corporate structure and registering our Notes with the SEC, which did not recur during the nine months ended September 30, 2014.

Amortization of acquired intangible assets

For the three months ended September 30, 2014, our amortization of acquired intangible assets decreased $9.4 million compared to the three months ended September 30, 2013. These decreases were primarily due to certain intangible assets being amortized on an accelerated basis over the estimated useful lives of the assets.

For the nine months ended September 30, 2014, our amortization of acquired intangible assets decreased $28.0 million compared to the nine months ended September 30, 2013. The decrease was driven by the same factors that influenced the three-month results.

Interest Expense, Net, Other Income (Expense), Net and Income Tax Benefit

	Three Months Ended			Nine months ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Interest expense, net	$(17,232)	$(19,069)	(9.6)%	$(52,382)	$(70,569)	(25.8)%
Other income (expense), net	(181)	278	(165.1)	144	(434)	(133.2)
Income tax benefit	12,391	13,039	(5.0)	35,322	53,360	(33.8)
Other data:
Effective tax rate	91.0%	48.9%		75.9%	48.6%

Interest expense, net

For the three months ended September 30, 2014, interest expense, net decreased $1.8 million compared to the three months ended September 30, 2013. The decrease in interest expense, net is primarily due to a lower effective interest rate on our term loans for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, as a result of the repricing of the term loans in December 2013. For the three months ended September 30, 2014, the effective interest rate of both the Amended Term B-1 Loan and Amended Term B-2 Loan was approximately 5.9%, compared to 6.9% for the three months ended September 30, 2013.

For the nine months ended September 30, 2014, interest expense, net decreased $18.2 million compared to the nine months ended September 30, 2013. For the nine months ended September 30, 2013, interest expense included approximately $9.2 million primarily due to the acceleration of original issue discount and deferred financing costs as a result of the repricing of the original term loan in May 2013. In addition, due to the repricing of the term loans in May 2013 and again in December 2013, the effective interest rate on our term loans was lower for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. For the nine months ended September 30, 2014, the effective interest rate of both the Amended Term B-1 Loan and Amended Term B-2 Loan was approximately 5.9%, compared to 7.8% for the nine months ended September 30, 2013. Also, the average term loan balance outstanding for the nine months ended September 30, 2014 was lower than the average term loan balance outstanding for the nine months ended September 30, 2013.

Other income (expense), net

For the three months ended September 30, 2014, other income (expense), net changed primarily due to changes in foreign currency exchange rates compared to the three months ended September 30, 2013.

For the nine months ended September 30, 2014, other income (expense), net changed primarily due to changes in foreign currency exchange rates compared to the nine months ended September 30, 2013.

Income tax benefit

For the three months ended September 30, 2014, we recorded an income tax benefit of $12.4 million compared to an income tax benefit of $13.0 million for the three months ended September 30, 2013, resulting in an effective income tax rate of 91.0% and 48.9%, respectively. The increase of 42.1 percentage points in the effective income tax rate resulted primarily from an increased foreign tax rate benefit for the three months ended September 30, 2014.

For the nine months ended September 30, 2014, we recorded an income tax benefit of $35.3 million compared to an income tax benefit of $53.4 million for the nine months ended September 30, 2013, resulting in an effective income tax rate of 75.9% and 48.6%, respectively. The increase of 27.3 percentage points in the effective income tax rate resulted primarily from an increased foreign tax rate benefit for the nine months ended September 30, 2014, offset by decreased federal research and development tax credits due to the expiration of the tax credit on December 31, 2013, in accordance with the provisions of the American Taxpayer Relief Act of 2012.

Other Financial Data

In addition to our results discussed above determined under accounting principles generally accepted in the United States of America (“GAAP”), we believe non-GAAP revenues, adjusted EBITDA and free cash flow are useful to investors as supplemental measures to evaluate the overall operating performance of our business. For the three and nine months ended September 30, 2014 and 2013, our non-GAAP revenues, adjusted EBITDA and free cash flow were as follows:

	Three Months Ended			Nine months ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Non-GAAP revenues(1)	$154,684	$142,847	8.3%	$464,382	$415,567	11.7%
Adjusted EBITDA(2)	55,853	54,813	1.9	160,221	158,016	1.4
Free cash flow(3)	31,043	54,543	(43.1)	73,454	117,310	(37.4)

(1)	Non-GAAP revenues. We define non-GAAP revenues as the revenues that would have been recognized, except for the write-down of deferred revenue to fair value as a result of the application of purchase accounting for the Transaction. Non-GAAP revenues is calculated as total revenues plus the effects of non-cash adjustments to revenue from purchase accounting.
(2)	Adjusted EBITDA. We define adjusted EBITDA as net income (loss) plus non-cash adjustments to revenue from purchase accounting, interest expense, net; other (income) expense, net; income tax expense (benefit); and non-cash charges including depreciation, amortization, and stock-based compensation expense.
(3)	Free cash flow. We define free cash flow as net income (loss) plus non-cash adjustments to revenue from purchase accounting, interest expense, net; other (income) expense, net; income tax expense (benefit); and non-cash charges including depreciation, amortization, and stock-based compensation expense; minus capitalization of content databases, purchases of property and equipment and cash received (paid) for income taxes and interest.

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

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Reconciliation of non-GAAP revenues to total revenues	(in thousands)		(in thousands)
Total revenues	$154,684	$139,935	$464,382	$395,405
Non-cash revenue adjustment(1)	—	2,912	—	20,162

Non-GAAP revenues	$154,684	$142,847	$464,382	$415,567

(1)	Represents non-cash adjustments to revenue or the revenues that would have been recognized, except for the write-down of deferred revenue to fair value as a result of the application of purchase accounting for the Transaction.

The following table presents a reconciliation of our adjusted EBITDA and free cash flow to net loss, the most comparable GAAP measure, for the periods presented.

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Reconciliation of adjusted EBITDA and free cash flow to net loss(1):
Net loss	$(1,227)	$(13,646)	$(11,213)	$(56,353)
Non-cash revenue adjustment(2)	—	2,912	—	20,162
Interest expense, net	17,232	19,069	52,382	70,569
Other (income) expense, net	181	(278)	(144)	434
Income tax benefit	(12,391)	(13,039)	(35,322)	(53,360)
Depreciation	5,564	4,428	15,862	12,256
Amortization	44,322	53,078	132,660	158,833
Stock-based compensation expense	2,172	2,289	5,996	5,475

Adjusted EBITDA	$55,853	$54,813	$160,221	$158,016

Capitalization of content databases	(9,689)	(6,060)	(29,208)	(14,732)
Purchases of property and equipment	(6,131)	(4,058)	(19,109)	(17,248)
Cash paid for interest	(6,877)	(8,340)	(37,223)	(45,645)
Cash received (paid) for income taxes	(2,113)	18,188	(1,227)	36,919

Free cash flow(3)	$31,043	$54,543	$73,454	$117,310

(1)	Net loss and therefore adjusted EBITDA and free cash flow for the three and nine months ended September 30, 2014 include $0.8 million and $4.3 million, respectively, of professional service fees related to litigation and costs associated with the return of capital transaction declared in February 2014 by our parent company, Holdings LLC. For the three and nine months ended September 30, 2013, net loss, adjusted EBITDA and free cash flow include $1.6 million and $3.8 million, respectively, of costs associated with the dividend declared in September 2013 by our parent company, professional services related to litigation, costs associated with reorganizing our corporate structure and registering the Notes with the SEC.

(2)	Represents non-cash adjustments to revenue or the revenues that would have been recognized, except for the write-down of deferred revenue to fair value as a result of the application of purchase accounting for the Transaction.

(3)	Free cash flow for the nine months ended September 30, 2014 does not include an $18.4 million return-of-capital distribution paid in April 2014 to our parent company to pay accumulated interest on its PIK Notes.

Liquidity and Capital Resources

Credit Facility

In December 2012, the Issuer entered into a credit facility, which as amended on May 15, 2013 and December 30, 2013 (the “Second Amended Credit Facility”) consists of a $457.1 million amended Term B-1 Loan (the “Amended Term B-1 Loan”) maturing in December 2018, a $165.0 million amended Term B-2 Loan (the “Amended Term B-2 Loan”) maturing in May 2018 and a $50.0 million revolving facility (the “Revolving Facility”) expiring in December 2017. As of September 30, 2014, no funds had been drawn against the Revolving Facility. Borrowings under the Revolving Facility may be used for the purpose of working capital, capital expenditures and other general corporate purposes. The Second Amended Credit Facility allows the Issuer to borrow additional amounts up to $150.0 million plus any amount up to a pro forma total net secured leverage ratio (“Total Net Secured Leverage Ratio”), as defined in the Second Amended Credit Facility, of 4.00 to 1.00 and subject to market availability. Additional amounts can be borrowed subject to covenants in the Second Amended Credit Facility.

Amounts borrowed under the Amended Term B-1 Loan are required to be paid in equal quarterly installments totaling 1% of the amended principal amount of the Amended Term B-1 Loan annually, with the balance payable upon maturity. Amounts borrowed under the Amended Term B-2 Loan are payable in equal quarterly installments of $8.25 million, with the balance payable upon maturity. Additionally, subject to certain conditions, mandatory repayments are required to be made annually beginning in 2015 upon delivery of the 2014 audited financial statements. Mandatory repayments are required up to 50% of excess cash flow based on our Total Net Secured Leverage Ratio and net cash proceeds of certain other transactions as calculated at the end of each fiscal year. The Issuer can elect to apply a mandatory repayment as a reduction to the next eight quarterly required payments on a pro-rata basis.

        The Amended Term B-1 Loan, Amended Term B-2 Loan and Revolving Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable margin plus, at the Issuer’s option, either: (a) a base rate determined by reference to the highest of (i) the Barclays Bank PLC prime rate at such time, (ii) 0.50% in excess of the overnight federal funds rate at such time and (iii) the LIBOR rate that is in effect for a LIBOR loan with an interest period of one month plus 1.00%, provided that the base rate for the Amended Term B-1 Loan and Amended Term B-2 Loan is not less than 2.00% per annum; or (b) a LIBOR rate, provided that the LIBOR rate for the Amended Term B-1 Loan and the Amended Term B-2 Loan is not less than 1.00% per annum. The applicable margin shall mean either: (a) in the case of a base rate Amended Term B-1 Loan, 2.50%, and in the case of a base rate Amended Term B-2 Loan, 2.00%, or (b) in the case of a LIBOR Amended Term B-1 Loan, 3.50%, and in the case of a LIBOR Amended Term B-2 Loan, 3.00%.

As of September 30, 2014, the interest rates on the Amended Term B-1 Loan and Amended Term B-2 Loan were equal to a LIBOR floor of 1.00% plus applicable margins of 3.50% and 3.00%, respectively. The applicable margin for the Revolving Facility is subject to step-ups and step-downs based on our Total Net Secured Leverage Ratio. The Issuer is also required to pay a commitment fee of 0.50% per annum on the unutilized commitments under the Revolving Facility, which fee decreases to 0.375% if the Total Net Secured Leverage Ratio is less than or equal to 2.75 to 1.00. The effective interest rates of both the Amended Term B-1 Loan and Amended Term B-2 Loan are approximately 5.9%.

The Second Amended Credit Facility permits restricted payments, including dividends, out of available amounts, as defined in the Second Amended Credit Facility. The available amount formulation includes a starter amount of $25.0 million and is adjusted annually upon the delivery of our audited financial statements, beginning with respect to the year ended December 31, 2014. Available amounts are adjusted based on the calculation of 50% of our annual retained excess cash flow. Separately, the Second Amended Credit Facility has a general basket for restricted payments of $40.0 million.

The Issuer’s obligations under the Second Amended Credit Facility are guaranteed by Parent and all existing and future, wholly owned material restricted subsidiaries of Parent, except (i) any subsidiaries constituting controlled foreign corporations (“CFCs”) or any direct subsidiaries thereof, (ii) any subsidiaries that have no material assets other than equity of CFCs, (iii) any subsidiaries to the extent a guaranty by such subsidiary is prohibited by applicable law and (iv) domestic restricted subsidiaries that contributed less than 5.0% of consolidated EBITDA (as defined in the Second Amended Credit Facility) (10.0% of revenues in respect of any foreign subsidiary) and, in the case of domestic subsidiaries, less than 5.0% of total assets, provided that if at any time the aggregate amount of consolidated EBITDA or total assets attributable to such domestic subsidiaries exceeds 7.5% of consolidated EBITDA or total assets or the aggregate amount of revenue attributable to such foreign subsidiaries exceeds 10% of revenues, Parent must designate sufficient subsidiaries as guarantors to eliminate such excess. All obligations under the Second Amended Credit Facility and the related guarantees are secured by a perfected first priority lien or security interest in substantially all of the Issuer’s and the guarantors’ tangible and intangible assets.

The Second Amended Credit Facility contains customary affirmative and negative covenants, including limitations on indebtedness, guarantees and other contingent obligation; limitations on liens; limitations on certain fundamental changes (including, without limitation, mergers, consolidations, liquidations and dissolutions); limitations on dispositions; limitations on dividends, other payments in respect of capital stock and other restricted payments; limitations on investments, loans, advances and acquisitions; limitations on payments, repayments and modifications of subordinated indebtedness and certain other indebtedness; limitations on transactions with affiliates; limitations on sale and leaseback transactions; limitations on changes in fiscal periods; limitations on agreements restricting liens; limitations on certain subsidiary distributions; and limitations on changes in lines of business. In addition, the Second Amended Credit Facility contains a maximum Total Net Secured Leverage Ratio, which will be tested quarterly if outstanding loans and letters of credit under the Revolving Credit Facility exceed $15.0 million or upon the drawdown of loans and/or issuance letters of credit if such drawdown and/or issuance exceeds $15.0 million after giving effect thereto. Events of default under the Second Amended Credit Facility include, among others, nonpayment of principal when due; nonpayment of interest, fees or other amounts; cross-defaults; covenant defaults; material inaccuracy of representations and warranties; bankruptcy events with respect to us, or any of our material restricted subsidiaries; material unsatisfied or unstayed judgments; certain ERISA events; a change of control; or actual or asserted invalidity of any material guarantee or security document. As of September 30, 2014 and December 31, 2013, we were in compliance with all covenants of the Second Amended Credit Facility.

The Second Amended Credit Facility also requires the Issuer to maintain an interest rate protection agreement for a period of not less than three years from the closing date such that not less than 50% of the outstanding debt of the Issuer and its restricted subsidiaries at the closing date is (i) subject to an interest rate protection agreement or (ii) fixed-rate borrowings. Accordingly, the Issuer has interest rate cap agreements with a $190.0 million total notional amount that cap the three-month LIBOR rate at 1.50% expiring March 31, 2016. This agreement, in conjunction with the fixed interest rate borrowings discussed below, met the stipulations prescribed by the Second Amended Credit Facility. The Issuer, at its discretion, has also entered into an interest rate cap agreement with a $200.0 million total notional amount effective on March 31, 2016 that caps the three-month LIBOR rate at 2.00% expiring December 30, 2016. See Note 4 in the condensed consolidated financial statements as of September 30, 2014 for further description of the terms of our Second Amended Credit Facility.

Senior Notes

        The Issuer has outstanding $300.0 million of fixed-rate 11.0% notes (the “Notes”) due in December 2020. Interest on the Notes is payable semi-annually in arrears on June 15 and December 15 of each year. The Issuer may redeem all or any portion of the Notes at any time prior to December 15, 2016 at a price equal to 100% of the aggregate principal plus an applicable premium, as defined in the indenture governing the Notes, and accrued interest. The Issuer may redeem any portion or all of the Notes on or after December 15, 2016 at redemption prices as set forth in the indenture, plus accrued and unpaid interest. In addition, the Issuer may redeem up to 35% of the aggregate principal of the Notes with an amount equal to the proceeds of certain equity offerings any time prior to December 15, 2015 at 111% plus accrued interest. Upon a change of control, the Issuer is required to make an offer to redeem all of the Notes from the holders at 101% of the principal amount thereof plus accrued interest.

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

The Notes contain customary covenants, including limitations on indebtedness; limitations on liens; limitations on mergers, consolidations and liquidations; limitations on asset sales; limitations on dividends, other payments in respect of capital stock and other restricted payments; limitations on transactions with affiliates; and other payment restrictions affecting restricted subsidiaries. Events of default under the Notes include, among others, nonpayment of interest, principal, fees or other amounts; cross-defaults; covenant defaults; bankruptcy events with respect to us, or any of our material restricted subsidiaries; material unsatisfied or unstayed final judgments; or actual or asserted invalidity of any material guarantee.

The indenture governing the Notes generally permits restricted payments, as defined in the indenture, including dividends, out of a cumulative basket, which grows quarterly based on 50% of our cumulative consolidated net income since October 1, 2012. In addition, as a condition to making such payments, we must be in compliance with a pro-forma fixed-charge coverage ratio greater than or equal to 2.0 to 1.0. Separately, the indenture has a general basket for such payments of the greater of $50.0 million or 2.5% of total assets.

Ancestry.com Holdings LLC Senior Unsecured PIK Notes

On September 17, 2013, our parent, Holdings LLC, closed a private offering of $300.0 million aggregate principal amount of senior unsecured payment-in-kind toggle notes due October 15, 2018. On February 3, 2014, Holdings LLC closed an additional private follow-on offering of $100.0 million aggregate principal amount of senior unsecured payment-in-kind toggle notes, which have identical terms (other than issue date and issue price) and constitute part of the same series as the notes under the indenture dated as of September 17, 2013 (collectively, the “PIK Notes”). The follow-on offering was issued at 103%, resulting in an original issue premium of $3.0 million. Holdings LLC subsequently distributed the proceeds of the follow-on offering, net of related fees and expenses, to its indirect parent entity to fund a return-of-capital distribution to its indirect parent entity’s shareholders and stock-based award holders. Holdings LLC is a holding company with no material operations and limited assets other than its ownership of the membership interests of Ancestry.com LLC.

Interest on the PIK Notes is payable semi-annually in arrears on April 15 and October 15 each year through maturity. The first and last interest payments on the PIK Notes are required to be entirely payable in cash. All other interest payments are required to be paid in cash, subject to cash availability and restricted payment capacity, as defined in the indenture. If interest payments are not required to be paid in cash, Holdings LLC will be entitled to pay all or a portion of the interest payment by increasing the principal amount of the PIK Notes or issuing new PIK Notes in an amount equal to the interest payment for the applicable interest period (“PIK Interest”). Cash interest on the PIK Notes will accrue at the rate of 9.625% per annum; PIK Interest will accrue at the rate of 10.375% per annum.

The PIK Notes are senior unsecured obligations of Holdings LLC and are structurally subordinated to all our existing and future indebtedness. Additionally, we did not guarantee the PIK Notes, nor were any of our assets pledged as collateral for the PIK Notes. As we are not an obligor or a guarantor on the PIK Notes, the debt is recorded only in the financial statements of Holdings LLC and is not reflected in the condensed consolidated financial statements of Ancestry.com LLC. While not required, in April and October 2014, the Company declared and paid its parent, Holdings LLC, return-of-capital distributions of $18.4 million and $19.2 million, respectively, to pay accumulated interest on the PIK Notes. The Company intends to make future distributions to Holdings LLC in order to fund cash interest payments on the PIK Notes, provided that such distributions are permitted under the covenants of the Second Amended Credit Facility and the Notes. If interest on the PIK Notes is paid in cash, annual interest payments will total approximately $38.5 million.

Liquidity

Our primary sources of liquidity are our cash and cash equivalents, our cash flows from operations and amounts available under our Revolving Facility. At September 30, 2014, we had $106.2 million in cash and cash equivalents and $50.0 million of availability on our Revolving Facility.

Operating costs include costs such as marketing and advertising, personnel-related expenses, capital expenditures related to content databases and equipment, investments in new service offerings and technologies and web hosting costs, and business acquisitions. Expenditures have increased as operations and the number of personnel has grown, and our expenditures may continue to increase in the future. Our future cash expenditures may vary significantly from those now planned and will depend on many factors including:

•	amounts we must pay to service our debt;

•	distributions we intend to make to our parent to fund cash interest payments on the PIK Notes;

•	our marketing and advertising expenditures;

•	the development of new services and enhancement of functionality in our technology and tools;

•	our ability to attract and retain subscribers;

•	market acceptance of our services;

•	the launch of additional services and expansion into new markets;

•	the level of new content acquisition required to retain and acquire subscribers;

•	amounts we must invest in our infrastructure to support our operations;

•	the resources for our development, marketing and administrative organizations;

•	our relationships with subscribers and vendors;

•	our engaging in additional business acquisitions; and

•	amounts we must spend to integrate and operate acquired businesses.

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

We and/or our parent entities (the “Ancestry Group”) may also seek, depending on market conditions, to refinance certain categories of our debt or may also, from time to time, seek to repurchase the Notes or PIK Notes in the open market or otherwise. The Ancestry Group may also seek to incur additional debt for which we would need to fund the interest and principal payments, which may impact our ability to satisfy our cash requirements. Any such transaction would be subject to market conditions, compliance with the Second Amended Credit Facility agreement and the indenture governing the Notes and various other factors.

Cash Flow Analysis

Summary cash flow information for cash and cash equivalents for the nine months ended September 30, 2014 and 2013 is set forth below. We consider cash and cash equivalents in evaluating our overall cash position.

	Nine months ended September 30,
	2014	2013	% Change
	(in thousands)
Net cash and cash equivalents provided by (used in):
Operating activities	$113,367	$130,001	(12.8)%
Investing activities	(48,317)	(40,980)	17.9
Financing activities	(45,419)	(53,317)	(14.8)

Net increase in cash and cash equivalents	$19,631	$35,704	(45.0)

Net cash provided by operating activities

For the nine months ended September 30, 2014, net cash provided by operating activities totaled $113.4 million, a decrease of $16.6 million compared to the nine months ended September 30, 2013. Net cash provided by operating activities consisted of a net loss of $11.2 million, adjustments for non-cash items of $119.2 million and changes in operating assets and liabilities of $5.4 million. For the nine months ended September 30, 2014, this represented a $45.1 million decrease in net loss, a $44.4 million decrease in non-cash adjustments and a $17.4 million decrease in the changes in operating assets and liabilities over the nine months ended September 30, 2013. The decrease in adjustments for non-cash items primarily consisted of a $28.0 million decrease in amortization of intangible assets due to certain intangible assets being amortized on an accelerated basis and a $20.2 million decrease for non-cash fair value adjustments to deferred revenue as a result of the application of purchase accounting for the Transaction in the prior year. Additionally, amortization of debt-related costs decreased $9.0 million primarily due to the acceleration of original issue discount and deferred financing costs resulting from the repricing of the original term loan in May 2013. These decreases were partially offset by an increase of $10.9 million in deferred income taxes and by a $5.9 million increase in other non-cash items such as depreciation, amortization of content databases and stock-based compensation expense. The decrease in the changes in operating assets and liabilities was primarily due to a $31.3 million decrease of net cash received from tax refunds offset in part by an increase of $13.9 million in cash due to the timing of cash receipts and payments.

Net cash used in investing activities

For the nine months ended September 30, 2014, net cash used in investing activities totaled $48.3 million, an increase of $7.3 million compared to the nine months ended September 30, 2013. The increase was primarily due to a $14.5 million increased investment in content databases and a $1.9 million increase in purchases of property and equipment. Additionally, in the prior year cash of $9.0 million was used to acquire a business.

Net cash used in financing activities

For the nine months ended September 30, 2014, net cash used in financing activities totaled $45.4 million, a decrease of $7.9 million compared to the nine months ended September 30, 2013. The change was due in part to a decrease in principal payments on our debt of $19.7 million due to changes in our debt terms as a result of the repricing of the Term Loans in May and December 2013. In addition, in May 2013, we paid $7.8 million in deferred financing costs as part of the repricing. These changes were offset in part by a return-of-capital distribution of $18.4 million paid in April 2014 to our parent, Holdings LLC, to pay accumulated interest on its PIK Notes. Additionally, we made $2.9 million in contingent consideration payments related to a prior acquisition, and contributions from members decreased $2.5 million.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. This guidance is effective for public companies for interim and annual periods beginning on or after December 15, 2016. For non-public companies, this guidance is effective for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is not permitted under U.S. GAAP. As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we have elected to delay adoption of new or revised accounting standards applicable to public companies until such pronouncements are made applicable to private companies. Once effective, entities can choose to apply the standard using either a full retrospective approach or a modified retrospective approach. We have not yet selected a transition method and are currently assessing the potential impact that this standard will have on our consolidated financial statements.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 9, 2014, the Company moved for summary judgment as to Merion Capital, LP, arguing that Merion had failed to establish an entitlement to appraisal of its shares. Merion filed a brief in opposition to the motion on June 11, 2014. The Company filed a reply brief on July 11, 2014.

Additionally, trial before the Court of Chancery took place from June 17 to June 19, 2014. Post-trial briefing was completed on September 3, 2014. On October 14, 2014, the Court heard oral argument on the motion. The motion remains pending.

In view of the inherent difficulty of predicting the outcome of such litigation, particularly where the claimants seek very large or indeterminate damages or where the matter presents novel legal theories or involves a large number of parties, we generally cannot predict or reasonably estimate what the eventual outcome of the pending matter described above will be, what the timing of the ultimate resolution of this matter will be, or what any loss or range of loss related to the pending matter may be. With respect to the outstanding legal matter described in the prior paragraphs, we believe that we have substantial defenses to the claims asserted by the claimants in the litigation. Based on our current knowledge, we do not believe that a loss, if any, arising from the pending matter described in the prior paragraphs should have a material adverse effect on our consolidated financial position.

General

As part of the acquisition of Archives.com from Inflection LLC, completed in August 2012, a Marketing Agreement between Inflection LLC and Z-CORP dba OneGreatFamily.com (“OGF”) was assigned to Ancestry.com Operations Inc. On or about October 10, 2014, OGF initiated a proceeding in the Fourth Judicial District Court of the State of Utah against Ancestry.com Inc. and Ancestry.com Operations Inc., which is captioned Z-CORP et al. v. Ancestry.com Inc. et al. (Civil No. 140401466). In regards to the assigned Marketing Agreement, the complaint alleges breach of contract, breach of implied covenant of good faith and fair dealing, conversion and intentional interference with prospective economic relations with alleged damages totaling over $30 million and punitive damages. The Company believes that it has substantial defenses to the claims asserted by OGF.

We are and may become party to various other legal proceedings and other claims that arise in the ordinary course of business or otherwise in the future. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. While we cannot assure the ultimate outcome of any legal proceeding or contingency in which we are or may become involved, we do not believe that any pending legal claim or proceeding arising in the ordinary course, including the OGF proceeding, will be resolved in a manner that would have a material adverse effect on our business. Although we consider the likelihood of such an outcome to be remote, if one or more of these legal matters resulted in an adverse money judgment against the Company, such a judgment could have a material adverse effect on our operating results and financial conditions and may result in us being required to pay significant monetary damages. See the risk factors “Expenses or liabilities resulting from litigation could materially adversely affect our results of operations and financial condition” and “Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our websites, content indexes, and marketing and advertising activities,” under the heading “Risk Factors.”

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

Risks Related to Our Business

We may have already engaged as subscribers substantially all of the total addressable market for family history services. If our efforts to retain existing and attract new subscribers do not succeed, our number of subscribers could decline and our revenues may be materially adversely affected.

We generate substantially all of our revenues from subscriptions to our services. We must continue to retain existing and attract new subscribers both to grow our business and to replace subscribers who choose to cancel their subscriptions. We seek to do this in part by investing in our product platform and new services and technologies, such as mobile, AncestryDNA and Archives.com. If consumers do not perceive our services to be reliable, valuable and of high quality, if we fail to regularly introduce new and improved services and more content, if we introduce new services that are not favorably received by the market, or if we find that we have already engaged as subscribers substantially all of the total addressable market for family history services, we may not be able to retain existing or attract new subscribers and our revenues could be materially adversely affected. Subscribers choose to cancel their subscriptions for many personal reasons, including a desire to reduce discretionary spending, a perception that they do not have sufficient time to use the service or otherwise do not use the service sufficiently or customer service issues are not satisfactorily resolved.

The relative service levels, pricing and related features of competitors to our products and services, and the size of the family history market are some additional factors that may adversely impact our ability to retain existing subscribers and attract new subscribers. Some of our current competitors provide genealogical records free of charge. Some governments or private organizations may make historical records available online at no cost to consumers, and some commercial entities could choose to make such records available on an advertising-supported basis rather than a subscription basis. In addition to competition from outside services, certain of our products, such as Archives.com, may compete with our core Ancestry websites for subscribers. If consumers are able to satisfy their family history research needs at no or lower cost, they may not perceive value in our higher priced products and services. Further, our number of subscribers may decrease as a result of a full penetration of the total addressable market for, or a declining interest in, family history research.

Any of these factors could cause our number of subscribers to fall, which could materially adversely impact our business, financial condition and results of operations. For example, the number of total subscribers decreased as of September 30, 2014 compared to September 30, 2013 primarily due to softness in gross subscriber additions. Our total number of subscribers may continue to decline in future periods. If we are unable to effectively retain existing subscribers and attract new subscribers or our number of subscribers further declines, our business, financial condition and results of operations could be materially adversely affected.

Our business may not grow or may contract, which could negatively affect our financial condition and results of operations.

While we have experienced periods of rapid growth in the past, we are currently experiencing softness in gross subscriber additions and do not expect rapid growth rates in future periods. Since we do not expect rapid growth rates in future periods, you should not rely on the growth of any prior year or other period as an indication of our future performance. If our business does not grow while we continue to devote substantial resources and funds to improving our technologies and product offerings, including new product offerings, and continue acquiring new and relevant content and also to expanding awareness of our brand and category through marketing, our margins in the near term may be reduced. If our revenue growth rate were to further decline or become negative, it could materially adversely affect our financial condition and results of operations.

Our business strategy and projections rely on a number of assumptions, some or all of which may be incorrect. For example, it is difficult to predict the acceptance by the market of our products and services. Also, we believe that consumers will be willing to pay for subscriptions to our online family history resources, notwithstanding the fact that some of our current and future competitors may provide such resources free of charge. We cannot accurately predict whether our products and services will achieve significant acceptance by potential users in larger numbers than at present as we may have already engaged substantially all of the total addressable market for family history research. You should therefore not rely on our historic growth rates as an indication of future growth.

Consumers of internet-based services are increasingly converting to mobile platforms and we have faced challenges in our efforts to provide users with a mobile experience that converts them to subscribers. If we are unable to provide our mobile users with access to the full range of our services, or adapt our products to other technological changes and subscriber needs for mobile platforms, we may not remain competitive and our business may decline.

As consumers of web services increasingly rely exclusively on mobile devices, our mobile app and the mobile web are becoming important ways for users to engage with our service. Despite our efforts to date, we have not been able to meaningfully monetize mobile users of our services, and we may not be able to monetize the engagement of our mobile users in the future. If our mobile app or mobile web experience is slow, subject to intermittent failures, difficult to use or does not contain the same important functionality available on our desktop experience, it may not meet the user’s expectations and as a result could damage our reputation, prevent us from retaining existing or acquiring new subscribers and may have a material adverse effect on our business and results of operations.

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

Products or technologies we invest in or develop could be costly, may not be well received by the market and may not ultimately drive growth in our business.

As part of our business strategy, we have made and will continue to make significant investments in the development or acquisition of new products and technologies, such as our AncestryDNA service. There is no assurance that new products or technologies will positively contribute to our results of operations in the future. Our existing subscribers may not find the products that we offer as a result of these investments to be attractive, or they may not succeed in enticing new subscribers. Launching new products and technologies may demand a disproportionate amount of management’s attention, and distract them from their focus on our existing offerings. If new product launches, such as AncestryDNA or a health website, are unsuccessful, our brand and reputation, our results of operations, financial condition and key metrics, such as net subscriber additions, may be materially adversely affected. We may not be successful in addressing these risks or any other problems encountered in connection with our investments.

The technologies that we use in our business are rapidly changing. To remain competitive, we must continue to provide relevant content and enhance and improve the functionality and features of our products and services. For example, we are making significant improvements to our existing website and certain other changes to our core service. Existing subscribers that have become accustomed to the current experience on our website may not agree that the planned changes are improvements and may prefer the current experience and as such, may cancel their subscription. However, if we fail to improve our services and technologies in step with the evolution of technology, or if competitors introduce new solutions embodying new technologies, our existing products and services may become obsolete. Our future success will depend on, among other things, our ability to:

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

In addition, the largely long-term commitments of our subscribers historically have enhanced our near-term visibility on our revenues, which we believe has enabled us to more effectively manage our business and provide working capital benefits. As the mix of our subscriptions changes from longer to shorter durations, our near-term visibility on our revenues decreases. If this trend continues, it could become more difficult to manage our business and effectively budget future working capital requirements.

We continuously attempt to attract subscribers through marketing. If our marketing efforts do not attract additional subscribers on a cost-effective basis, or if we are unable to manage our marketing and advertising expenses, it could materially harm our results of operations.

Our future profitability, as well as the maintenance and enhancement of our brands, will depend in large part on the effectiveness and efficiency of our marketing and advertising expenditures, which are significant. We use a diverse mix of marketing and advertising programs to promote our products and services, and we periodically adjust our mix of these programs. Significant increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expense or cause us to choose less effective marketing and advertising channels. We have experienced price increases in some of our marketing and advertising channels. Television advertising comprises a large percentage of our marketing and advertising expense, which may have significantly higher costs than other channels and which could materially adversely affect our profitability. Further, we may over time become disproportionately reliant on one channel or partner, which could increase our operating expenses. Because we recognize revenues ratably over the subscription period, we have incurred and may in the future incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenues associated with such expenses, and our marketing and advertising expenditures may not continue to result in increased revenues. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace existing marketing and advertising channels with similarly effective channels, our marketing and advertising expenses could increase substantially, our subscriber levels could be affected adversely, and our business, financial condition and results of operations may suffer. In addition, we may be required to incur significantly higher marketing and advertising expenses than we currently anticipate if excessive numbers of subscribers cancel our services or for other reasons. Our expanded marketing efforts may increase our subscriber acquisition cost, as additional expenses may not result in sufficient subscriber growth to offset cost, which would have an adverse effect on our business, financial condition and results of operations.

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

We face competition from a number of different sources, some of which offer free content, and our failure to compete effectively could materially impact our revenues, results of operations and financial condition.

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

We expect our competition to grow both through industry consolidation and the emergence of new participants in our existing markets. We will also face competitors in new markets that we enter. For example, we face competition from other companies, such as 23andme, in providing family history DNA services. Our future competitors may include other Internet-based businesses, governments, religious organizations, not-for-profit entities and other entities. The market for Internet-based services evolves at a very rapid pace, and our competitors may offer products and services that are superior to any of our products and services. In addition, Internet business models are constantly changing. The online family history market could move to an advertising-supported model to the detriment of our subscription-based model. Our competitors may have greater resources, more well-established brand recognition or more sophisticated technologies, such as search algorithms, than we do. Our competitors may more easily obtain relevant records in domestic and international markets or offer new categories of content, products or services before we do, or at lower prices, which may give them a competitive advantage in attracting subscribers. In addition to competition from outside sources, certain of our products, such as Archives.com, may compete with our core Ancestry websites for subscribers.

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

Changes that we make to the prices and the types of subscriptions that we offer may affect our subscriber mix and cancellation rates, which could have a significant negative impact on our revenues and number of total subscribers.

We continually evaluate and test the types of subscriptions that we offer. Based on the results of any product or price testing conducted, we may change the price and subscription packages we offer and market. Our pricing and subscription packaging strategy may influence subscribers to choose a certain subscription or duration. If our pricing and subscription packaging strategy fails, we may experience higher cancellation volumes and be unable to attract new subscribers, which may result in decreased immediate and long-term revenues and a loss in the number of total subscribers. In the future, we may continue to perform product and price tests involving our users and to make changes to our products and prices, the results of which could affect our number or mix of subscribers and may have a material adverse impact on our results of operations and key operating metrics, including the number of total subscribers.

In addition, recently proposed and new requirements regarding affirmative agreement by our subscribers to recurring subscription fees, whether imposed by regulators or third-party businesses, could impose significant obstacles to subscriptions, which could materially adversely affect our revenues, financial condition and results of operation.

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

These problems often pose particular challenges in acquiring content internationally. Desirable content may not be available to us on favorable terms, or at all, due to competition for a particular collection, privacy concerns relative to information contained in a given collection or our lack of negotiating leverage with a certain content provider. For example, some of our most popular databases include “vital records” content – namely, historical birth, marriage and death records – made available by certain governmental agencies. To help prevent identity theft, or other malicious activities, governments may attempt to restrict the release of or increase the difficulty of accessing all or substantial portions of their vital records content, and particularly birth records, to third parties. If these efforts are successful, it may limit, increase the cost of or altogether prevent us from acquiring these types of vital record content or continuing to make them available online. In some cases, we have had to lobby for legislation to be changed or otherwise work to surmount administrative or other bureaucratic hurdles to enable government or other bodies to grant us access to records.

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

Digitizing and indexing new historical content can take a significant amount of time and expense, and we generally incur the expenses related to such content significantly in advance of the time we can make it available to our subscribers. We have made significant investments to acquire, digitize and index content, including content acquired through business acquisitions, and we expect to continue to spend significant resources on content. Increases in the cost or time required to digitize and index new content could harm our financial results. We do not have long-term contracts with any of our transcription vendors. If we were to transition away from one of our larger transcription vendors for any reason, we may be required to provide extensive training to the other vendors, which could delay our ability to make our new content available to our subscribers, and our relationships with the other transcription vendors may be on financial or other terms less favorable to us than our existing arrangements. Our inability to maintain or acquire content or to make new content available online in a timely and cost-effective manner would have a material adverse effect on our business, financial condition and results of operations.

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

Our failure to attract, integrate and retain highly qualified key personnel could harm our business, and if we are unable to integrate appropriate personnel, we may not be able to successfully implement our business plan.

To execute our business plan, we must attract and retain highly-qualified personnel. Competition for these employees is intense, particularly for skilled engineers, and we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock-based awards they may receive in connection with their employment and may be concerned about the value and liquidity of the stock-based awards we offer. When adding staff, we may not make optimal hiring decisions or may not integrate personnel effectively. Additions to personnel have increased our cost base, which will make it more difficult to decrease expenses in the short term. If we fail to attract and effectively integrate new personnel, or fail to retain and motivate our current personnel, our business and future prospects could be materially adversely affected.

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

We currently outsource some of our customer service, product development activities and DNA testing services to third parties, which exposes us to significant risks if these parties fail to perform under our agreements with them.

Because we currently outsource some of our customer service, product development activities and DNA testing services to third parties, we have less control over the work produced by these providers than over our own employees. If customer service or DNA testing personnel fail to perform in accordance with the terms of our agreements, we may fail to meet customer expectations. If third-party developers fail to adequately protect or transfer our intellectual property rights in our products, our intellectual property portfolio could be damaged. These outcomes could result in negative publicity, damage our reputation and brands and have a material adverse effect on our business and results of operations.

We use a single-source laboratory for our DNA testing and a single-source manufacturing facility for producing our DNA kits, which could materially harm our business by adversely affecting the availability, quality and cost of our DNA services.

We use a single-source laboratory for our DNA testing and a single-source manufacturing facility for producing our DNA kits. If testing or production is delayed or curtailed by such sources, we may not be able to meet our customers’ expectations with respect to timing, quality and price. Even if we were able to locate alternative laboratories or manufacturing facilities, qualification of an alternative supplier, obtaining the appropriate technology and establishment of reliable services could result in delays and a possible loss of sales, which could materially harm our operating results. We may also be unable to locate an alternative supplier that can provide the necessary services and technology at comparable prices, which could result in an increase in the cost of our DNA services.

Reliance on single-source suppliers subjects us to a risk of delays, as well as a risk of increased cost and/or reduced quality of our DNA services. In addition, faulty analyses from our DNA testing provider could harm our reputation and may adversely affect our future DNA revenues and the success of our DNA testing services.

Any continued service outages or a significant disruption in service on our websites or in our computer systems, which are currently hosted primarily by a single third party, could damage our reputation and result in a loss of subscribers, which would harm our business and operating results.

Our brand, reputation and ability to attract, retain and serve our subscribers depend upon the reliable performance of our websites, network infrastructure, content delivery processes and payment systems. We have experienced interruptions in these systems in the past, including server failures and electronic attacks that temporarily slowed down our websites’ performance and users’ access to content, or made our websites inaccessible, and we may experience interruptions in the future. For example, we have experienced “distributed-denial-of-service” and other attacks in the past that have caused our systems to respond slowly or be inaccessible. Our efforts to fix these disruptions may redirect resources from product development or other business initiatives and may not result in lasting benefits. Interruptions in these systems, whether due to system failures, computer viruses or physical or electronic attacks or break-ins, could affect the security or availability of our websites and prevent our subscribers from accessing our data and using our products and services. Problems with the reliability or security of our systems may harm our reputation, impair our ability to attract new subscribers and cause subscribers to cancel, and the cost of remedying these problems could negatively affect our business, financial condition and results of operations.

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

In addition, we utilize third-party Internet-based or “cloud” computing services in connection with our business operations, including with our DNA testing services and our credit card processing. Cloud computing services are vulnerable to the same disruptions, attacks and break-ins as our co-located systems and facilities, but we may have reduced visibility of the potential vulnerabilities of cloud computing services. Disruptions of the cloud computing services we use may result in customers losing access or in reduced functionality of our websites. Problems faced by our third-party web hosting provider, with telecommunications network providers or with the systems by which these providers allocate capacity among their customers, including us, could adversely affect the experience of our subscribers. Our third-party web hosting providers, including our co-located facilities and the cloud computing services that we use, could decide to stop providing services to us without adequate notice. In addition, any financial difficulties, such as bankruptcy reorganization, faced by our third-party web hosting providers or any other service providers may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our third-party web hosting providers are unable to keep up with our growing needs for capacity, this could have a material adverse effect on our business. Any errors, defects, disruptions or other performance problems with our services could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

We face many risks associated with our plans to continue to expand our international offerings and marketing and advertising efforts, which could have a material adverse effect on our business, financial condition and results of operations.

As of September 30, 2014, approximately 30% of subscribers to our core Ancestry websites were from locations outside the United States. We are subject to many of the risks of doing business internationally, including the following:

•	exposure to foreign currency exchange rate fluctuations;

•	compliance with foreign laws and the interpretation of those laws, including tax and employment laws, and anti-bribery laws;

•	compliance with changing and conflicting legal and regulatory regimes;

•	compliance with U.S. laws affecting operations outside of the United States, including the Foreign Corrupt Practices Act;

•	compliance with varying and conflicting intellectual property laws;

•	difficulties in staffing and managing international operations;

•	prevention of business or user fraud; and

•	implementation and maintenance of effective internal controls and processes across diverse operations and a dispersed employee base.

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

We believe that maintaining and enhancing our Ancestry brand and other brands is critical to our success. We believe that the importance of brand recognition and loyalty will only increase in light of increasing competition in our markets. We plan to continue to promote our brands, both domestically and internationally, but there is no guarantee that our selected strategies will increase the favorable recognition of our brands. Some of our existing and potential competitors, including search engines, media companies and government and religious institutions have well-established brands with greater brand recognition than we have.

Additionally, from time to time, our subscribers express dissatisfaction with our service, including, among other things, dissatisfaction with our auto-renewal and other billing policies, our handling of personal data and the way our services operate. To the extent that dissatisfaction with our service is widespread or not adequately addressed, our brand may be adversely impacted. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain subscribers may be adversely affected. In addition, even if our brand recognition and loyalty increase, this may not result in increased use of our products and services or higher revenues. Many individuals are passionate about family history research and participate in blogs and social media on this topic both on our websites and elsewhere. If actions we take or changes we make to our products, services or performance, such as redesigning our website, upset these individuals, their blogging and contributions to social media could negatively affect our brand and reputation, which could have a material adverse effect on our revenues, results of operations and financial condition.

Acquisitions, if any, may not be completed within the expected timeframe or at all, and could prove difficult to integrate, disrupt our ongoing business or have a material adverse effect on our results of operations.

As part of our business strategy, we have engaged and may continue to engage in acquisitions of businesses from time to time to augment our organic or internal growth. While we have engaged in acquisitions in the past, our experience with integrating and managing acquired businesses is still limited. Acquisitions involve challenges and risks in negotiation, execution, valuation and integration. Moreover, we may not be able to find suitable acquisition opportunities on terms that are acceptable to us or if we do, we may be delayed or unsuccessful in completing the transaction. We could assume the economic risks of such failed or unsuccessful acquisitions. Even if successfully negotiated, closed and integrated, certain acquisitions may not advance our business strategy, may fall short of expected return-on-investment targets or may fail. Any recent or future acquisition could involve numerous risks, including:

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

Privacy concerns could require us to incur significant expense and modify our operations or future plans in a manner that could result in restrictions and prohibitions on our use of certain information, and therefore harm our business.

As part of our business, we make biographical and historical data available through our websites, we use registered users’ personal data for internal purposes and we host websites and message boards, among other things, that contain content supplied by third parties. In addition, in connection with our AncestryDNA testing services, we obtain biological DNA samples used for genetic testing. For privacy or security reasons, privacy groups, governmental agencies and individuals may seek to restrict or prevent our use or publication of certain biological or historical information pertaining to individuals, particularly living persons. Because most of our genetic testing of DNA samples is outsourced to third-party service providers, we have less control over privacy and security measures. If our third-party DNA testing providers fail to comply with privacy and security standards, as required pursuant to the terms of our agreements with such providers, this could have a material adverse effect on our business, financial condition and results of operations. We will also face additional privacy issues as we expand into other international markets, as many nations have privacy protections more stringent than those in the United States. We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Increased domestic or international regulation of data utilization and distribution practices, including self-regulation, could require us to modify our operations and incur significant expense, which could have a material adverse effect on our business, financial condition and results of operations. If our users’ private content were to become publicly available or if third parties were able to gain unauthorized access to such content, in particular the new DNA testing information, we may face liability and harm to our brand and reputation.

Our possession and use of personal information presents risks that could harm our business. Unauthorized disclosure or use of such data, whether through breach of our network security or otherwise, could expose us to significant liability and damage our reputation.

Maintaining the security of our information technology and network systems infrastructure, including the cloud computing services that we use, is of critical importance because we handle confidential subscriber, registered user, employee and other sensitive data, such as names, addresses, credit card numbers and genetic and other personal information. In addition, our online systems include the content that our registered users upload onto our websites, such as family records and photos. This content is often personally meaningful, and our registered users may rely on our online system to store digital copies of such content. If we were to lose such content, if our users’ private content were to become publicly available or if third parties were able to gain unauthorized access to such content, we may face liability and harm to our brand and reputation.

Almost all of our subscribers use credit and debit cards to purchase our products and services. If we or our processing vendors were to have problems with our billing systems, it could have an adverse effect on our subscriber satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment services. In addition, if our billing system fails to work properly and, as a result, we do not charge our subscribers’ credit cards on a timely basis or at all, our business, financial condition, cash flows and results of operations could be materially affected.

We and our vendors use commercially available encryption technology to transmit personal information when taking orders. We use security and business controls to limit access and use of personal information, including registered users’ uploaded content. However, third parties may be able to circumvent these security and business measures, including by developing and deploying viruses, worms and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks. In addition, employee error, vendor error, malfeasance or other errors in the storage, use or transmission of personal information could result in a breach of registered user or employee privacy.

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

If third parties improperly obtain and use the personal information of our registered users or employees, we may be required to expend significant resources in efforts to address these problems. A major breach of our network security and systems, including the cloud computing services that we use, could have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced demand for our products and services, an unwillingness of subscribers to provide us with their credit card or payment information, an unwillingness of registered users to upload family records or photos onto our websites, harm to our reputation and brand and loss of our ability to accept and process subscriber credit card orders. Similarly, if a well-publicized breach of data security at any other major consumer website were to occur, there could be a general public loss of confidence in the use of the Internet for commercial transactions. Any of these events could have material adverse effects on our business, financial condition and results of operations. In addition, we may have inadequate insurance coverage to compensate for any related losses.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business opportunities, including developing new features and products or enhancing our existing solutions, improving our operating infrastructure or acquiring complementary businesses and technologies. Our Revolving Facility, which provides for $50.0 million of borrowings, may not be sufficient for our needs. Accordingly, we or parent entities in the Ancestry Group may engage in debt financing to secure additional funds; however, we may not be able to obtain additional financing on terms favorable to us, if at all. For example, our Second Amended Credit Facility, and the indentures governing the Notes and the PIK Notes contain restrictive covenants relating to capital-raising activities by us and our direct parent, Ancestry.com Holdings LLC (“Holdings LLC”), and other financial and operational matters, and any debt financing obtained by us or our parent entities in the Ancestry Group in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to grow our business and to respond to business challenges could be significantly impaired, and our business may be materially harmed.

We face risks associated with currency exchange rate fluctuations, which could adversely affect our revenues and operating results.

For the nine months ended September 30, 2014, approximately 20% of our total revenues earned and approximately 7% of our total expenses incurred were in currencies other than the United States dollar, such as the British pound sterling, the Australian dollar, the Canadian dollar and the Euro. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the United States dollar, which could affect our revenues and results of operations. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues, operating expenses and net income. We may not be able to offset adverse foreign currency impact with increased subscription pricing or volume. We attempt to limit our exposure by paying our operating expenses incurred in foreign jurisdictions with revenues received in the applicable currency, but if we do not have enough local currency to pay all our expenses in that currency, we are exposed to currency exchange rate risk with respect to those expenses. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

Our business may be significantly impacted by a change in the economy, including any resulting effect on consumer spending.

Our business may be affected by changes in the economy generally, including any resulting effect on consumer spending specifically. Our products and services are discretionary purchases, and consumers may reduce their discretionary spending on our products and services during an economic downturn. Although we did not experience a material increase in subscription cancellations or a material reduction in subscription renewals during the economic downturn, we may yet be impacted if employment and personal income do not continue to improve or if global economic conditions deteriorate. Conversely, consumers may spend more time using the Internet during an economic downturn and may have less time for our products and services in a period of economic growth. In addition, media prices, including television advertising, are unpredictable and prices may increase if the economy continues to recover or grows, which could significantly increase our already substantial marketing and advertising expenses. As a result, our business, financial condition and results of operations may be significantly impacted by changes in the global economy generally.

We have made significant estimates and judgments in calculating our income tax provision and other tax assets and liabilities. If these estimates or judgments are incorrect, our operating results and financial condition may be materially affected.

We are subject to regular review and audit by both domestic and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition. In addition, the determination of our provision for income taxes and other tax assets and liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain at the present time. Although we believe our estimates and judgments are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may have a material effect on our operating results and financial condition.

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

We have substantial debt, totaling approximately $893.9 million as of September 30, 2014, and as a result, we have significant debt service obligations. We also have the ability to borrow up to $50.0 million under the Revolving Facility. Our substantial level of debt and debt service obligations as well as our intention to pay distributions to our parent to fund cash interest payments due on the PIK Notes could have important consequences including:

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

Our direct parent, Holdings LLC, has issued $400.0 million in senior unsecured PIK Notes. In addition to servicing our debt, we intend to pay distributions to Holdings LLC to fund cash interest payments of the PIK Notes, which may exacerbate the risks associated with our debt under the Second Amended Credit Facility and the Notes.

Our direct parent, Holdings LLC, has issued a total of $400.0 million of 9.625%/10.375% senior unsecured PIK Notes, which mature on October 15, 2018. Holdings LLC is a holding company with no material operations and limited assets other than its ownership of the membership interests of Ancestry.com LLC. While covenants in our Second Amended Credit Facility and the indenture governing the Notes limit the amount of cash that we are able to distribute to our parent companies, to the extent cash is available, we intend to pay distributions to Holdings LLC to fund cash interest payments of the PIK Notes. Paying cash distributions to our parent will reduce the amount of cash available to pay our debt obligations. Paying cash distributions to our parent could also compound the consequences and risks of our debt and could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under the Second Amended Credit Facility and the Notes.

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

The Notes and the related guarantees are unsecured. This means they are effectively subordinated in right of payment to all of our and the guarantors’ secured debt, including our Second Amended Credit Facility, to the extent of the value of the assets securing that debt. Loans under our Second Amended Credit Facility are secured by substantially all of our and the guarantors’ assets (subject to certain exceptions). As of September 30, 2014, we had approximately $453.7 million and $140.3 million outstanding under the Amended Term B-1 Loan and Amended Term B-2 Loan, respectively; and $50.0 million of availability under the Revolving Facility. Furthermore, the indenture governing the Notes allows us to incur additional secured debt. See Note 4 in our Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facility” for a further description of the terms of the Second Amended Credit Facility.

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

Certain of our existing or future foreign subsidiaries do not guarantee the Notes, and only the Company and all of the Company’s direct and indirect existing and future restricted subsidiaries (except excluded subsidiaries) that guarantee any indebtedness of Ancestry.com Inc. or any guarantor, or incur indebtedness under a credit facility, in each case, subject to certain exceptions, guarantee the Notes. This means the Notes are structurally subordinated to the debt and other liabilities of these non-guarantor subsidiaries. As of September 30, 2014, our non-guarantor subsidiaries had no debt outstanding (excluding intercompany debt). Our non-guarantor subsidiaries may, in the future, incur substantial additional liabilities, including debt. Furthermore, we may, under certain circumstances described in the indenture governing the Notes, designate subsidiaries to be unrestricted subsidiaries, and any subsidiary that is designated as unrestricted will not guarantee the Notes. In the event of our non-guarantor subsidiaries’ bankruptcy, insolvency, liquidation, dissolution, reorganization or similar proceeding, the assets of those non-guarantor subsidiaries will not be available to pay obligations on the Notes until after all of the liabilities (including trade payables) of those non-guarantor subsidiaries have been paid in full.

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

A substantial portion of our assets are owned by non-U.S. guarantors. As a result of their jurisdiction of organization, laws other than United States federal and state law may apply to such entities in connection with, among other things, their liquidation or dissolution and the validity and enforceability of their guarantees of the Notes. We can give no assurance of which jurisdiction’s insolvency law will be applied in the event of the bankruptcy or insolvency of a foreign guarantor of the Notes. The procedural and substantive provisions of foreign insolvency laws are different from and, in certain jurisdictions, may be less favorable to holders of the Notes than comparable provisions of U.S. insolvency law. Further, pursuant to foreign insolvency law, a foreign guarantor’s liability under its guarantee may rank junior to certain debts entitled to priority under applicable law, which would not be entitled to a similar priority under U.S. insolvency law. Such debts could include, among others, amounts owed to foreign governments, amounts owed to employees such as wages, salary and holiday remuneration, amounts owed in respect of pension scheme contributions, social security contributions or contracts of insurance, and payments pursuant to applicable workers’ compensation laws. As a result, there can be no assurance that, in the event of a liquidation or insolvency of a foreign guarantor of the Notes, note holders will be able to realize upon the guarantee of such foreign guarantor to the same extent as if such foreign guarantor was organized under the laws of a U.S. jurisdiction. The laws of such foreign jurisdictions might also be applied to hold the guarantee of a foreign guarantor void and unenforceable in connection with a liquidation or otherwise. Such foreign laws may also be used to hold a payment made under a guarantee to be void and refundable. Accordingly, the guarantee of a foreign guarantor could be held void and unenforceable under applicable foreign law in a situation in which, if foreign law did not apply, the same guarantee would be enforceable under applicable U.S. federal and state law. The guarantees of the foreign guarantors may also be held void under certain foreign laws if it is determined that the company issuing the guarantee does not receive sufficient commercial benefit for doing so. If there is insufficient commercial benefit, the beneficiary of the guarantee may not be able to rely on the authority of the directors of that company to grant the guarantee, and accordingly a court may set aside the guarantee at the request of, among others, the company’s shareholders or a liquidator. Although we believe that the guarantee of each foreign guarantor is enforceable and that each guarantor has received sufficient commercial benefit from issuing its guarantee, we cannot assure you that a foreign court would agree with our conclusion and not hold such guarantee to be void under applicable foreign law.

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

Item 6.	Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ancestry.com LLC

Dated: November 3, 2014	By:	/s/ Timothy Sullivan
Timothy Sullivan
President and Chief Executive Officer

Dated: November 3, 2014	By:	/s/ Howard Hochhauser
Howard Hochhauser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.