Form 10-K
period 2014-12-31
Ancestry.com LLC
filed 2015-02-19
CIK 1575319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 19, 2015, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by a sole member.

DOCUMENTS INCORPORATED BY REFERENCE

None

Ancestry.com LLC

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”), including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements relating to future events and future performance. All statements other than those that are purely historical may be forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “continue,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other words that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Forward-looking statements in this Annual Report include statements about:

•	our future financial performance, including our revenues, cost of revenues and operating expenses, and our ability to sustain profitability and achieve long-term growth;

•	our ability to generate additional revenues on a cost-effective basis;

•	our ability to attract and retain subscribers;

•	the size of our total addressable market;

•	our high degree of leverage and our ability to service our debt;

•	our intention to pay distributions to our parent related to the PIK Notes;

•	our ability or our parent’s ability to take on additional debt;

•	risks related to the “Notes” and to high yield debt securities generally;

•	the potential impact of debt covenant restrictions on our flexibility in operating our business;

•	our ability to monetize and to create a meaningful mobile experience for our subscribers;

•	our ability to develop new products or technologies that will appeal to our subscribers and drive growth in our business;

•	our pricing and subscription package mix;

•	our ability to acquire content and make it available online;

•	our ability to attract and retain highly-qualified personnel;

•	our continued investment in and expansion of our international operations, including our international launch of AncestryDNA;

•	our competitive position;

•	our ability to manage costs and control margins and trends;

•	our liquidity and working capital requirements and the availability of cash and credit;

•	our ability to protect users’ data and privacy concerns and to comply with privacy and security standards and laws, including data related to our Ancestry DNA service;

•	the impact of external market forces, including changes in the macroeconomic environment, interest rates and foreign currency exchange rates;

•	the impact of claims or litigation; and

•	the impact of current and potential legislation and regulatory changes on privacy, subscription renewal, DNA or other aspects of our business.

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

As used herein, “Ancestry.com”, “we”, “our” and similar terms include Ancestry.com LLC and its wholly-owned subsidiaries, unless the context indicates otherwise.

Terminology

In this Annual Report, we use the terms core Ancestry websites, subscriber, registered user and record.

Our operations consist primarily of our flagship site, www.ancestry.com, and its affiliated international websites including, Ancestry.co.uk, Ancestry.com.au and Ancestry.ca, among others. We refer to these websites collectively as our core Ancestry websites. A subscriber is an individual who pays for renewable access or redeems a gift subscription to one of our core Ancestry websites, and a registered user is a person who has registered on one of our core Ancestry websites or mobile apps, and includes subscribers.

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

Item 1. Business

Overview

Ancestry.com is the world’s largest online family history resource, with approximately 2.1 million paying subscribers around the world to its core Ancestry websites as of December 31, 2014. We believe that most people have a fundamental desire to understand who they are and from where they came. Our mission is to help everyone discover, preserve and share their family history.

The foundation of our service is an extensive collection of more than 15 billion historical records that we have digitized, indexed and added to our core Ancestry websites. We have developed and acquired efficient and proprietary systems for digitizing handwritten historical documents, and we have established relationships with national, state and local government archives, historical societies, religious institutions and private collectors of historical content around the world. These digital records and documents, combined with our proprietary online search technologies and tools, enable our subscribers to research their family history, build their family trees, upload their own records and make meaningful discoveries about the lives of their ancestors. Increasingly, subscriber discoveries are driven by our proprietary technology that provides “hints” of possible record matches to our subscribers. In 2014, approximately 1.2 billion hints were accepted by our subscribers. We believe we provide ongoing value to our subscribers by regularly adding new historical content, by enhancing our services and platforms with new tools and features, by improving the integration between our products and by enabling greater collaboration among our users through the growth of our global community.

Subscription revenues from our core Ancestry websites accounted for approximately 83% of total revenues for the year ended December 31, 2014. We generally offer each registered user a 14-day free trial, after which, unless cancelled, we charge the full subscription amount. Subscriptions automatically renew into the existing package and duration selected, unless cancelled.

We also operate a suite of family history products, which complement our core Ancestry websites. Our AncestryDNA service allows customers to not only discover their genetic ethnicity but, in combination with a subscription to a core Ancestry website, to also find relatives with a common ancestral match from amongst our global user base. We also offer other subscription-based services, such as Archives.com, Fold3.com and Newspapers.com. These products and services contribute toward acquiring new subscribers by allowing us to reach consumers with varying family history interests.

Business Strategy

Our goal is to remain the leading online resource for family history and to grow our worldwide subscriber base by offering a superior value proposition to anyone interested in learning more about their family history. In pursuit of our goal, we will continue to focus on the following objectives:

•	Strengthen our premium brand;

•	Further enhance our product and user experience;

•	Regularly add new content; and

•	Continue to expand our products and services globally.

We believe that continued focus on growing, expanding and enhancing our suite of family history brands and continued investments in television media and consumer marketing will allow us to strengthen our premium brand, increase awareness of the family history category and enhance our ability to acquire new subscribers. We also believe that investments in our product platform can make family history research easier, more enjoyable and more accessible by leveraging the latest technologies to transform the way people discover their family history. We also expect to continue to acquire new and relevant historical content and to promote the growth of user-generated content. Additionally, we expect to expand globally by growing our existing family history brands and product lines into new international markets.

Our Products

We offer a host of family history products and services that enable people to discover, preserve and share their family history in a personalized way, ranging from searching family history records on our subscription-based websites to helping people discover their detailed genetic ethnicity through advanced DNA testing services.

Core Ancestry Websites. Our core Ancestry websites consist of our flagship site, www.ancestry.com, and its affiliated international websites including, Ancestry.co.uk, Ancestry.com.au and Ancestry.ca, among others. Each core Ancestry website offers various subscription packages to collections of digitized historical records and user generated content, including family trees. Subscribers can efficiently search through our extensive and growing collection of global and specialized records covering a wide range of historical and cultural subject areas, including birth, marriage and death records, census records, immigration documents, photographs, maps, military records, personal narratives and newspapers and can then attach relevant records to individuals in their family trees. Subscribers can also communicate and collaborate with other members of the subscriber network.

AncestryDNA. AncestryDNA is an advanced DNA testing service that helps people discover their ethnic origins and to find family connections. AncestryDNA, in conjunction with a subscription to one of our core Ancestry websites, connects users whose DNA suggests they have ancestors in common. Subscribers are then able to view the family trees associated with the users to whom they are connected, which enables new discoveries and collaboration between members.

Archives.com. Archives.com is a family history website that makes discovering family history simple and affordable. Archives.com offers a differentiated service to a complementary segment of the family history market and access to approximately 4.5 billion historical records, including birth records, obituaries, immigration and passenger lists, historical newspapers and U.S. and U.K. censuses.

Fold3.com. Fold3.com is our website specializing in military records, including the stories, photos and personal documents of the men and women who served. Users are able to discover and share these records and, combined with their own documents, create an online memorial for someone who served.

AncestryProGenealogists. AncestryProGenealogists is our provider of professional genealogy services that offers customers dedicated, personal support for their family history research. These services range from record searches to the preparation of comprehensive family histories. Clients typically pay a per-hour rate for these services. In addition, AncestryProGenealogists conducts research that supports Ancestry’s marketing and public relations initiatives.

Newspapers.com. Newspapers.com is our website specializing in historical newspaper records with over 86 million pages of historical newspapers from across the United States and beyond. Newspapers provide a unique view of the past and help users understand and connect with the people, events and attitudes of an earlier time.

Family Tree Maker. Family Tree Maker is our family history desktop software, which allows users to synchronize their family trees between their desktop, our core Ancestry websites and mobile devices. Certain Family Tree Maker versions include a complimentary subscription to a core Ancestry website for a limited duration. Family Tree Maker is sold on Ancestry.com, other retail websites and in retail stores.

Find A Grave. Find A Grave is a free website for finding and researching the final resting places of famous individuals, family members and friends. The Find A Grave website provides a significant collection of burial information and images with more than 126 million grave records and 106 million photos.

Marketing and Advertising

Our marketing efforts are focused on three primary goals: promoting our brand and acquiring new customers; retaining existing customers; and converting registered users to paying customers.

Brand Marketing and Customer Acquisition. We pursue a multi-channel marketing and customer acquisition program that includes television and radio advertising, paid and organic search marketing, online display advertising, content marketing, promotions, sponsorships and affiliate programs. Through our advertising, we seek to increase brand and category awareness while attracting new customers. We actively manage our media mix with a goal of maximizing the efficiency of our marketing investment while effectively driving new customer growth.

Retention Marketing. Our retention marketing is focused on establishing and maintaining long-term relationships with our customers through personalized direct marketing, including on-site messaging and email and through our customer support. We seek to maximize retention and encourage customers to purchase additional products or services and to upgrade to premium products or services by delivering a superior customer experience and demonstrating ongoing value. We monitor subscription package and duration mix on our various websites, payment processing, cancellation reasons, customer engagement and overall customer satisfaction.

Conversion Marketing. Our conversion marketing efforts are focused on converting our registered users and site visitors into paying customers through on-site messaging, price optimization, email, targeted offers and compelling product features like record hinting on new and existing content collections and matches to other users’ family trees.

Product and Technologies

We have applied substantial resources to develop and maintain proprietary technologies designed to provide a rewarding experience and compelling value proposition to our subscribers. We believe our investments in these areas provide us with a significant competitive advantage, and we intend to continue developing and enhancing these proprietary technologies. Total technology and development expenses were $94.2 million and $85.7 million for the years ended December 31, 2014 and 2013, respectively, $0.6 million for the period from December 29, 2012 to December 31, 2012 and $77.5 million for the period from January 1, 2012 to December 28, 2012.

Vertical Search Engine. Historical documents can be difficult to search effectively using traditional search engines because of variations in names, changes in geographic boundaries and other factors. Our proprietary vertical search engine provides an innovative, technology-driven solution to the challenges created by the inherent difficulty of searching historical content. Our search solution focuses on structured and semi-structured records rather than free text search, automatically corrects for incomplete information and incorporates name, date and location proximity algorithms to make searching easier for our subscribers.

Hinting. Our proprietary record hinting technology performs an algorithmic analysis of users’ family trees and then suggests new records to help subscribers discover more information about their ancestors. We believe that these personalized hints can accelerate our subscribers’ research, thereby making them more successful and their experience more rewarding.

DNA. Our AncestryDNA service uses a microarray-based autosomal DNA test, which surveys a person’s entire genome at over 700,000 regions of their genetic code using DNA extracted from a saliva sample. We then leverage proprietary algorithms and DNA reference samples from around the world to predict a user’s ethnic origins. Our DNA technology also enables users to connect with groups of other users with whom they share DNA and with whom they share a common ancestor in their family tree.

Mobile. We believe that mobile technology is well-suited to provide a simple and convenient way for new users to get started in family history and to provide greater accessibility to existing subscribers. As such, we offer mobile apps for both iOS and Android on which registered users may create family trees for free or purchase monthly subscriptions for access to varying content sets. Additionally, subscribers may access their existing family trees, receive and evaluate hints, upload photos and collaborate with other members of our community.

Content Process and Technologies

Our extensive content offering includes a global collection of birth, marriage and death records, census records, immigration documents, photographs, maps, military records, personal narratives, newspapers and other collections that are accumulated on our websites. We regularly add new historical content so that our subscribers are able to continue making new discoveries in their family history research. In 2014, we added more than three billion records to our content collections, including over one billion new birth, marriage, death, census and church records from 67 different countries through our collaboration with FamilySearch. We primarily acquire content through the following methods:

Institutional Content. Institutional content represents content that we have acquired, digitized and indexed, including content we have acquired through business acquisitions.

•	Acquisition. We acquire the rights to historical records from national, state and local government archives, historical societies, religious institutions and private collectors of historical content around the world. We have built long-term relationships with these content partners, such as the United States National Archives and Records Administration, The National Archives of the United Kingdom and FamilySearch. We seek to maintain and extend our existing strategic relationships with these partners and to find new sources of unique family history content throughout the world. We believe our content collections and relationships provide us with a significant competitive advantage. We plan to continue to acquire new content and build new relationships on an ongoing basis to offer our users additional historical records for their research. We own most of the images in our databases, in most cases on a non-exclusive basis, though we generally do not own the underlying original historical documents.

•	Digitization. Working with historical documents is challenging because many source documents are handwritten or damaged, and many microfilm images are of poor quality. We have developed proprietary technologies and processes that have allowed us to efficiently handle and digitize hundreds of millions of documents that vary significantly in format and quality. We digitize content in our headquarters in Provo, Utah, in the Washington, D.C. area, in London, England and in multiple distributed locations around the world.

•	Indexing. We have invested significant resources in the indexing of records to make our content collection accessible and searchable for our subscribers. We outsource a significant portion of our indexing projects to vendors to transcribe handwritten documents to create indexes. We generally own the indexes that our vendors create. We have also developed proprietary algorithmic technologies that allow us to efficiently create fielded and searchable indexes for printed record sources, such as directories and electoral rolls.

User-Generated Content. Our registered users are a meaningful source of content, principally by creating family trees through their research. As of December 31, 2014, we have more than 60 million family trees containing more than 7 billion profiles on our websites. Individuals often have significant family records, photographs and stories that are of interest to others with common family history. Uploading these records not only preserves them from damage or destruction, but also makes them sharable and accessible globally to other subscribers of our core Ancestry websites. The publicly-shared family trees on our website can offer many subscribers a head start in their family history research. As of December 31, 2014, users have uploaded over 272 million pieces of content, such as photographs, written stories and scanned documents.

Other Content Sources. We also scan, or crawl, searchable external online resources for additional content that is then made accessible on our websites. Crawling content in this manner allows our core Ancestry websites to function as a genealogical search engine, providing users access to the full range of family history content on the web with the functionality of our core Ancestry websites’ proprietary tools and features. The source of the crawled content is attributed to the third parties from which the content is derived and can provide a valuable source of traffic to the websites of small archives, libraries, and family history societies around the world. Additionally, certain content collections from the FamilySearch website are available directly on our core Ancestry websites.

Operations

Substantially all of our communications, network and computer hardware used to operate our websites are co-located in a third-party facility in Salt Lake City, Utah. In addition, we utilize a combination of third-party, Internet-based or “cloud” computing services and off-site backup services in connection with our business operations and our disaster recovery systems. We have designed our websites to be highly available, secure and cost-effective using a variety of proprietary software, third-party services and freely available and commercially supported tools. We can scale to accommodate increasing numbers of registered users by adding relatively inexpensive industry-standard hardware. We use encryption technologies and certificates for secure transmission of personal information between users and our websites. Maintaining the integrity and security of our websites is critical, and we have a dedicated security team that promotes industry best practices and drives compliance with data security standards.

Competition

We face competition from a variety of sources including profit and non-profit entities, government agencies, genealogical societies and DNA testing providers. We expect our competition to grow through industry consolidation and the emergence of new participants in our existing markets. We generally compete on the basis of content, technology, ease of use, brand recognition, quality and breadth of products, service and support, price and the number of network users with whom other users can collaborate. Many external factors, including the cost of marketing, content acquisition, technology and our current and future competitors’ pricing and marketing strategies, can significantly affect our competitive strategies, including pricing. We believe that we compete favorably with respect to these factors, and that none of our competitors offers as broad an array of products and services or as compelling a value proposition to consumers interested in online family history research.

Our competitors may have greater resources, more well-established brand recognition or more sophisticated technologies, such as search algorithms, than we do. Additionally, our competitors may more easily obtain relevant records in domestic and international markets or offer new categories of content, products or services before we do, or at lower prices, which may give them a competitive advantage in attracting subscribers. Many of our competitors, such as FamilySearch, provide genealogical records free of charge. In addition to competition from outside sources, certain of our products, such as Archives.com, may compete with our core Ancestry websites for subscribers.

For further discussion refer to Item 1A. “Risk Factors – Risks Related to Our Business –We face competition from a number of different sources, some of which offer free content, and our failure to compete effectively could materially impact our revenues, results of operations and financial condition.”

Intellectual Property

We regard protection of our intellectual property, including content, as an important factor to our success. To protect our proprietary content and intellectual property, we rely on trademark, copyright, patent and trade secret protection laws and on contractual agreements with third parties. We rely primarily on trade secret and similar intellectual property laws to protect our search technology, software products and digitization and indexing processes. In the United States, we currently have several patents issued, including for digitization, indexing, storage, correlation, display of content and related to our AncestryDNA product, and we have additional patents pending. We own numerous trademark registrations for the trademarks for our products and services in the U.S. and internationally. Some of our trademarks contain words or terms having an arguably common usage and, as a result, may not be protectable under applicable law. Because of this concern, we have elected not to file applications with respect to certain of our trademarks, and some of our trademarks for which we have filed applications have encountered and may encounter obstacles.

While we possess intellectual property rights in aspects of our digital content databases, these content databases are not protected by any registered copyrights or other registered intellectual property or statutory rights. Our content databases are protected by user agreements that limit access to and use of our data. However, compliance with use restrictions is difficult to monitor, and our proprietary rights in these content databases may be more difficult to enforce or protect than other forms of intellectual property rights.

For further discussion refer to Item 1A. “Risk Factors – Risks Related to Intellectual Property.”

Employees

At December 31, 2014, we had 1,385 employees of whom 1,149 were employed full-time. None of our employees is covered by a collective bargaining agreement, except to the extent required by the laws of certain foreign jurisdictions. We have not experienced employment-related work stoppages, and we consider our employee relations to be good.

Financial Information about Segments and Geographic Areas

We are organized as, and operate in, a single segment. For financial information about our segment and our geographic areas, refer to Note 12 to the Consolidated Financial Statements included in this Annual Report.

Other Information

Our corporate headquarters are located at 360 West 4800 North, Provo, UT 84604, and our telephone number at that address is (801) 705-7000. Our corporate website address is http://corporate.ancestry.com, and our investor relations website is http://ir.ancestry.com. The following filings are available for download free of charge through our investor relations website after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports. The contents of our websites are not incorporated in, or otherwise to be regarded as part of, this Annual Report.

All of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other ownership-related filings are available on the SEC’s website at www.sec.gov.

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

We may have already engaged as subscribers substantially all of the total addressable market for family history services. If our efforts to retain existing and to attract new subscribers do not succeed, our number of subscribers could decline and our revenues may be materially adversely affected.

We generate substantially all of our revenues from subscriptions to our services, and we expect that we will continue to depend upon subscription revenues for substantially all of our revenues in the foreseeable future. We must continue to retain existing and to attract new subscribers both to grow our business and to replace subscribers who choose to cancel their subscriptions. We seek to do this in part by investing in existing and new product platforms, services and technologies, such as AncestryDNA, Archives.com and mobile, and by expanding to new markets. If consumers do not perceive our services to be reliable, valuable and of high quality, if we fail to sufficiently invest in our product platform, if we fail to regularly introduce new and improved services and more content, if we introduce new services that are not favorably received by the market, if we fail to adequately address public concern regarding privacy and data security, if consumer interest in online family history services declines, or if we find that we have already engaged as subscribers substantially all of the total addressable market for family history services, we may not be able to retain existing or to attract new subscribers and our revenues could be materially adversely affected. Subscribers choose to cancel their subscriptions for many personal reasons, including a desire to reduce discretionary spending, a perception that they do not have sufficient time to use the service or otherwise do not use the service sufficiently or customer service issues are not satisfactorily resolved.

The relative service levels, pricing and related features of competitors to our products and services, and the size of the family history market are some additional factors that may adversely impact our ability to retain existing subscribers and to attract new subscribers. Some of our current competitors provide genealogical records free of charge. Some governments or private organizations may make historical records available online at no cost to consumers, and some commercial entities could choose to make such records available on an advertising-supported basis rather than a subscription basis. In addition to competition from outside services, certain of our products, such as Archives.com, may compete with our core Ancestry websites for subscribers. If consumers are able to satisfy their family history research needs at no or lower cost, they may not perceive value in our higher priced products and services. Further, our number of subscribers may decrease as a result of a full penetration of the total addressable market for, or a declining interest in, family history research.

Any of these factors could cause our number of subscribers to fall, which could materially adversely impact our business, financial condition and results of operations. For example, our number of total subscribers decreased as of December 31, 2014 compared to December 31, 2013. Our total number of subscribers may continue to decline in future periods. If we are unable to effectively retain existing subscribers and to attract new subscribers or our number of subscribers further declines, our business, financial condition and results of operations could be materially adversely affected.

Our business may not grow or may contract, which could negatively affect our financial condition and results of operations.

While we have experienced periods of rapid growth in the past, our total number of subscribers decreased as of December 31, 2014 compared to December 31, 2013, and we do not expect rapid growth rates in future periods. As such, you should not rely on the growth of any prior year or other period as an indication of our future performance. If our business does not grow while we continue to devote substantial resources and funds to improving our existing or new technologies and product offerings, to continue acquiring new and relevant content and also to expanding awareness of our brand and category through marketing, our margins in the near term may be reduced. If our revenue growth rate were to further decline or become negative, it could materially adversely affect our financial condition and results of operations.

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

Consumers of internet-based services are increasingly converting to mobile platforms, and we have faced challenges in our efforts to provide users with a mobile experience that converts them to subscribers. If we are unable to provide our mobile users with access to the full range of our services, or adapt our products to other technological changes and subscriber needs for mobile platforms, we may not remain competitive and our business may decline.

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

Most mobile apps are downloaded from various service providers that charge us commissions on in-app sales of our services, but do not currently charge us fees or commissions for distribution of our mobile apps. If one or more of these service providers were to modify their terms of service or other policies to increase their commission fee on in-app purchases, begin to impose fees or commissions upon us in connection with their distribution of our mobile apps or prohibit us from distributing our mobile apps on their platforms, we may be unable to attract on a cost-effective basis a similar number of new registered users that we can convert to subscribers, which could materially affect our financial condition and results of operations.

Products or technologies we invest in or develop could be costly, may not be well received by the market and may not ultimately drive growth in our business.

As part of our business strategy, we have made and will continue to make significant investments in the development or acquisition of new products and technologies, such as our AncestryDNA service. There is no assurance that new products or technologies will positively contribute to our results of operations in the future. Our existing subscribers may not find the products that we offer as a result of these investments to be attractive, or they may not succeed in enticing new subscribers. Acquiring or launching new products and technologies may demand a disproportionate amount of management’s attention, and distract them from their focus on our existing offerings. If acquisitions or new product launches, such as AncestryDNA or a health website, are unsuccessful, our brand and reputation, our results of operations, financial condition and key metrics, such as net subscriber additions, may be materially adversely affected. We may not be successful in addressing these risks or any other problems encountered in connection with our investments.

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

Developing or acquiring the technologies for our products entails significant technical and business risks. We may use new or acquired technologies ineffectively, or we may fail to adapt our products and services to the demands of our subscribers. If we face material delays in introducing new or enhanced solutions, our subscribers may forego the use of our solutions in favor of those of our competitors.

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

Our future profitability, as well as the maintenance and enhancement of our brands, will depend in large part on the effectiveness and efficiency of our marketing and advertising expenditures, which are significant. We use a diverse mix of marketing and advertising programs to promote our products and services, and we periodically adjust our mix of these programs. Significant increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expense or cause us to choose less effective marketing and advertising channels. We have experienced price increases in some of our marketing and advertising channels. Television advertising comprises a large percentage of our marketing and advertising expense, which may have significantly higher costs than other channels and which could materially adversely affect our profitability. Further, we may over time become disproportionately reliant on one channel or partner, which could increase our operating expenses. Because we recognize revenues ratably over the subscription period, we have incurred and may in the future incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenues associated with such expenses, and our marketing and advertising expenditures may not result in increased revenues. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace existing marketing and advertising channels with similarly effective channels, our marketing and advertising expenses could increase substantially, our subscriber levels could be affected adversely, and our business, financial condition and results of operations may suffer. In addition, we may be required to incur significantly higher marketing and advertising expenses than we currently anticipate if excessive numbers of subscribers cancel our services or for other reasons. Our expanded marketing efforts may increase our subscriber acquisition cost, as additional expenses may not result in sufficient subscriber growth to offset cost, which would have an adverse effect on our business, financial condition and results of operations.

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

Our core Ancestry websites and our other products and services face competition from:

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

In addition, if regulators or third-party businesses imposed new requirements regarding charging our subscribers recurring subscription fees, such new regulations could materially adversely affect our revenues, financial condition and results of operations.

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

To execute our business plan, we must attract and retain highly-qualified personnel. Competition for these employees is intense, particularly for skilled engineers, and we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock-based awards they may receive in connection with their employment and may be concerned about the value and liquidity of the stock-based awards we offer. When adding staff, we may not make optimal hiring decisions or may not integrate personnel effectively. Additions to personnel may increase our cost base, which could make it more difficult to decrease expenses in the short term. If we fail to attract and effectively integrate new personnel, or fail to retain and motivate our current personnel, our business and future prospects could be materially adversely affected.

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

Cyber-attacks, continued service outages or significant disruptions in service on our websites or in our computer systems, which are currently hosted primarily by a single third party, could damage our reputation and result in a loss of subscribers, which would harm our business and operating results.

Our brand, reputation and ability to attract, retain and serve our subscribers depend upon the reliable performance of our websites, network infrastructure, content delivery processes and payment systems. We have experienced interruptions in these systems in the past, including server failures and electronic attacks that temporarily slowed down our websites’ performance and users’ access to content, or made our websites inaccessible, and we may experience network security breaches or other interruptions in the future. We have experienced “distributed-denial-of-service” and other attacks in the past that have caused our systems to respond slowly or be inaccessible. Our efforts to fix these disruptions may redirect resources from product development or other business initiatives and may not result in lasting benefits. Rapid advances in technology may prevent us from anticipating all potential security threats or promptly identifying all security breaches, and the limits and costs of technology, skills and manpower could prevent us from adequately addressing these threats. Interruptions in these systems, whether due to system failures, computer viruses, worms, malicious software programs or physical or electronic attacks or break-ins, could affect the security or availability of our websites and prevent our subscribers from accessing our data and using our products and services. Problems with the reliability or security of our systems may cause shutdowns or service disruptions, harm our reputation, result in regulatory penalties or litigation, impair our ability to attract new subscribers and cause subscribers to cancel, and the cost of remedying these problems and improving cyber defense systems could negatively affect our business, financial condition and results of operations.

Substantially all of our communications, network and computer hardware used to operate our websites are co-located in a third-party facility in Salt Lake City, Utah. We do not own or control the operation of this facility. We also store certain data in a third-party facility in Ireland. We also use third-party off-site backup services, and we have disaster recovery plans in place. Our disaster recovery plans are not fully redundant to our facility in Utah. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of the foregoing events at one or more facilities could result in reduced functionality or interruption of our websites, damage to our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur. A network or communications failure or interruption of our system could also result in our customers losing access to or experiencing reduced functionality of our websites.

In addition, we utilize third-party Internet-based or “cloud” computing services in connection with our business operations, including with our DNA testing services, our credit card processing and our disaster recovery systems. Cloud computing services are vulnerable to the same disruptions, attacks and break-ins as our co-located systems and facilities, but we may have reduced visibility of the potential vulnerabilities of cloud computing services. Disruptions of the cloud computing services we use may result in customers losing access or in reduced functionality of our websites. Problems faced by our third-party web hosting provider, with telecommunications network providers or with the systems by which these providers allocate capacity among their customers, including us, could adversely affect the experience of our subscribers. Our third-party web hosting providers, including our co-located facilities and the cloud computing services that we use, could decide to stop providing services to us without adequate notice. In addition, any financial difficulties, such as bankruptcy reorganization, faced by our third-party web hosting providers or any other service providers may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our third-party web hosting providers are unable to keep up with our growing needs for capacity, this could have a material adverse effect on our business. Any errors, defects, disruptions or other performance problems with our services could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

We face many risks associated with our plans to continue to expand our international offerings and marketing and advertising efforts, which could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2014, approximately 30% of subscribers to our core Ancestry websites were from locations outside the United States. We are subject to many of the risks of doing business internationally, including the following:

•	exposure to foreign currency exchange rate fluctuations;

•	compliance with foreign laws and the interpretation of those laws, including tax, employment, and anti-bribery laws and regulations pertaining to the sale and use of genetic information;

•	compliance with changing and conflicting legal and regulatory regimes;

•	compliance with U.S. laws affecting operations outside of the United States, including the Foreign Corrupt Practices Act;

•	compliance with varying and conflicting intellectual property laws;

•	difficulties in staffing and managing international operations;

•	prevention of business or user fraud; and

•	implementation and maintenance of effective internal controls and processes across diverse operations and a dispersed employee base.

We anticipate that our continuing international expansion, including the international launch of AncestryDNA in 2015, will entail increased marketing and advertising of our products, services and brands, the development of localized websites and products throughout our geographical markets and increased costs associated with the compliance with the varying regulatory environments in the international markets that we have and may expand into. We may not succeed in these efforts or achieve our subscriber acquisition or other goals. For some international markets, customer preferences and buying behaviors may be different than those in our current markets, and we may use business models that are different from our traditional subscription models. Our revenues from new foreign markets may not exceed the costs of acquiring, establishing, marketing and maintaining international offerings, and therefore may not be profitable on a sustained basis, if at all. The risks of international expansion include:

•	difficulties in developing and marketing our offerings and brands as a result of distance, language and cultural differences;

•	more stringent consumer, data and privacy protection laws;

•	inability to effectively deal with local socio-economic and political conditions;

•	technical difficulties and costs associated with the localization of our service offerings;

•	strong local competitors; and

•	lack of experience in certain geographical markets.

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

As part of our business strategy, we have engaged and may in the future engage in acquisitions of businesses to augment our organic or internal growth. While we have engaged in acquisitions in the past, our experience with integrating and managing acquired businesses is still limited. Acquisitions involve challenges and risks in negotiation, execution, valuation and integration. Moreover, we may not be able to find suitable acquisition opportunities on terms that are acceptable to us or if we do, we may be delayed or unsuccessful in completing the transaction. We could assume the economic risks of such failed or unsuccessful acquisitions. Even if successfully negotiated, closed and integrated, certain acquisitions may not advance our business strategy, may fall short of expected return-on-investment targets or may fail. In addition, we may be exposed to unknown or unanticipated costs and liabilities, including litigation, against the companies we acquire. Any future acquisition could involve the aforementioned or numerous other risks and we may not be successful in addressing these risks or any other problems encountered in connection with any attempted acquisitions. Our failure to address these risks or other problems could cause us to fail to realize the anticipated benefits of such acquisitions and could have a material adverse effect on our business, financial condition and results of operations.

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

As part of our business, we make biographical and historical data available through our websites, we use registered users’ personal data for internal purposes and we host websites and message boards, among other things, that contain content supplied by third parties. In addition, in connection with our AncestryDNA testing services, we obtain biological DNA samples used for genetic testing. For privacy or security reasons, privacy groups, governmental agencies and individuals may seek to restrict or prevent our use or publication of certain biological or historical information pertaining to individuals, particularly living persons. Because most of our genetic testing of DNA samples is outsourced to third-party service providers, we have less control over privacy and security measures. If our third-party DNA testing providers fail to comply with privacy and security standards, as required pursuant to the terms of our agreements with such providers, this could have a material adverse effect on our business, financial condition and results of operations. We also face additional privacy issues as we expand into other international markets, as many nations have privacy protections more stringent than those in the United States, particularly in Europe where privacy laws continue to become more expansive. The protection of consumer privacy has also increasingly become a focus of U.S. regulators, and the impact of recent and potential future enhanced privacy protections in the United States is uncertain. We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Increased domestic or international regulation of data utilization and distribution practices, including self-regulation, could require us to modify our operations and incur significant expense, which could have a material adverse effect on our business, financial condition and results of operations. If our users’ private content were to become publicly available or, if third parties were able to gain unauthorized access to such content, in particular the new DNA testing information, we may face liability and harm to our brand and reputation.

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

We and our vendors use commercially available encryption technology to transmit personal information when taking orders. We use security and business controls to limit access and use of personal information, including registered users’ uploaded content. However, third parties may be able to circumvent these security and business measures, including by developing and deploying viruses, worms and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks. In addition, employee error, vendor error, malfeasance or other errors in the storage, use or transmission of personal information could result in data loss, theft of subscriber information or a breach of registered user or employee privacy.

There can be no assurances that we will be able to continue to operate our facilities and customer service and sales operations in accordance with industry practices, such as Payment Card Industry Data Security Standards. Even if we remain compliant with those standards, we may not be able to prevent security breaches involving customer data. If we experience a security breach or other lapse in the handling of confidential information, the incident could give rise to risks including data loss, litigation and liability, and could harm our reputation or disrupt our operations, any of which could materially adversely affect our business. In addition, various states and countries have differing laws regarding protection of customer privacy and confidential information, including notification requirements in the event of certain breaches or losses of information. Privacy laws continue to become more far-reaching, particularly in Europe, and consumer privacy has also become an area of enhanced focus in the United States. The impact of expanded laws and regulatory action is still uncertain and we may be required to adapt quickly to changes in the regulatory landscape. Efforts to comply with these laws and regulations increase our costs of doing business, and failure to achieve compliance could result in substantial liability to our business and harm our reputation. In the event of a security breach or loss of confidential information, we could be subject to fines, penalties, damages and other remedies under applicable laws, any of which could have a material adverse impact on our reputation, business, operating results and financial condition.

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

If government regulation of the Internet or other areas of our business changes, we may need to change the way we conduct our business in a manner that is less profitable or incur greater operating expenses, which could harm our results of operations.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business opportunities, including developing new features and products or enhancing our existing solutions, improving our operating infrastructure or acquiring complementary businesses and technologies. Our Revolving Facility, which provides for $50.0 million of borrowings, may not be sufficient for our needs. Accordingly, we and/or our parent entities (“the Ancestry Group”) may engage in debt financing to secure additional funds; however, we may not be able to obtain additional financing on terms favorable to us, if at all. For example, our Second Amended Credit Facility, and the indentures governing the Notes and the PIK Notes contain restrictive covenants relating to capital-raising activities by us and our direct parent, Ancestry.com Holdings LLC (“Holdings LLC”), and other financial and operational matters, and any debt financing obtained by us or our parent entities in the Ancestry Group in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to grow our business and to respond to business challenges could be significantly impaired, and our business may be materially harmed.

We face risks associated with currency exchange rate fluctuations, which could adversely affect our revenues and operating results.

For the year ended December 31, 2014, approximately 20% of our total revenues earned and approximately 6% of our total expenses incurred were in currencies other than the United States dollar, such as the British pound sterling, the Australian dollar, the Canadian dollar and the Euro. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the United States dollar, which could affect our revenues and results of operations. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues, operating expenses and net income. We may not be able to offset adverse foreign currency impact with increased subscription pricing or volume. We attempt to limit our exposure by paying our operating expenses incurred in foreign jurisdictions with revenues received in the applicable currency, but if we do not have enough local currency to pay all our expenses in that currency, we are exposed to currency exchange rate risk with respect to those expenses. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

We have and may become party to various legal proceedings and other claims that arise in the ordinary course of business, or otherwise in the future. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. In addition, any such claims or litigation may be time-consuming and costly, divert management resources, require us to change our products and services, require us to accept returns of software products or have other adverse effects on our business. While we cannot assure the ultimate outcome of any legal proceeding or contingency in which we are or may become involved, we do not believe that any pending legal claim or proceeding arising in the ordinary course will be resolved in a manner that would have a material adverse effect on our business. However, if one or more of these legal matters resulted in an adverse monetary judgment against us, such a judgment could have a material adverse effect on our results of operations and financial condition. See also the risk factor “Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our websites, content indexes, and marketing and advertising activities” below. Please refer to Item 3 of Part I for more information about the Company’s current legal proceedings.

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

We have substantial debt, totaling approximately $884.5 million as of December 31, 2014, consisting of approximately $584.5 million under our Second Amended Credit Facility which matures in 2018 and $300 million in Notes which mature in 2020, and as a result, we have significant debt service obligations. We also have the ability to borrow up to $50.0 million under the Revolving Facility. Our substantial level of debt and debt service obligations as well as our intention to pay distributions to our parent related to the PIK Notes could have important consequences including:

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

Our direct parent, Holdings LLC, has issued $400.0 million in senior unsecured PIK Notes. In addition to servicing our debt, we intend to pay distributions to Holdings LLC related to the PIK Notes, which may exacerbate the risks associated with our debt under the Second Amended Credit Facility and the Notes.

Our direct parent, Holdings LLC, has issued a total of $400.0 million of 9.625%/10.375% senior unsecured PIK Notes, which mature on October 15, 2018. Holdings LLC is a holding company with no material operations and limited assets other than its ownership of the membership interests of Ancestry.com LLC. While covenants in our Second Amended Credit Facility and the indenture governing the Notes limit the amount of cash that we are able to distribute to our parent companies, to the extent cash is available, we intend to pay distributions to Holdings LLC related to the PIK Notes. Paying cash distributions to our parent will reduce the amount of cash available to pay our debt obligations. Paying cash distributions to our parent could also compound the consequences and risks of our debt and could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under the Second Amended Credit Facility and the Notes.

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

Our Second Amended Credit Facility and the indentures governing the Notes and PIK Notes each contain, and the terms of any of our future debt would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. For example, the credit agreement governing our Second Amended Credit Facility and the indentures governing the Notes and PIK Notes restrict our and our subsidiaries’ ability to:

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

The Notes and the related guarantees are unsecured. This means they are effectively subordinated in right of payment to all of our and the guarantors’ secured debt, including our Second Amended Credit Facility, to the extent of the value of the assets securing that debt. Loans under our Second Amended Credit Facility are secured by substantially all of our and the guarantors’ assets (subject to certain exceptions). As of December 31, 2014, we had approximately $452.5 million and $132.0 million outstanding under the Amended Term B-1 Loan and Amended Term B-2 Loan, respectively; and $50.0 million of availability under the Revolving Facility. Furthermore, the indenture governing the Notes allows us to incur additional secured debt. See Note 7 in our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” for a further description of the terms of the Second Amended Credit Facility.

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

Certain of our existing or future foreign subsidiaries do not guarantee the Notes, and only the Company and all of the Company’s direct and indirect existing and future restricted subsidiaries (except excluded subsidiaries) that guarantee any indebtedness of Ancestry.com Inc. or any guarantor, or incur indebtedness under a credit facility, in each case, subject to certain exceptions, guarantee the Notes. This means the Notes are structurally subordinated to the debt and other liabilities of these non-guarantor subsidiaries. As of December 31, 2014, our non-guarantor subsidiaries had no debt outstanding (excluding intercompany debt). Our non-guarantor subsidiaries may, in the future, incur substantial additional liabilities, including debt. Furthermore, we may, under certain circumstances described in the indenture governing the Notes, designate subsidiaries to be unrestricted subsidiaries, and any subsidiary that is designated as unrestricted will not guarantee the Notes. In the event of our non-guarantor subsidiaries’ bankruptcy, insolvency, liquidation, dissolution, reorganization or similar proceeding, the assets of those non-guarantor subsidiaries will not be available to pay obligations on the Notes until after all of the liabilities (including trade payables) of those non-guarantor subsidiaries have been paid in full.

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

Our future success and competitive position depend in part on our ability to protect our proprietary technologies and intellectual property. We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as on the protections afforded by trademark, copyright, patent and trade secret law, to protect our proprietary technologies and intellectual property. Because certain of our trademarks contain words or terms that have an arguably common usage, we may have difficulty registering them in certain jurisdictions. Although we possess intellectual property rights in some aspects of our digital content, search technology, software products and digitization and indexing processes, our digital content is not protected by any registered copyrights or other registered intellectual property or statutory rights. Rather, our digital content is protected by user agreements that limit access to and use of our data, as well as by certain proprietary and non-proprietary technology and software. However, compliance with the use restrictions is difficult to monitor, and any technology or software that we deploy to protect our digital content may prove to be inadequate for such purpose. In addition, our proprietary rights in our digital content databases may be more difficult to enforce than other forms of intellectual property rights.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our corporate headquarters are located in Provo, Utah, where we lease approximately 120,000 square feet of space. The term of this lease expires in May 2016. In 2012, we began to occupy office space of approximately 57,000 square feet in San Francisco, California under a lease that expires in 2019. We also maintain smaller offices in other U.S. locations and internationally in Ireland, the United Kingdom and in other countries under leases that expire at varying times from 2015 through 2022.

In January 2015, we entered into an operating lease agreement for our new corporate headquarters to be constructed in Lehi, Utah. We anticipate leasing approximately 135,000 square feet, with the right to expand in the same buildings. We expect to occupy the premises beginning in mid-2016. The lease has a ten-year initial term, with the right to extend the lease for up to two additional five-year terms.

Our Ancestry.com websites are hosted on hardware and software co-located at a third-party facility in Salt Lake City, Utah. We believe that our contracted space for our hardware and software at this facility is both suitable and adequate for our current development plans and our anticipated growth. Our Salt Lake City contract expires at the end of 2015. We are transitioning our disaster recovery resources at a third-party facility in Denver, Colorado to the cloud.

Item 3. Legal Proceedings

Appraisal Litigation (In re: Appraisal of Ancestry.com Inc.)

On October 21, 2012, the Predecessor entered into a definitive merger agreement with Global Generations Merger Sub Inc. and its parent company, Ancestry US Holdings Inc. (“Holdings”), to acquire the Predecessor for $32.00 per share of common stock (the “Merger”).

Following the consummation of the Merger, three former shareholders, who, combined, owned approximately 1.4 million shares of our Predecessor’s common stock, instituted two separate appraisal proceedings in the Court of Chancery of the State of Delaware pursuant to Del. C. § 262: Merion Capital, L.P. v. Ancestry.com, Inc. (C.A. No. 8173) and Merlin Partners LP et al. v. Ancestry.com Inc. (C.A. No. 8175). The two appraisal petitions alleged that the $32 per share price paid to our Predecessor’s shareholders in the Merger did not represent the fair value of the Company on the date the Merger was consummated. On June 24, 2013, the Court consolidated the two pending appraisal proceedings as In re: Appraisal of Ancestry.com Inc. On February 9, 2015, the Court issued an order directing us to pay the fair value of $32 per share plus interest from the closing of the Merger through the date of payment. Therefore, on February 9, 2015, we paid a total of $51.1 million which included releasing $45.3 million of restricted cash for the fair value of $32 per share plus $5.8 million for accrued interest.

General

As part of the acquisition of Archives.com from Inflection LLC, completed in August 2012, a Marketing Agreement between Inflection LLC and Z-CORP dba OneGreatFamily.com (“OGF”) was assigned to Ancestry.com Operations Inc. On or about October 10, 2014, OGF initiated a proceeding in the Fourth Judicial District Court of the State of Utah against Ancestry.com Inc. and Ancestry.com Operations Inc., which is captioned Z-CORP et al. v. Ancestry.com Inc. et al. (Civil No. 140401466). In regards to the assigned Marketing Agreement, the complaint alleges breach of contract, breach of implied covenant of good faith and fair dealing, conversion and intentional interference with prospective economic relations with alleged damages totaling over $30 million and punitive damages. We believe that we have substantial defenses to the claims asserted by OGF, and on or about November 13, 2014 Ancestry.com filed a motion to dismiss the complaint in its entirety, for failing to state claims upon which relief may be granted. The motion has been fully briefed, and oral argument on the motion has been requested. The Court will hear oral arguments on the motion to dismiss on March 9, 2015. Based on our current knowledge, we do not believe that a loss, if any, arising from this matter should have a material adverse effect on our consolidated financial position.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common interests are privately held; as such there is no established public trading market for our common interests.

Holders

As of February 19, 2015, all of the common interests of Ancestry.com LLC were owned by our parent company, Ancestry.com Holdings LLC (“Holdings LLC”). Holdings LLC is a holding company with no material operations and limited assets other than its ownership of the membership interests of Ancestry.com LLC.

Dividends

In 2014, we declared and paid our parent, Holdings LLC, return-of-capital distributions of $37.6 million to pay accumulated interest on $400.0 million of senior unsecured payment-in-kind toggle notes due October 15, 2018 (the “PIK Notes”).

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

Covenants contained in the Second Amended Credit Facility and the indenture governing the Notes restrict the payment of cash dividends or distributions. While not required, we intend to make future distributions to Holdings LLC related to the PIK Notes, provided that such distributions are permitted under the covenants of the Second Amended Credit Facility and the Notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” and Note 7 “Debt” in the Notes to the Consolidated Financial Statements included in this Annual Report.

Item 6. Selected Financial Data

We operated as Ancestry.com Inc. (the “Predecessor”) until December 28, 2012 when a company controlled by Permira funds and co-investors (the “Sponsors”) acquired the Predecessor (the “Transaction”). As a result, our fiscal year 2012 is divided into a Successor period from December 29, 2012 to December 31, 2012 and a Predecessor period from January 1, 2012 to December 28, 2012. The following tables summarize selected consolidated historical financial and operating data for the periods indicated. The summarized Consolidated Balance Sheet data is presented for the Successor periods as of December 31, 2014, 2013 and 2012 and the Predecessor periods as of December 31, 2011 and 2010. The summarized Consolidated Statements of Operations data presented below for the Successor years ended December 31, 2014 and 2013, the Successor period from December 29, 2012 to December 31, 2012, the Predecessor period from January 1, 2012 to December 28, 2012 and the Predecessor years ended December 31, 2011and 2010 have been derived from our Consolidated Financial Statements, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. Due to the Transaction, the results of the Successor are not comparable with the results of the Predecessor. You should read the selected consolidated financial data presented on the following pages in conjunction with our Consolidated Financial Statements and related Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Successor			Predecessor (1)
	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$108,494	$86,554	$35,651	$48,998	$65,519
Total assets	1,752,471	1,904,742	2,077,454	493,849	522,186
Deferred revenues	145,010	137,864	116,953	108,654	89,301
Long-term obligations(2)	872,237	906,380	943,312	10,429	498
Total liabilities	1,256,744	1,364,045	1,468,108	183,340	158,319
Total member’s interests/stockholders’ equity(3)	495,727	540,697	609,346	310,509	363,867

(1)	We operated as the Predecessor until December 28, 2012 when a company controlled by the Sponsors acquired the Predecessor. As a result of the Transaction, the balance sheet data presented is not comparable between the Predecessor and Successor periods.
(2)	Long-term obligations includes the current and long-term portions of debt outstanding in the years presented, and the amounts payable under capital lease obligations as of December 31, 2012, 2011 and 2010. Long-term obligations does not include $400 million in senior unsecured PIK Notes issued by our parent company, Holdings LLC. While not required, Ancestry.com LLC intends to make distributions to its parent related to the PIK Notes.
(3)	In connection with the Transaction, we were recapitalized. As a result, the capital structure of our Predecessor is not comparable to that of the Successor.

	Successor			Predecessor (1)
	Year Ended December 31,(2)		Period from	Period from	Year Ended December 31,
	2014	2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	2011	2010
	(in thousands)
Operations Data:
Subscription revenues	$553,810	$499,557	$3,194	$451,744	$377,364	$281,670
Product and other revenues	65,734	40,834	264	31,883	22,297	19,261
Total revenues	619,544	540,391	3,458	483,627	399,661	300,931
Total cost of revenues	139,553	115,442	823	85,903	66,508	52,107
Total operating expenses	471,409	471,710	105,904	285,235	237,687	188,218
Income (loss) from operations	8,582	(46,761)	(103,269)	112,489	95,466	60,606
Net income (loss)	(18,728)	(79,700)	(72,675)	70,789	62,895	36,845

(1)	We operated as the Predecessor until December 28, 2012 when a company controlled by the Sponsors acquired the Predecessor. As a result, our fiscal year 2012 is divided into a Successor period from December 29, 2012 to December 31, 2012 and a Predecessor period from January 1, 2012 to December 28, 2012. Operational data presented for the Successor and Predecessor periods is not necessarily comparable due to the Transaction.
(2)	Income from operations and net loss for the year ended December 31, 2014 include $10.6 million of accrued interest to be paid on restricted cash held pending resolution of the shareholder appraisal litigation, professional service fees related to litigation and costs associated with the return-of-capital distribution paid in February 2014 by our parent company, Holdings LLC. Loss from operations and net loss for the year ended December 31, 2013 include $5.6 million of professional services related to litigation, reorganizing our corporate structure, registering the Notes with the SEC, costs associated with the return-of-capital distribution paid in September 2013 by our parent company, Holdings LLC, and costs related to the settlement of litigation.

	Successor			Predecessor(1)
	Year Ended December 31,		Period from	Period from	Year Ended December 31,
	2014	2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	2011	2010
	(in thousands)
Other Financial Data:
Non-GAAP revenues (2)	$619,544	$561,506	$4,008	$483,627	$399,661	$300,931
Adjusted EBITDA(3)	214,839	211,583	1,233	177,592	144,807	100,974
Free cash flow(4)	93,668	132,920	1,233	104,754	106,355	60,359

(1)	We operated as the Predecessor until December 28, 2012 when a company controlled by the Sponsors acquired the Predecessor. As a result, our fiscal year 2012 is divided into a Successor period from December 29, 2012 to December 31, 2012 and a Predecessor period from January 1, 2012 to December 28, 2012. Operational data presented for the Successor and Predecessor periods is not necessarily comparable due to the Transaction.
(2)	Non-GAAP revenues. We define non-GAAP revenues as the revenues that would have been recognized, except for the write-down of deferred revenue to fair value as a result of the application of purchase accounting for the Transaction. Non-GAAP revenues is calculated as total revenues plus the effects of non-cash adjustments to revenue from purchase accounting.
(3)	Adjusted EBITDA. We define adjusted EBITDA as net income (loss) plus non-cash adjustments to revenue from purchase accounting, interest expense, net; other (income) expense, net; income tax expense (benefit); non-cash charges including depreciation, amortization and stock-based compensation expense; and expenses associated with the Transaction.
(4)	Free cash flow. We define free cash flow as net income (loss) plus non-cash adjustments to revenue from purchase accounting, interest expense, net; other (income) expense, net; income tax expense (benefit); non-cash charges including depreciation, amortization and stock-based compensation expense; and expenses associated with the Transaction; and minus capitalization of content databases, purchases of property and equipment and cash received (paid) for income taxes and interest.

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

Some of these limitations are:

•	non-GAAP revenues does not include the impact of purchase accounting adjustments, which are intended to reflect the fair value of the recognized deferred revenue at the date of the Transaction;

•	adjusted EBITDA and free cash flow do not reflect our future requirements for contractual commitments;

•	adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures;

•	adjusted EBITDA and free cash flow do not reflect changes in, or cash requirements for, our working capital;

•	adjusted EBITDA does not reflect interest income or interest expense;

•	adjusted EBITDA does not reflect cash requirements for income taxes;

•	adjusted EBITDA and free cash flow do not reflect the non-cash component of employee compensation;

•	although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	other companies in our industry may calculate adjusted EBITDA or free cash flow or similarly titled measures differently than we do, limiting their usefulness as comparative measures.

The following table presents a reconciliation of non-GAAP revenues to total revenues, the most comparable GAAP measure, for each of the periods identified.

	Successor			Predecessor(1)
	Year Ended December 31,		Period from	Period from	Year Ended December 31,
	2014	2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	2011	2010
	(in thousands)
Reconciliation of Non-GAAP revenues to total revenues
Total revenues	$619,544	$540,391	$3,458	$483,627	$399,661	$300,931
Non-cash revenue adjustment (2)	—	21,115	550	—	—	—

Non-GAAP revenues	$619,544	$561,506	$4,008	$483,627	$399,661	$300,931

(1)	We operated as the Predecessor until December 28, 2012 when a company controlled by the Sponsors acquired the Predecessor. As a result, our fiscal year 2012 is divided into a Successor period from December 29, 2012 to December 31, 2012 and a Predecessor period from January 1, 2012 to December 28, 2012. Operational data presented for the Successor and Predecessor periods is not necessarily comparable due to the Transaction.
(2)	Represents non-cash adjustments to revenue or the revenues that would have been recognized, except for the write-down of deferred revenue to fair value as a result of the application of purchase accounting for the Transaction.

The following table presents a reconciliation of our adjusted EBITDA and free cash flow to net income (loss), the most comparable GAAP measure, for each of the periods identified.

	Successor			Predecessor(1)
	Year Ended December 31,(2)		Period from	Period from	Year Ended December 31,
	2014	2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	2011	2010
				(in thousands)
Reconciliation of adjusted EBITDA and free cash flow to net income (loss):
Net income (loss)	$(18,728)	$(79,700)	$(72,675)	$70,789	$62,895	$36,845
Non-cash revenue adjustment (3)	—	21,115	550	—	—	—
Interest expense, net	69,680	97,837	730	1,065	589	4,697
Other (income) expense, net	368	655	—	(742)	637	(439)
Income tax expense (benefit)	(42,738)	(65,553)	(31,324)	41,377	31,345	19,503
Depreciation	21,498	16,931	—	14,699	13,450	11,773
Amortization	176,755	211,974	1,688	27,879	25,916	23,526
Stock-based compensation expense	8,004	8,324	—	15,421	9,975	5,069
Transaction-related expenses (4)	—	—	102,264	7,104	—	—

Adjusted EBITDA	$214,839	$211,583	$1,233	$177,592	$144,807	$100,974

Capitalization of content databases	(37,566)	(22,239)	—	(23,538)	(20,408)	(13,874)
Purchases of property and equipment	(21,821)	(26,714)	—	(20,776)	(13,895)	(12,968)
Cash paid for interest	(60,450)	(70,311)	—	(1,368)	(466)	(2,645)
Cash received (paid) for income taxes	(1,334)	40,601	—	(27,156)	(3,683)	(11,128)

Free cash flow (5)	$93,668	$132,920	$1,233	$104,754	$106,355	$60,359

(1)	We operated as the Predecessor until December 28, 2012 when a company controlled by the Sponsors acquired the Predecessor. As a result, our fiscal year 2012 is divided into a Successor period from December 29, 2012 to December 31, 2012 and a Predecessor period from January 1, 2012 to December 28, 2012. Operational data presented for the Successor and Predecessor periods is not necessarily comparable due to the Transaction.
(2)	Net loss and therefore adjusted EBITDA and free cash flow for the twelve months ended December 31, 2014 include $10.6 million of accrued interest to be paid on restricted cash held pending resolution of the shareholder appraisal litigation, professional service fees related to litigation and costs associated with the return-of-capital distribution paid in February 2014 by our parent company, Holdings LLC. Net loss and therefore adjusted EBITDA and free cash flow for the twelve months ended December 31, 2013 include $5.6 million of professional services related to litigation, reorganizing our corporate structure, registering our existing Notes with the SEC, costs associated with the return-of-capital distribution paid in September 2013 by our parent company, Holdings LLC, and costs related to the settlement of litigation.
(3)	Represents non-cash adjustments to revenue or the revenues that would have been recognized, except for the write-down of deferred revenue to fair value as a result of the application of purchase accounting for the Transaction.
(4)	Transaction-related expenses for the period from December 29, 2012 to December 31, 2012 include $53.1 million of stock-based compensation expense due to the acceleration of vesting for outstanding Predecessor stock-based awards upon closing of the Transaction.
(5)	Free cash flow for the twelve months ended December 31, 2014 does not include $37.6 million for distributions paid to our parent company, Holdings LLC, to pay accumulated interest on its PIK Notes.

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

Company Overview

Ancestry.com is the world’s largest online family history resource, with approximately 2.1 million paying subscribers around the world to its core Ancestry websites, including its flagship site www.ancestry.com and its Ancestry international websites, as of December 31, 2014. We believe that most people have a fundamental desire to understand who they are and from where they came. Our mission is to help everyone discover, preserve and share their family history.

The foundation of our service is an extensive collection of more than 15 billion historical records that we have digitized, indexed and added to our core Ancestry websites. We have developed and acquired efficient and proprietary systems for digitizing handwritten historical documents, and we have established relationships with national, state and local government archives, historical societies, religious institutions and private collectors of historical content around the world. These digital records and documents, combined with our proprietary online search technologies and tools, enable our subscribers to research their family history, build their family trees, upload their own records and make meaningful discoveries about the lives of their ancestors. Increasingly, subscriber discoveries are driven by our proprietary technology that provides “hints” of possible record matches to our subscribers. In 2014, approximately 1.2 billion hints were accepted by our subscribers. We believe we provide ongoing value to our subscribers by regularly adding new historical content, by enhancing our services and platforms with new tools and features, by improving the integration between our products and by enabling greater collaboration among our users through the growth of our global community.

Subscription revenues from our core Ancestry websites accounted for approximately 83% of total revenues for the year-ended December 31, 2014. We generally offer each registered user a 14-day free trial, after which, unless cancelled, we charge the full subscription amount. Subscriptions automatically renew into the existing package and duration selected, unless cancelled.

We also operate a suite of family history products, which complement our core Ancestry websites. Our AncestryDNA service allows customers to not only discover their genetic ethnicity but, in combination with a subscription to a core Ancestry website, to also find relatives with a common ancestral match from amongst our global user base. We also offer other subscription-based services, such as Archives.com, Fold3.com and Newspapers.com. These products and services contribute toward acquiring new subscribers by allowing us to reach consumers with varying family history interests.

Recent Developments

Appraisal Litigation (In re: Appraisal of Ancestry.com Inc.)

On January 5, 2015, the Court issued an Order denying our motion for summary judgment in the litigation titled In re: Appraisal of Ancestry.com, Inc. On February 9, 2015, the Court issued an order directing us to pay the fair value of $32 per share plus interest at the legal rate. Therefore, on February 9, 2015, we paid a total of $51.1 million which included releasing $45.3 million of restricted cash for the fair value of $32 per share plus $5.8 million for accrued interest.

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key operating metrics to evaluate our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate forward-looking projections. The following key operating metrics reflect data with respect to our core Ancestry websites and exclude our other subscription-based websites, such as Archives.com, Fold3.com and Newspapers.com.

•	Total Subscribers. A subscriber is an individual who pays for renewable access or redeems a gift subscription to one of our core Ancestry websites. Total subscribers is defined as the number of subscribers at the end of the period.

•	Net Subscriber Additions. Net subscriber additions is the total number of new customers who purchase a subscription or redeem a gift subscription to one of our core Ancestry websites less the total number of subscribers who choose not to renew a completed subscription in the period.

Our key business metrics are presented for the years ended December 31, 2014, 2013 and 2012 as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Total subscribers	2,115	2,140	2,016
Net subscriber additions	(25)	124	313

The following table presents the percentage of total subscribers by subscription duration as of December 31, 2014, 2013 and 2012:

	2014	2013	2012
Annual	40%	42%	47%
Semi-annual	22	23	24
Quarterly	2	3	4
Monthly	36	32	25

Total	100%	100%	100%

Components of Consolidated Statements of Operations

Revenues

Subscription revenues. We derive subscription revenues primarily from providing access to our core Ancestry websites, and we recognize subscription revenues, net of estimated cancellations, ratably over the subscription period. We offer a 14-day free trial to our core Ancestry websites, after which, unless cancelled, we charge the full period subscription amount. No revenue is recognized or allocated to the 14-day free trial period. Amounts received from subscribers for which the performance obligations have not been fulfilled are recorded in deferred revenue. We have established an allowance for sales returns based on historical subscription cancellations. Actual customer subscription cancellations are charged against the allowance or deferred revenues to the extent that revenue has not yet been recognized.

Subscription revenues from our core Ancestry websites accounted for approximately 92% of the total subscription revenues for the year-ended December 31, 2014. Total subscription revenues also include subscriptions to our other websites, such as Archives.com, Fold3.com and Newspapers.com. We attribute subscription revenues by country based on the billing address of the subscriber, regardless of the website to which the person subscribes. The following table presents subscription revenue by geographic region (in thousands):

	Successor			Predecessor
	Year ended		Period from	Period from
	December 31, 2014	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012
United States	$422,770	$380,008	$2,407	$340,448
United Kingdom	65,656	56,810	381	53,893
All other countries	65,384	62,739	406	57,403

Total subscription revenues	$553,810	$499,557	$3,194	$451,744

Product and other revenues. Product and other revenues include sales of our AncestryDNA services, Family Tree Maker desktop software, genealogical research services, shipping revenue and other products and services. Revenues related to these products or services are recognized upon shipment of the product or completion of the services, as applicable.

Expenses

Personnel-related costs for each category of cost of revenues and operating expenses include salaries, employee benefit costs, employer payroll taxes, bonuses and stock-based compensation.

Cost of Revenues

Cost of subscription revenues. Cost of subscription revenues consists primarily of amortization of content databases, web server operating costs, personnel-related costs of web support and customer services employees, credit card processing fees, and outside service costs for customer services. Web server operating costs include depreciation, software licensing on web servers and related equipment and web hosting costs.

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

We consider the estimates and assumptions associated with the testing of goodwill for impairment, recoverability of long-lived assets, income taxes, determination of the fair value of stock options included in stock-based compensation expense, timing for recognition of AncestryDNA revenues and determination of the fair value of acquired intangible assets and goodwill to be our critical accounting estimates. For further information on our significant accounting policies, see Note 1 of the accompanying Notes to our Consolidated Financial Statements.

Goodwill Impairment

We review goodwill for impairment at least annually or more frequently if indicators of impairment exist. We perform our annual goodwill impairment test as of November 30th based on a single reporting unit. Our goodwill impairment test may require the use of qualitative judgments and fair-value techniques, which are inherently subjective. Impairment loss, if any, is recorded when the fair value of goodwill is less than its carrying value.

In assessing goodwill for impairment, we initially evaluate qualitative factors, such as macroeconomic conditions, industry and market conditions, key financial metrics, third-party valuations of our indirect parent entity and our overall financial performance, to determine if it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If indicators of impairment exist, we then utilize a two-step process to test goodwill for impairment. First, a comparison of the fair value of the reporting unit with the aggregate carrying value, including goodwill, is performed. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step includes comparing the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill.

Based on the qualitative results of our annual goodwill impairment testing for the years ended December 31, 2014 and 2013 and the periods from December 29, 2012 to December 31, 2012 and from January 1, 2012 to December 28, 2012, we concluded that it was not more likely than not that the fair value of our reporting unit was less than its carrying amount and no impairment losses were recorded.

Recoverability of Long-Lived Assets

We review content databases, property and equipment and intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows that the asset or asset group is expected to generate. If assets are determined to be impaired, the impairment loss to be recognized equals the amount by which the carrying value of the asset or group of assets exceeds its fair value. Significant estimates include but are not limited to future expected cash flows, replacement cost of technology assets, and discount rates. Impairment losses recognized for the years ended December 31, 2014 and 2013, the period from December 29, 2012 to December 31, 2012, and the period from January 1, 2012 to December 28, 2012 were immaterial.

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

Stock-Based Compensation Expense

Our stock-based compensation plan allows (and our Predecessor’s stock-based compensation plan allowed) for the issuance of stock-based awards, including stock options and restricted share units (“RSUs”) to employees, officers and directors. As of December 31, 2014, outstanding stock-based awards are in an indirect parent entity of Ancestry.com LLC. Each award represents a contingent right to receive an equivalent investor interest upon exercise of the option or vesting of an RSU. The Predecessor’s awards represented a contingent right to one share of the Predecessor’s common stock.

Stock-based compensation expense is recorded by amortizing the fair value of each stock-based award expected to vest over the requisite service or performance period. The fair value of each stock option award is calculated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires various assumptions, including fair value of the underlying investor’s interest or stock, volatility, expected option life, risk-free interest rate and expected dividends. The fair value of the underlying investor interest was based on the fair value on the grant date. The fair value of the Predecessor’s common stock was determined based on the closing price of the Predecessor’s common stock on the stock option grant date. The expected term was based on the remaining contractual term of the options and the expected exercise behavior of employees. Expected volatility was calculated based on the volatilities of a peer group of companies. The risk-free interest rate of the option is based on the U.S. Treasury rate for the expected term of the option. The fair value of RSUs is based on the value of the investor’s interest or the closing price of the Predecessor’s common stock on the date of grant.

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

Because our indirect parent entity is privately held and there is no public market for its equity, the fair value of an investor interest is determined by our Operating Committee, which considered numerous objective and subjective factors to determine the fair value of our investor interests at each meeting at which awards were approved. The factors included, but were not limited to: (i) estimates of fair value completed by third-party valuation firms; (ii) our actual operating and financial results; (iii) current business conditions and projections; and (iv) the lack of marketability.

Investor interests for RSUs are issued on their respective vesting dates, generally, net of the minimum statutory tax withholding requirements. As a result, the actual number of investor interests issued will generally be fewer than the actual number of RSUs outstanding.

Revenue Recognition

We recognize revenue from sales of our AncestryDNA testing services when (i) the DNA results are delivered to the customer or (ii) the likelihood of the DNA kit being submitted by the customer for testing is remote (“breakage”). We determine the breakage amount based on historical return patterns and classify it as product and other revenues in our Consolidated Statement of Operations. We review our breakage policy at least annually to ensure our estimates are reasonable; however, any future revisions to the estimated breakage period may result in a change in the amount of breakage revenue recognized in future periods.

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

Results of Operations

The following table sets forth our Consolidated Statements of Operations for the Successor years ended December 31, 2014 and 2013, for the Successor period from December 29, 2012 to December 31, 2012 and for the Predecessor period from January 1, 2012 to December 28, 2012. The information in the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been derived from our audited Consolidated Financial Statements. You should read this table in conjunction with our Consolidated Financial Statements and the related Notes in this Annual Report.

	Successor			Predecessor
	Year ended		Period from	Period from
	December 31, 2014	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012
	(in thousands)
Revenues:
Subscription revenues	$553,810	$499,557	$3,194	$451,744
Product and other revenues	65,734	40,834	264	31,883

Total revenues	619,544	540,391	3,458	483,627
Costs of revenues:
Cost of subscription revenues	95,899	86,889	639	62,943
Cost of product and other revenues	43,654	28,553	184	22,960

Total cost of revenues	139,553	115,442	823	85,903

Gross profit	479,991	424,949	2,635	397,724
Operating expenses:
Technology and development	94,221	85,723	642	77,512
Marketing and advertising	168,536	145,103	1,145	138,073
General and administrative	60,971	55,691	381	45,995
Amortization of acquired intangible assets	147,681	185,193	1,472	16,551
Transaction-related expenses	—	—	102,264	7,104

Total operating expenses	471,409	471,710	105,904	285,235

Income (loss) from operations	8,582	(46,761)	(103,269)	112,489
Interest expense, net	(69,680)	(97,837)	(730)	(1,065)
Other income (expense), net	(368)	(655)	—	742

Income (loss) before income taxes	(61,466)	(145,253)	(103,999)	112,166
Income tax benefit (expense)	42,738	65,553	31,324	(41,377)

Net income (loss)	$(18,728)	$(79,700)	$(72,675)	$70,789

The following table sets forth, for the periods presented, our Consolidated Statements of Operations as a percentage of total revenues. You should read this table in conjunction with the Consolidated Financial Statements and the related Notes in this Annual Report.

	Successor			Predecessor
	Year ended		Period from	Period from
	December 31, 2014	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012
Revenues:
Subscription revenues	89.4%	92.4%	92.4%	93.4%
Product and other revenues	10.6	7.6	7.6	6.6

Total revenues	100.0	100.0	100.0	100.0
Costs of revenues:
Cost of subscription revenues	15.5	16.1	18.5	13.1
Cost of product and other revenues	7.0	5.3	5.3	4.7

Total cost of revenues	22.5	21.4	23.8	17.8

Gross profit	77.5	78.6	76.2	82.2
Operating expenses:
Technology and development	15.2	15.9	18.6	16.0
Marketing and advertising	27.2	26.9	33.1	28.5
General and administrative	9.9	10.2	11.0	9.5
Amortization of acquired intangible assets	23.8	34.3	42.6	3.4
Transaction-related expenses	—	—	2,957.3	1.5

Total operating expenses	76.1	87.3	3,062.6	58.9

Income (loss) from operations	1.4	(8.7)	(2,986.4)	23.3
Interest expense, net	(11.2)	(18.1)	(21.1)	(0.2)
Other income (expense), net	(0.1)	(0.1)	—	0.1

Income (loss) before income taxes	(9.9)	(26.9)	(3,007.5)	23.2
Income tax benefit (expense)	6.9	12.2	905.8	(8.6)

Net income (loss)	(3.0)%	(14.7)%	(2,101.7)%	14.6%

Discussion of results of operations

Due to the Transaction, our Consolidated Statements of Operations are presented for the Successor years ended December 31, 2014 and 2013, for the Successor period from December 29, 2012 to December 31, 2012 and for the Predecessor period from January 1, 2012 to December 28, 2012 (the “2012 Predecessor Period”). Discussion of the activity for the Successor period from December 29, 2012 to December 31, 2012 is provided below. The remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides a discussion of our results of operations for the Successor year ended December 31, 2014 compared to the Successor year ended December 31, 2013 and the Successor year ended December 31, 2013 compared to the 2012 Predecessor period. Tabular data for the Successor years ended December 31, 2014 and 2013, for the Successor period from December 29, 2012 to December 31, 2012 and for the Predecessor period from January 1, 2012 to December 28, 2012 are provided throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as a reference.

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

2014 compared to 2013 and 2013 compared to 2012 Predecessor period

Revenues

	Successor			Predecessor	% Change
						2013
	Year ended		Period from	Period from		from 2012
	December 31, 2014	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	2014 from 2013	Predecessor period
	(in thousands)
Revenues:
Subscription revenues	$553,810	$499,557	$3,194	$451,744	10.9%	10.6%
Product and other revenues	65,734	40,834	264	31,883	61.0	28.1

Total revenues	$619,544	$540,391	$3,458	$483,627	14.6%	11.7%

Subscription revenues

2014 compared to 2013. Our subscription revenues increased $54.3 million in 2014 compared to 2013. Excluding the $21.1 million non-cash adjustment to write down deferred revenue to fair value as a result of the application of purchase accounting for the Transaction in 2013, subscription revenues for 2014 would have increased by $33.2 million compared to 2013. This increase was primarily the result of guiding our new subscribers into monthly subscription durations and premium packages, both of which have a higher average monthly revenue per subscriber than longer term subscription durations and standard packages. Additionally, the average number of total subscribers to our core Ancestry websites was higher during 2014 compared to 2013. While the average number of total subscribers to our core Ancestry websites was higher in 2014, the number of total subscribers at December 31, 2014 decreased compared to December 31, 2013. Subscription revenues were also higher in 2014 compared to 2013 due to an $8.0 million increase in revenues from our other subscription-based websites, Newspapers.com, Fold3.com and Archives.com. During 2014, foreign currency exchange rates had a slight negative impact on subscription revenues compared to the rates in 2013.

2013 compared to 2012 Predecessor period. Our subscription revenues increased $47.8 million in 2013 compared to the 2012 Predecessor period. Subscription revenues for 2013 would have increased by $68.9 million except for the non-cash adjustment to write down deferred revenue to fair value as a result of the application of purchase accounting for the Transaction. The increase was primarily the result of an increase in the number of total subscribers during 2013. In addition, subscription revenues for Archives.com, which we acquired in August 2012, increased by $20.6 million primarily due to our owning Archives.com for the entire year in 2013. During 2013, foreign currency exchange rates had an insignificant effect on subscription revenues compared to the rates in the 2012 Predecessor period.

Product and other revenues

2014 compared to 2013. Our product and other revenues increased $24.9 million in 2014 compared to 2013. The increase was primarily due to higher sales volume for AncestryDNA as a result of increased marketing.

2013 compared to 2012 Predecessor period. Our product and other revenues increased $9.0 million in 2013 compared to the 2012 Predecessor period. The increase was primarily due to growth in our AncestryDNA service revenue since the launch of this product in May 2012.

Cost of Revenues and Gross Profit

	Successor			Predecessor	% Change
						2013
	Year ended		Period from	Period from		from 2012
	December 31, 2014	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	2014 from 2013	Predecessor Period
	(in thousands)
Cost of revenues:
Cost of subscription revenues	$95,899	$86,889	$639	$62,943	10.4%	38.0%
Cost of product and other revenues	43,654	28,553	184	22,960	52.9	24.4

Total cost of revenues	139,553	115,442	823	85,903	20.9	34.4

Gross profit	$479,991	$424,949	$2,635	$397,724	13.0%	6.8%
Gross profit percentage	77.5%	78.6%	76.2%	82.2%

Cost of subscription revenues

2014 compared to 2013. Our cost of subscription revenues increased $9.0 million in 2014 compared to 2013. The increase was primarily due to a $6.8 million increase in web hosting costs largely as a result of additional depreciation expense for new web-operations equipment and software-related expenses. Additionally, content database amortization increased by $2.3 million due to an incremental investment in content databases.

2013 compared to 2012 Predecessor period. Our cost of subscription revenues increased $23.9 million in 2013 compared to the 2012 Predecessor period. The increase was primarily due to a $15.3 million increase in content database amortization due to the recognition of content at fair value as a part of purchase accounting for the Transaction. Personnel-related expenses also increased $3.4 million resulting from an increase in the average number of web hosting and customer services personnel during 2013 compared to the 2012 Predecessor period. Additionally, depreciation expense increased $1.4 million as a result of purchasing additional web server equipment during 2013. Cost of subscription revenues also increased as a result of increases in the volume of iOS transaction fees, outside services costs and other items in 2013 compared to the 2012 Predecessor period.

Cost of product and other revenues

2014 compared to 2013. Our cost of product and other revenues increased $15.1 million in 2014 compared to 2013. This increase was primarily due to an increase in costs associated with AncestryDNA due to increased sales volume, partially offset by a reduction in per-unit processing costs.

2013 compared to 2012 Predecessor period. Our cost of product and other revenues increased $5.6 million in 2013 compared to the 2012 Predecessor period. This was primarily due to an increase in the sales volume associated with the growth of our AncestryDNA service since the launch of this product in May 2012, partially offset by a reduction in per unit processing costs.

Operating Expenses

	Successor			Predecessor	% Change
						2013
	Year ended		Period from	Period from		from 2012
	December 31, 2014	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	2014 from 2013	Predecessor Period
	(in thousands)
Operating expenses:
Technology and development	$94,221	$85,723	$642	$77,512	9.9%	10.6%
Marketing and advertising	168,536	145,103	1,145	138,073	16.1	5.1
General and administrative	60,971	55,691	381	45,995	9.5	21.1
Amortization of acquired intangible assets	147,681	185,193	1,472	16,551	(20.3)	1,018.9
Transaction-related expenses	—	—	102,264	7,104	—	N/M

Total operating expenses	$471,409	$471,710	$105,904	$285,235	(0.1)%	65.4%

Technology and development

2014 compared to 2013. Our technology and development expenses increased $8.5 million in 2014 compared to 2013. The increase was primarily due to a $5.8 million increase in personnel-related expenses as a result of an increase in the average number of technology and development personnel during 2014 compared to 2013. Additionally, depreciation expense and third-party consultant costs increased during 2014 compared to 2013.

2013 compared to 2012 Predecessor period. Our technology and development expenses increased $8.2 million in 2013 compared to the 2012 Predecessor period. The increase was primarily due to a $7.5 million increase in personnel-related expenses as a result of an increase in the average number of technology and development personnel during 2013 compared to the 2012 Predecessor period.

Marketing and advertising

2014 compared to 2013. Our marketing and advertising expenses increased $23.4 million in 2014 compared to 2013. This increase was primarily due to an increase in external marketing and advertising expenses due to incremental marketing spend, including marketing for AncestryDNA, and an increase in media rates.

2013 compared to 2012 Predecessor period. Our marketing and advertising expenses increased $7.0 million in 2013 compared to the 2012 Predecessor period. This increase was primarily due to a $3.6 million increase in external marketing and advertising costs, and a $2.6 million increase in personnel-related costs. External marketing costs increased primarily due to additional marketing costs for Archives.com, which was acquired in August 2012, offset in part by decreased marketing for the remainder of the business. Personnel-related costs increased due to an increase in the average number of marketing and advertising personnel during 2013 compared to the 2012 Predecessor period.

General and administrative

2014 compared to 2013. Our general and administrative expenses increased $5.3 million in 2014 compared to 2013. This change was primarily due to an increase of $5.0 million in one-time expenses. In 2014, we incurred $10.6 million of interest to be paid on restricted cash held pending resolution of the shareholder appraisal litigation, professional service fees related to litigation, and costs associated with the return-of-capital distribution paid in February 2014 by our parent company, Holdings LLC. In 2013, we incurred $5.6 million for professional services related to litigation, reorganizing our corporate structure, registering our existing senior notes with the SEC, costs associated with the return-of-capital distribution paid in September 2013 and costs related to the settlement of litigation.

2013 compared to 2012 Predecessor period. Our general and administrative expenses increased $9.7 million in 2013 compared to the 2012 Predecessor period. This increase was primarily due to $5.6 million for professional services related to litigation, reorganizing our corporate structure, registering our existing notes with the SEC, costs associated with the return-of-capital distribution paid in September 2013 and costs related to the settlement of litigation. Additionally, personnel expenses increased $4.8 million due to an increase in the average number of general and administrative personnel primarily as a result of a change in the job responsibility of certain individuals such that they now support the entire company.

Amortization of acquired intangible assets

2014 compared to 2013. Our amortization of acquired intangible assets decreased $37.5 million in 2014 compared to 2013. This decrease was primarily due to certain intangible assets being amortized on an accelerated basis over the useful lives of the assets.

2013 compared to 2012 Predecessor period. Our amortization of acquired intangible assets increased $168.6 million in 2013 compared to the 2012 Predecessor period. This increase was primarily due to the amortization of acquired intangible assets that were recorded at fair value as a part of purchase accounting for the Transaction.

Interest and Other Expense, Net and Income Tax Benefit (Expense)

	Successor			Predecessor	% Change
						2013
	Year ended		Period from	Period from		from 2012
	December 31, 2014	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012	2014 from 2013	Predecessor Period
	(in thousands)
Interest expense, net	$(69,680)	$(97,837)	$(730)	$(1,065)	(28.8)%	9,086.6%
Other income (expense), net	(368)	(655)	—	742	(43.8)	(188.3)
Income tax benefit (expense)	42,738	65,553	31,324	(41,377)	(34.8)	(258.4)
Effective tax rate	69.5%	45.1%	30.1%	36.9%

Interest expense, net

2014 compared to 2013. Interest expense, net decreased $28.2 million in 2014 compared to 2013. In 2013, interest expense, net also included $17.2 million of interest expense primarily related to the acceleration of original issue discount and deferred financing costs incurred as a result of the repricings of our term loans in May and December 2013. In addition, due to the repricing of the term loans in 2013, the effective interest rate on our term loans was approximately 5.9% in 2014, compared to approximately 7.5% for 2013. Also, the average term loan balance outstanding for 2014 was lower than the average term loan balance outstanding for 2013.

2013 compared to 2012 Predecessor period. Interest expense, net increased $96.8 million in 2013 compared to the 2012 Predecessor period. In conjunction with the Transaction, we entered into $970.0 million in total debt. For the 2012 Predecessor period, we had minimal debt outstanding. In 2013, interest expense, net also included $17.2 million of interest expense related to the acceleration of amortization expenses of the original issue discount and deferred financing costs incurred as a result of the repricings of our term loans.

Other income (expense), net

2014 compared to 2013. Other income (expense), net changed primarily due to changes in foreign currency exchange rates.

2013 compared to 2012 Predecessor period. Other income (expense), net increased $1.4 million in 2013 compared to the 2012 Predecessor period primarily due to changes in foreign currency exchange rates.

Income tax benefit (expense)

2014 compared to 2013. In 2014, we recorded an income tax benefit of $42.7 million, resulting in an effective income tax rate of 69.5%, compared with an income tax benefit of $65.6 million for 2013, resulting in an effective income tax rate of 45.1%. The increase of 24.4 percentage points in the effective income tax rate resulted primarily from an increased foreign tax rate benefit during 2014.

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

Unaudited Quarterly Results of Operations

The following table presents our unaudited quarterly consolidated results of operations for the eight quarters ended December 31, 2014. This unaudited quarterly consolidated information has been prepared on the same basis as our audited Consolidated Financial Statements, and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. You should read this table in conjunction with our Consolidated Financial Statements and the related Notes located elsewhere in this Annual Report. The results of operations for any period are not necessarily indicative of the results of operations for any future periods.

	Three months ended
	Dec. 31, 2014	Sep. 30, 2014	June 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sep. 30, 2013	June 30, 2013	Mar. 31, 2013
	(in thousands)
Revenues:
Subscription revenues	$139,693	$138,962	$137,961	$137,194	$133,556	$129,519	$122,708	$113,774
Product and other revenues	15,469	15,722	18,091	16,452	11,430	10,416	9,240	9,748

Total revenues	155,162	154,684	156,052	153,646	144,986	139,935	131,948	123,522
Costs of revenues:
Cost of subscription revenues	24,556	24,080	23,895	23,368	23,090	22,280	20,786	20,733
Cost of product and other revenues	10,730	10,996	10,615	11,313	8,548	6,452	6,812	6,741

Total cost of revenues	35,286	35,076	34,510	34,681	31,638	28,732	27,598	27,474

Gross Profit	119,876	119,608	121,542	118,965	113,348	111,203	104,350	96,048
Operating expenses:
Technology and development	21,677	23,743	24,236	24,565	21,825	21,963	21,418	20,517
Marketing and advertising	40,195	42,150	40,986	45,205	37,231	36,550	34,364	36,958
General and administrative	18,489	12,927	15,341	14,214	16,182	14,234	13,456	11,819
Amortization of acquired intangible assets	36,636	36,993	37,001	37,051	46,161	46,350	46,296	46,386

Total operating expenses	116,997	115,813	117,564	121,035	121,399	119,097	115,534	115,680

Income (loss) from operations	2,879	3,795	3,978	(2,070)	(8,051)	(7,894)	(11,184)	(19,632)
Interest expense, net	(17,298)	(17,232)	(17,759)	(17,391)	(27,268)	(19,069)	(29,492)	(22,008)
Other income (expense), net	(512)	(181)	306	19	(221)	278	(161)	(551)

Loss before income taxes	(14,931)	(13,618)	(13,475)	(19,442)	(35,540)	(26,685)	(40,837)	(42,191)
Income tax benefit	7,416	12,391	5,866	17,065	12,193	13,039	19,557	20,764

Net loss	$(7,515)	$(1,227)	$(7,609)	$(2,377)	$(23,347)	$(13,646)	$(21,280)	$(21,427)

The following table presents our unaudited quarterly consolidated results of operations for the eight quarters ended December 31, 2014, as a percentage of revenues. You should read this table in conjunction with our Consolidated Financial Statements and the related notes located elsewhere in this Annual Report.

	Three months ended
	Dec. 31, 2014	Sep. 30, 2014	June 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sep. 30, 2013	June 30, 2013	Mar. 31, 2013
	(in thousands)
Revenues:
Subscription revenues	90.0%	89.8%	88.4%	89.3%	92.1%	92.6%	93.0%	92.1%
Product and other revenues	10.0	10.2	11.6	10.7	7.9	7.4	7.0	7.9

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Costs of revenues:
Cost of subscription revenues	15.8	15.6	15.3	15.2	15.9	16.0	15.7	16.7
Cost of product and other revenues	6.9	7.1	6.8	7.4	5.9	4.6	5.2	5.5

Total cost of revenues	22.7	22.7	22.1	22.6	21.8	20.6	20.9	22.2

Gross Profit	77.3	77.3	77.9	77.4	78.2	79.4	79.1	77.8
Operating expenses:
Technology and development	14.0	15.3	15.5	16.0	15.1	15.7	16.2	16.6
Marketing and advertising	25.9	27.2	26.3	29.4	25.7	26.1	26.0	29.9
General and administrative	11.9	8.5	9.9	9.2	11.1	10.2	10.2	9.6
Amortization of acquired intangible assets	23.6	23.9	23.7	24.1	31.8	33.1	35.1	37.6

Total operating expenses	75.4	74.9	75.4	78.7	83.7	85.1	87.5	93.7

Income (loss) from operations	1.9	2.4	2.5	(1.3)	(5.5)	(5.7)	(8.4)	(15.9)
Interest expense, net	(11.1)	(11.1)	(11.4)	(11.3)	(18.8)	(13.6)	(22.4)	(17.8)
Other income (expense), net	(0.4)	(0.1)	0.2	—	(0.2)	0.2	(0.1)	(0.4)

Loss before taxes	(9.6)	(8.8)	(8.7)	(12.6)	(24.5)	(19.1)	(30.9)	(34.1)
Income tax benefit	4.8	8.0	3.8	11.1	8.4	9.3	14.8	16.8

Net loss	(4.8)%	(0.8)%	(4.9)%	(1.5)%	(16.1)%	(9.8)%	(16.1)%	(17.3)%

The following table presents a reconciliation of non-GAAP revenues to total revenues, the most comparable GAAP measure, for the eight quarters ended December 31, 2014:

	Three months ended
	Dec. 31,	Sept. 30,	June. 30,	Mar. 31,	Dec. 31,	Sept. 30,	June. 30,	Mar. 31,
	2014	2014	2014	2014	2013	2013	2013	2013
	(in thousands)

Total revenues	$155,162	$154,684	$156,052	$153,646	$144,986	$139,935	$131,948	$123,522
Non-cash revenue adjustment(1)	—	—	—	—	953	2,912	5,750	11,500

Non-GAAP revenues	$155,162	$154,684	$156,052	$153,646	$145,939	$142,847	$137,698	$135,022

(1)	Represents non-cash adjustments to revenue or the revenues that would have been recognized, except for the write-down of deferred revenue to fair value as a result of the application of purchase accounting for the Transaction.

The following table presents a reconciliation of adjusted EBITDA and free cash flows to net loss, the most comparable GAAP measure and other financial data, for the eight quarters ended December 31, 2014. For additional information, refer to the discussion of adjusted EBITDA and free cash flow in “Selected Consolidated Financial Data.”

	Three months ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2014	2014	2014	2014	2013	2013	2013	2013
	(in thousands)

Net loss:	$(7,515)	$(1,227)	$(7,609)	$(2,377)	$(23,347)	$(13,646)	$(21,280)	$(21,427)
Non-cash revenue adjustment (1)	—	—	—	—	953	2,912	5,750	11,500
Interest expense, net	17,298	17,232	17,759	17,391	27,268	19,069	29,492	22,008
Other (income) expense, net	512	181	(306)	(19)	221	(278)	161	551
Income tax benefit	(7,416)	(12,391)	(5,866)	(17,065)	(12,193)	(13,039)	(19,557)	(20,764)
Depreciation	5,636	5,564	5,199	5,099	4,675	4,428	4,055	3,773
Amortization	44,095	44,322	44,201	44,137	53,141	53,078	52,862	52,893
Stock-based compensation expense	2,008	2,172	2,018	1,806	2,849	2,289	2,740	446

Adjusted EBITDA	$54,618	$55,853	$55,396	$48,972	$53,567	$54,813	$54,223	$48,980

Capitalization of content databases	(8,358)	(9,689)	(11,533)	(7,986)	(7,507)	(6,060)	(3,919)	(4,753)
Purchases of property and equipment	(2,712)	(6,131)	(8,483)	(4,495)	(9,466)	(4,058)	(9,667)	(3,523)
Cash paid for interest	(23,227)	(6,877)	(23,424)	(6,922)	(24,666)	(8,340)	(25,524)	(11,781)
Cash received (paid) for income taxes	(107)	(2,113)	(1,711)	2,597	3,682	18,188	(3,037)	21,768

Free cash flow (2)	$20,214	$31,043	$10,245	$32,166	$15,610	$54,543	$12,076	$50,691

(1)	Represents non-cash adjustments to revenue or the revenues that would have been recognized, except for the write-down of deferred revenue to fair value as a result of the application of purchase accounting for the Transaction.
(2)	Free cash flow for the year ended December 31, 2014 does not include $37.6 million for distributions paid to our parent company, Holdings LLC, to pay accumulated interest on its PIK Notes.

The following table presents our key business metrics for the eight quarters ended December 31, 2014 (in thousands):

	Three months ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2014	2014	2014	2014	2013	2013	2013	2013
Total subscribers	2,115	2,125	2,109	2,161	2,140	2,175	2,112	2,096
Net subscriber additions	(10)	16	(52)	21	(35)	64	16	80

Liquidity and Capital Resources

Credit Facility

In December 2012, the Issuer entered into a credit facility, which as amended on May 15, 2013 and December 30, 2013 (the “Second Amended Credit Facility”) consists of a $457.1 million amended Term B-1 Loan (the “Amended Term B-1 Loan”) maturing in December 2018, a $165.0 million amended Term B-2 Loan (the “Amended Term B-2 Loan”) maturing in May 2018 and a $50.0 million revolving facility (the “Revolving Facility”) expiring in December 2017. As of December 31, 2014, no funds had been drawn against the Revolving Facility. Borrowings under the Revolving Facility may be used for the purpose of working capital, capital expenditures and other general corporate purposes. The Second Amended Credit Facility allows the Issuer to borrow additional amounts up to $150.0 million plus any amount up to a pro forma total net secured leverage ratio, as defined in the Second Amended Credit Facility, (“Total Net Secured Leverage Ratio”), of 4.00 to 1.00 and subject to market availability. Additional amounts can be borrowed subject to covenants in the Second Amended Credit Facility.

Amounts borrowed under the Amended Term B-1 Loan are required to be paid in equal quarterly installments totaling 1% of the amended principal amount of the Amended Term B-1 Loan annually, with the balance payable upon maturity. Amounts borrowed under the Amended Term B-2 Loan are payable in equal quarterly installments of $8.25 million, with the balance payable upon maturity. Additionally, subject to certain conditions, mandatory repayments are required to be made annually beginning in 2015 upon delivery of the 2014 audited financial statements. Mandatory repayments are required up to 50% of excess cash flow, based on our Total Net Secured Leverage Ratio and net cash proceeds of certain other transactions as calculated at the end of each fiscal year. The Issuer can elect to apply a mandatory repayment as a reduction to the next eight quarterly required payments on a pro-rata basis. For the year ended December 31, 2014, the excess cash flow mandatory repayment is $21.6 million, which is expected to be paid in March 2015. The Issuer anticipates electing to apply the mandatory repayment as a reduction to the next eight quarterly required payments on a pro-rata basis, as permitted under the terms of the Second Amended Credit Facility.

The Amended Term B-1 Loan, Amended Term B-2 Loan and Revolving Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable margin plus, at the Issuer’s option, either: (a) a base rate determined by reference to the highest of (i) the Barclays Bank PLC prime rate at such time, (ii) 0.50% in excess of the overnight federal funds rate at such time and (iii) the LIBOR rate that is in effect for a LIBOR loan with an interest period of one month plus 1.00%, provided that the base rate for the Amended Term B-1 Loan and Amended Term B-2 Loan is not less than 2.00% per annum; or (b) a LIBOR rate, provided that the LIBOR rate for the Amended Term B-1 Loan and the Amended Term B-2 Loan is not less than 1.00% per annum. The applicable margin shall mean either: (a) in the case of a base rate Amended Term B-1 Loan, 2.50%, and in the case of a base rate Amended Term B-2 Loan, 2.00%, or (b) in the case of a LIBOR Amended Term B-1 Loan, 3.50%, and in the case of a LIBOR Amended Term B-2 Loan, 3.00%. As of December 31, 2014, the interest rates on the Amended Term B-1 Loan and Amended Term B-2 Loan were equal to a LIBOR floor of 1.00% plus applicable margins of 3.50% and 3.00%, respectively. The applicable margin for the Revolving Facility is subject to step-ups and step-downs based on our Total Net Secured Leverage Ratio. The Issuer is also required to pay a commitment fee of 0.50% per annum on the unutilized commitments under the Revolving Facility, which fee decreases to 0.375% if the Total Net Secured Leverage Ratio is less than or equal to 2.75 to 1.00. The effective interest rates of both the Amended Term B-1 Loan and Amended Term B-2 Loan are approximately 5.9%.

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

The Issuer’s obligations under the Second Amended Credit Facility are guaranteed by Parent and all existing and future, wholly-owned material restricted subsidiaries of Parent, except (i) any subsidiaries constituting controlled foreign corporations (“CFCs”) or any direct subsidiaries thereof, (ii) any subsidiaries that have no material assets other than equity of CFCs, (iii) any subsidiaries to the extent a guaranty by such subsidiary is prohibited by applicable law and (iv) domestic restricted subsidiaries that contributed less than 5.0% of consolidated EBITDA (as defined in the Second Amended Credit Facility) (10.0% of revenues in respect of any foreign subsidiary) and, in the case of domestic subsidiaries, less than 5.0% of total assets, provided that if at any time the aggregate amount of consolidated EBITDA or total assets attributable to such domestic subsidiaries exceeds 7.5% of consolidated EBITDA or total assets or the aggregate amount of revenue attributable to such foreign subsidiaries exceeds 10% of revenues, Parent must designate sufficient subsidiaries as guarantors to eliminate such excess. All obligations under the Second Amended Credit Facility and the related guarantees are secured by a perfected first priority lien or security interest in substantially all of the Issuer’s and the guarantors’ tangible and intangible assets.

The Second Amended Credit Facility contains customary affirmative and negative covenants, including limitations on indebtedness, guarantees and other contingent obligation; limitations on liens; limitations on certain fundamental changes (including, without limitation, mergers, consolidations, liquidations and dissolutions); limitations on dispositions; limitations on dividends, other payments in respect of capital stock and other restricted payments; limitations on investments, loans, advances and acquisitions; limitations on payments, repayments and modifications of subordinated indebtedness and certain other indebtedness; limitations on transactions with affiliates; limitations on sale and leaseback transactions; limitations on changes in fiscal periods; limitations on agreements restricting liens; limitations on certain subsidiary distributions; and limitations on changes in lines of business. In addition, the Second Amended Credit Facility contains a maximum Total Net Secured Leverage Ratio, which will be tested quarterly if outstanding loans and letters of credit under the Revolving Credit Facility exceed $15.0 million or upon the drawdown of loans and/or issuance letters of credit if such drawdown and/or issuance exceeds $15.0 million after giving effect thereto. Events of default under the Second Amended Credit Facility include, among others, nonpayment of principal when due; nonpayment of interest, fees or other amounts; cross-defaults; covenant defaults; material inaccuracy of representations and warranties; bankruptcy events with respect to us, or any of our material restricted subsidiaries; material unsatisfied or unstayed judgments; certain ERISA events; a change of control; or actual or asserted invalidity of any material guarantee or security document. As of December 31, 2014 and 2013, we were in compliance with all covenants of the Second Amended Credit Facility.

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

This agreement, in conjunction with the fixed interest rate borrowings discussed below, met the stipulations prescribed by the Second Amended Credit Facility. The Issuer, at its discretion, has also entered into interest rate cap agreements with a $200.0 million total notional amount effective on March 31, 2016 that caps the three-month LIBOR rate at 2.00% expiring December 30, 2016. In February 2015, the Company entered into an agreement to extend this interest rate cap agreement through September 29, 2017 with substantially the same terms. See Note 7 in the Consolidated Financial Statements as of December 31, 2014 for further description of our Second Amended Credit Facility.

Senior Notes

The Issuer has outstanding $300.0 million of fixed-rate 11.0% notes (the “Notes”) due in December 2020. Interest on the Notes is payable semi-annually in arrears on June 15 and December 15 of each year. The Issuer may redeem all or any portion of the Notes at any time prior to December 15, 2016 at a price equal to 100% of the aggregate principal plus an applicable premium, as defined in the indenture governing the Notes, and accrued interest. The Issuer may redeem any portion or all of the Notes on or after December 15, 2016 at redemption prices as set forth in the indenture, plus accrued and unpaid interest. In addition, the Issuer may redeem up to 35% of the aggregate principal of the Notes with an amount equal to the proceeds of certain equity offerings any time prior to December 15, 2015 at 111% plus accrued interest. Upon a change of control, the Issuer is required to make an offer to redeem all of the Notes from the holders at 101% of the principal amount thereof plus accrued interest. The effective interest rate of the Notes is approximately 12.0%

The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Ancestry.com LLC and each of its direct and indirect restricted subsidiaries that guarantee indebtedness under the Second Amended Credit Facility. Not all of Ancestry.com LLC’s subsidiaries guarantee the Notes, and restricted subsidiaries guarantee the notes only to the extent provided for in the indenture. In the event of a bankruptcy, liquidation or reorganization of any of the non-guarantor subsidiaries, the non-guarantor subsidiaries will pay the holders of their debt and their trade creditors before they will be able to distribute any of their assets to the Issuer.

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

Ancestry.com Holdings LLC Senior Unsecured PIK Notes

Holdings LLC, our parent, has outstanding $400.0 million aggregate principal amount of senior unsecured payment-in-kind toggle notes due October 15, 2018. Holdings LLC is a holding company with no material operations and limited assets other than its ownership of the membership interests of Ancestry.com LLC. Interest on the PIK Notes is payable semi-annually in arrears on April 15 and October 15 each year through maturity. The first and last interest payments on the PIK Notes are required to be entirely payable in cash. All other interest payments are required to be paid in cash, subject to cash availability and restricted payment capacity, as defined in the indenture. If interest payments are not required to be paid in cash, Holdings LLC will be entitled to pay all or a portion of the interest payment by increasing the principal amount of the PIK Notes or issuing new PIK Notes in an amount equal to the interest payment for the applicable interest period (“PIK Interest”). Cash interest on the PIK Notes will accrue at the rate of 9.625% per annum; PIK Interest will accrue at the rate of 10.375% per annum.

The PIK Notes are senior unsecured obligations of Holdings LLC and are structurally subordinated to all our existing and future indebtedness. Additionally, we did not guarantee the PIK Notes, nor were any of our assets pledged as collateral for the PIK Notes. As we are not an obligor or a guarantor on the PIK Notes, the debt is recorded only in the financial statements of Holdings LLC and is not reflected in the Consolidated Financial Statements of Ancestry.com LLC. While not required, we paid our parent, Holdings LLC, distributions of $37.6 million in 2014 to pay accumulated interest on the PIK Notes. We intend to make future distributions to Holdings LLC related to the PIK Notes, provided that such distributions are permitted under the covenants of the Second Amended Credit Facility and the Notes. If interest on the PIK Notes is paid in cash, annual interest payments will total approximately $38.5 million.

Liquidity

Our primary sources of liquidity are our cash and cash equivalents, our cash flows from operations and amounts available under our Revolving Facility. At December 31, 2014, we had $108.5 million in cash and cash equivalents and $50.0 million of availability on our Revolving Facility.

Operating costs include costs such as marketing and advertising, personnel-related expenses, capital expenditures related to content databases and equipment, investments in new service offerings and technologies and web hosting costs and business acquisitions. Expenditures have increased as operations and the number of personnel has grown, and our expenditures may continue to increase in the future. Our future cash expenditures may vary significantly from those now planned and will depend on many factors including:

•	amounts we must pay to service our debt;

•	distributions we intend to make to our parent related to the PIK Notes;

•	our marketing and advertising expenditures;

•	the development of new services and enhancement of functionality in our technology and tools;

•	our ability to attract and retain subscribers;

•	market acceptance of our services;

•	the launch of additional services and expansion into new markets;

•	the level of new content acquisition required to retain and acquire subscribers;

•	amounts we must invest in our infrastructure to support our operations;

•	the resources for our development, marketing and administrative organizations;

•	our relationships with subscribers and vendors;

•	our engaging in additional business acquisitions; and

•	amounts we must spend to integrate and operate acquired businesses.

We expect cash and cash equivalents on hand, cash flow from operations and amounts available under our Revolving Facility will provide adequate funds for our currently anticipated operating and recurring cash needs (e.g., debt service, working capital and capital expenditures) for at least the next twelve months; however, our substantial level of debt and debt service obligations as well as our intention to make distributions to our parent related to the PIK Notes could have important consequences including:

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

We and/or our parent entities (the “Ancestry Group”) may also seek, depending on market conditions, to refinance certain categories of our debt, or may also, from time to time, seek to repurchase the Notes or PIK Notes in the open market or otherwise. The Ancestry Group may also seek to incur additional debt for which we would need to fund the interest and principal payments, which may impact our ability to satisfy our cash requirements. Any such transaction would be subject to market conditions, compliance with the Second Amended Credit Facility agreement and the indenture governing the Notes and various other factors.

Cash Flow Analysis

Summary cash flow information for cash and cash equivalents for the Successor years ended December 31, 2014 and 2013, the Successor period from December 29, 2012 to December 31, 2012 and the Predecessor period from January 1, 2012 to December 28, 2012 is set forth below. We consider cash and cash equivalents in evaluating our overall cash position.

	Successor			Predecessor
	Year Ended		Period from	Period from
	December 31, 2014	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan.1, 2012 to Dec. 28, 2012
	(in thousands)
Net cash and cash equivalents provided by (used in):
Operating activities	$155,320	$162,979	$(85,335)	$153,501
Investing activities	(59,387)	(57,953)	(1,352,744)	(158,820)
Financing activities	(73,993)	(54,123)	1,473,730	(3,657)

Net Cash Provided by Operating Activities

In 2014, net cash provided by operating activities was $155.3 million, a decrease of $7.7 million compared to 2013, due to a $61.0 million decrease in net loss, a $57.8 million decrease in non-cash adjustments and a $10.9 million decrease in the changes in operating assets and liabilities over 2013. The decrease in adjustments for non-cash items primarily consisted of a $37.5 million decrease in amortization of intangible assets due to certain intangible assets being amortized on an accelerated basis, a $21.1 million decrease for non-cash fair value adjustments to deferred revenue as a result of the application of purchase accounting for the Transaction in the prior year and a $17.5 million decrease in amortization of debt-related costs primarily due to the acceleration of original issue discount and deferred financing costs incurred as a result of the repricings of our term loans in 2013. These decreases in adjustments for non-cash items were partially offset by an increase of $15.6 million in deferred income taxes and by a $6.9 million increase in other non-cash items such as depreciation and amortization of content databases. The decrease in the changes in operating assets and liabilities was primarily due to a $35.1 million decrease of net cash received from tax refunds offset in part by an increase of $24.3 million in cash due to the timing of cash receipts and payments.

In 2013, net cash provided by operating activities was $163.0 million, an increase of $9.5 million compared to the 2012 Predecessor period. Net cash provided by operating activities consisted of a net loss of $79.7 million, adjustments for non-cash items of $214.6 million and changes in operating assets and liabilities of $28.0 million. In 2013, this represented a $150.5 million decrease in net income (loss), a $157.1 million increase in non-cash adjustments and a $2.9 million increase in the changes in operating assets and liabilities over the 2012 Predecessor period. The increase in adjustments for non-cash items primarily consisted of a $205.2 million increase in amortization of intangible assets and content databases and a non-cash adjustment to deferred revenue, which were due to the changes in fair value of the related assets and liabilities as a result of the Transaction. The increase also included a $26.4 million increase in amortization of debt-related costs due to the issuance of the Credit Facility and the effects of the repricings of the Credit Facility and First Amended Credit Facility, as well as an increase in depreciation expense of $2.2 million. These increases were partially offset by a decrease in deferred income taxes of $69.7 million and a decrease in stock-based compensation expense of $7.1 million. The decrease in the changes in operating assets and liabilities was due to an $18.8 million decrease in deferred revenue as a result of a change in the mix of customer subscription durations, as well as the timing of cash receipts and payments. These overall decreases were offset in part by net cash received of $40.6 million due to non-recurring income tax refunds received in 2013.

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

Net Cash Used in Investing Activities

In 2014, net cash used in investing activities totaled $59.4 million, an increase of $1.4 million compared to 2013. The increase was primarily due to a $15.3 million increased investment in content databases, partially offset by a $4.9 million decrease in purchases of property and equipment. Additionally, in the prior year cash of $9.0 million was used to acquire a business.

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

Net Cash Used in Financing Activities

In 2014, net cash used in financing activities totaled $74.0 million, an increase of $19.9 million compared to 2013. The increase in net cash used in financing activities was primarily due to return-of-capital distributions of $37.6 million paid to our parent, Holdings LLC, to pay accumulated interest on its PIK Notes. Additionally, we paid $2.9 million in contingent consideration payments related to a prior acquisition in 2014 and contributions from members decreased $2.5 million during 2014. These changes were offset in part by a decrease in principal payments on our debt of $10.3 million due to changes in our debt terms as a result of the repricing of the Term Loans in May and December 2013. In addition, in 2013, we paid $8.9 million in deferred financing costs as part of the repricings.

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

During the period from December 29, 2012 to December 31, 2012, net cash provided by financing activities was $1.5 billion. In December 2012, in connection with the Transaction, we entered into a $670 million Term Loan and issued Notes of $300 million, for which $943.2 million in cash, net of the original issue discount, was received. We also paid $38.0 million of deferred financing costs in connection with obtaining the debt financing. Additionally, capital of $555.4 million was contributed as a part of the Transaction. Excess tax benefits of $13.1 million were primarily due to the cash settlement of outstanding equity awards of our Predecessor as a part of the Transaction. See Note 8 in the Consolidated Financial Statements for further information regarding settlement of stock-based awards.

Contractual obligations

The following table summarizes our principal contractual obligations as of December 31, 2014:

		Payments Due by Period
		Less than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Debt(1)	$884,533	$48,348	$64,365	$471,820	$300,000
Interest payments(1)(2)	289,057	57,842	111,982	86,233	33,000
Operating leases	20,186	5,182	7,864	5,687	1,453
Purchase obligations	16,965	14,565	2,400	—	—

Total contractual cash obligations(3)	$1,210,741	$125,937	$186,611	$563,740	$334,453

(1)	Amounts do not include the $400.0 million of Ancestry.com Holdings LLC Senior Unsecured PIK Notes or related interest expense. If interest on the PIK Notes is paid in cash, annual interest payments will total approximately $38.5 million.
(2)	Amounts are based on the estimated interest rates in effect as of December 31, 2014 on the variable portion of our debt.
(3)	Amounts exclude uncertain tax position liability of $16.1 million, for which timing of payments are not determinable.

Outstanding purchase orders, which represent authorizations to purchase goods and services that are not legally binding, are not included in contractual obligations. We believe current cash balances, cash generated by future operating activities and cash available under our Second Amended Credit Facility will be sufficient to meet our contractual cash obligations, debt obligations and other operating cash requirements in 2015.

In addition, in January 2015, we entered into a $37.6 million operating lease agreement for our new corporate headquarters, to be constructed in Lehi, Utah. The lease has an anticipated start date of mid-2016 with a ten-year initial term.

In February 2015, we entered into a ten-year content digitization and publication agreement that requires us to make escalating minimum annual payments totaling $20.5 million over the life of the contract.

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

The Amended Term B-1 Loan, Amended Term B-2 Loan and Revolving Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable margin plus, at our option, either: (a) a base rate determined by reference to the highest of (i) the Barclays Bank PLC prime rate at such time, (ii) 0.50% in excess of the overnight federal funds rate at such time and (iii) the LIBOR rate that is in effect for a LIBOR loan with an interest period of one month plus 1.00%, provided that the base rate for the Amended Term B-1 Loan and Amended Term B-2 Loan is not less than 2.00%; or (b) a LIBOR rate, provided that the LIBOR rate for the Amended Term B-1 Loan and the Amended Term B-2 Loan is not less than 1.00%. The applicable margin shall mean either: (a) in the case of a base rate Amended Term B-1 Loan, 2.50%, and in the case of a base rate Amended Term B-2 Loan, 2.00%, or (b) in the case of a LIBOR Amended Term B-1 Loan, 3.50%, and in the case of a LIBOR Amended Term B-2 Loan, 3.00%. As of December 31, 2014, the interest rates on the Amended Term B-1 Loan and Amended Term B-2 Loan were equal to a LIBOR floor of 1.00% plus applicable margins of 3.50% and 3.00%, respectively. The applicable margin for the Revolving Facility is subject to step-ups and step-downs based on our leverage ratio. The Issuer is also required to pay a commitment fee of 0.50% per annum on the unutilized commitments under the Revolving Facility, which fee decreases to 0.375% if the total net secured leverage ratio is less than or equal to 2.75 to 1.00.

The Second Amended Credit Facility also requires the Issuer to maintain an interest rate protection agreement for a period of not less than three years from the closing date such that not less than 50% of the outstanding debt of the Issuer and its restricted subsidiaries at the closing date is (i) subject to an interest rate protection agreement or (ii) fixed-rate borrowings. Accordingly, the Issuer has interest rate cap agreements with a $190.0 million total notional amount that cap the three-month LIBOR rate at 1.50% expiring March 31, 2016. This agreement, in conjunction with the fixed interest rate borrowings discussed below, met the stipulations prescribed by the Second Amended Credit Facility agreement. The Issuer, at its discretion, has also entered into an interest rate cap agreement with a $200.0 million total notional amount effective on March 31, 2016 that caps the three-month LIBOR rate at 2.00% expiring December 30, 2016. In February 2015, the Company entered into an agreement to extend this interest rate cap agreement through September 29, 2017 with substantially the same terms. A hypothetical 1% increase in current interest rates on the variable portion of our Term B-1 Loan and Term B-2 Loan would have increased our interest expense in 2014 by $1.5 million or our borrowing rate by approximately 25 basis points due to the 1.0% LIBOR floor that exists in our Second Amended Credit Facility.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP, as of December 31, 2014.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit emerging growth companies to only provide management’s report in this annual report.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Operating Committee Members

The following table sets forth the names, ages (as of February 19, 2015) and positions of each person who is an executive officer or member of the Operating Committee of Ancestry.com LLC (and the biographies following the table reflect the positions held by each of the named individuals at Ancestry.com LLC):

Name	Age	Position
Timothy Sullivan	51	President, Chief Executive Officer and Operating Committee member
Howard Hochhauser	44	Chief Financial Officer and Chief Operating Officer
Rob Singer	44	Chief Marketing Officer
William Stern	51	Chief Legal Officer and Chief Risk Officer
Eric Shoup	42	Chief Product Officer
Scott Sorensen	49	Chief Technology Officer
Bruce Chizen	59	Chairman of the Operating Committee
Janice Chaffin	60	Operating Committee Member
Brad Garlinghouse	44	Operating Committee Member
Victor Parker	45	Operating Committee Member
Dipan Patel	32	Operating Committee Member
Brian Ruder	42	Operating Committee Member

Timothy Sullivan has served as our President and Chief Executive Officer and as a director of our predecessor entity, Ancestry.com Inc. (the “Predecessor”) since September 2005 and has been a member of the Operating Committee since January 2013. Prior to joining us, Mr. Sullivan was Chief Operating Officer and then President and CEO of Match.com from January 2001 to September 2004. From May 1999 to January 2001, Mr. Sullivan served as Vice President of E-commerce for Ticketmaster Online-Citysearch, Inc. From June 1991 to May 1999, Mr. Sullivan held multiple positions at The Walt Disney Company, including Vice President and Managing Director of Buena Vista Home Entertainment Asia Pacific from July 1997 to May 1999. From December 2005 to February 2008, Mr. Sullivan served as a director of Live Nation Entertainment, Inc. Mr. Sullivan holds an M.B.A. from Harvard Business School and was a Morehead Scholar at the University of North Carolina at Chapel Hill. The Operating Committee believes that Mr. Sullivan’s qualifications to serve on the Operating Committee include extensive executive management experience, including experience as our own Chief Executive Officer as well as the former chief executive officer of a subscription-based Internet company.

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

Rob Singer has served as our Chief Marketing Officer since March 2014. Rob joined the Company in November 2010 as Global Vice President of Customer Relationship Management and most recently served as Senior Vice President of US Marketing. Prior to joining Ancestry, Rob was the Senior Vice President of Customer Relationship Management at Bank of the West from February 2009 to November 2010. From July 2005 to February 2009, he was the head of Customer Intelligence and Relationship Marketing at StubHub, an eBay Company. Prior to joining StubHub, he held senior-level database marketing and business intelligence positions at Yates Advertising, YellowBrick Solutions, Charles Schwab & Co., Inc., and KnowledgeBase Marketing. Rob has a B.S. in Mathematics with a minor in Statistics from James Madison University.

William Stern has served as our Chief Legal Officer and Chief Risk Officer since December 2014. He previously served as our General Counsel and Corporate Secretary from July 2009 to December 2014. From October 2005 to July 2009, Mr. Stern held multiple positions at Martha Stewart Living Omnimedia, Inc., most recently serving as the General Counsel and Secretary from September 2008 to July 2009. From October 2002 to September 2005, Mr. Stern was a Principal at Fish & Richardson, PC. Prior to joining Fish & Richardson, PC, he was a Partner at Morrison & Foerster, LLP. Mr. Stern holds an M.B.A. and a J.D. from the University of Chicago and an A.B. from Brown University.

Eric Shoup has served as our Chief Product Officer since October 2014. He previously served as our Executive Vice President of Product from February 2012 to October 2014, as our Senior Vice President of Product from March 2010 to February 2012 and as Vice President of Product from August 2008 to March 2010. Prior to working with us, Mr. Shoup was at eBay for over five years, where he served as Director of ProStores from January 2007 to August 2008, Group Product Manager from March 2005 to January 2007, Senior Product Manager from August 2004 to March 2005 and Product Manager from April 2003 to August 2004. Mr. Shoup holds a B.A. from the University of California, Los Angeles. As previously disclosed, Mr. Shoup has informed the Company that he will be stepping down from his position effective February 28, 2015 and will no longer be an officer after that date.

Scott Sorensen has served as our Chief Technology Officer since April 2013. Mr. Sorensen has been with us since June 2002 and has held multiple positions including Senior Vice President of Engineering, Vice President of Search and Vice President of Commerce. Prior to joining us, Mr. Sorensen was co-founder and Vice President of Engineering and then President at Coresoft Technologies. Mr. Sorensen was an engineering manager at WordPerfect / Novell and a software engineer at IBM. He holds a B.S in Computer Science from Brigham Young University.

Bruce Chizen has been a member of the Operating Committee since January 2013. Mr. Chizen is currently an independent consultant and has served as senior adviser to Permira Adviser LLP since 2008 and as a venture partner at Voyager Capital since 2009. Mr. Chizen served as a strategic adviser to Adobe Systems Incorporated, a provider of design, imaging and publishing software for print, internet and dynamic media production from 2007 through 2008. From 2000 to 2007, Mr. Chizen served as CEO of Adobe and as its president from 2000 to 2005. He also served as Adobe’s acting CFO from 2006 to 2007. From 1998 to 2000, he was Adobe’s executive vice president, Products and Marketing. Mr. Chizen joined Adobe Systems in 1994 and held various positions in its Consumer Products and Graphics Products divisions. He served as a director of Adobe from 2000 to 2008. Mr. Chizen also currently serves as a director of Oracle Corp. and Synopsys, Inc. The Operating Committee believes that Mr. Chizen’s qualifications to serve on the Operating Committee include extensive executive management experience along with Mr. Chizen’s financial expertise and significant audit and financial reporting knowledge.

Janice Chaffin has been a member of the Operating Committee since June 2013. Ms. Chaffin served as the Group President, Consumer Business Unit for Symantec Corporation from April 2007 until March 2013, when she retired from that position. From May 2006 to April 2007, Ms. Chaffin served as Symantec’s Executive Vice President and Chief Marketing Officer. Ms. Chaffin joined Symantec in May 2003 as Senior Vice President and Chief Marketing Officer. Prior to Symantec, Ms. Chaffin spent 21 years at Hewlett-Packard Company, where she held a variety of marketing and business management positions and most recently served as Vice President of Enterprise Marketing and Solutions. Ms. Chaffin is a member of the board of directors of International Game Technology (IGT), PTC, Inc. and Synopsys, Inc. She also serves as a member of the Audit Committees of IGT and Synopsys, Inc. Ms. Chaffin also serves on the board of visitors at the UCLA Anderson School of Management and the board of trustees of the Montalvo Arts Center and is a member of the advisory council of Illuminate Ventures. Ms. Chaffin previously served on the board of directors of Informatica Corporation (2001-2008), the duration of which she served on either the audit committee or the compensation committee. Ms. Chaffin graduated summa cum laude from the University of California, San Diego with a B.A. and earned an M.B.A. in business from the University of California, Los Angeles, where she was a Henry Ford Scholar. The Operating Committee believes that Ms. Chaffin’s qualifications to serve on the Operating Committee include her extensive experience advising technology companies along with her audit committee experience.

Brad Garlinghouse has been a member of the Operating Committee since July 2013. Mr. Garlinghouse served as the Chief Executive Officer and Chairman of the board of directors of Hightail a file collaboration service for both consumers and enterprise headquartered in Campbell, CA, from May 2012 to September 2014. Prior to joining Hightail, Mr. Garlinghouse was President of Consumer Applications at AOL from September 2009 through January 2012. Prior to AOL, Mr. Garlinghouse held various positions at Yahoo! from January 2003 to January 2009, culminating in the position of Senior Vice-President. Mr. Garlinghouse has also been CEO of Dialpad Communications, held management positions at SBC Communications and @Home Network and was an advisor to Silverlake Partners, a private equity fund, from January to September 2009. Mr. Garlinghouse also serves on the board of directors of Animoto and MC Industries. Mr. Garlinghouse holds a B.A. in economics from the University of Kansas and an M.B.A. from Harvard. The Operating Committee believes that Mr. Garlinghouse’s qualifications to serve on the Operating Committee include his extensive experience advising technology companies.

Victor Parker has been a member of the Operating Committee since January 2013. Mr. Parker served as an observer on the board of directors of the Predecessor since 2003 and served as one the Predecessor’s directors since 2006 until the completion of the Transaction in December 2012. Mr. Parker is a Managing Director of Spectrum Equity Investors, a private equity firm, and joined the firm in September 1998. He was previously at ONYX Software and was an associate at Summit Partners from October 1992 to June 1996. Mr. Parker serves on the board of directors of Demand Media, Inc., Lynda.com, Inc. and SurveyMonkey.com, LLC. He also is a board observer at iSelect Limited. Mr. Parker previously served on the board of directors of NetQuote, Inc. from September 2005 to July 2010 and on the board of Interbank FX, LLC from July 2007 to November 2011, both privately held entities. He holds an M.B.A. from Stanford Graduate School of Business and a B.A. from Dartmouth College. The Operating Committee believes Mr. Parker’s qualifications to serve on the Operating Committee include his financial experience, his experience advising technology companies and a long history and familiarity with Ancestry.com.

Dipan Patel has been a member of the Operating Committee since January 2015. Mr. Patel has been a Principal of Permira Advisers Ltd (“Permira”) since 2014. Mr. Patel joined Permira in 2009 and focuses on the technology, media, and telecommunications sectors. Prior to this, Mr. Patel was an Associate of The Gores Group LLC and was an Associate in the Communications & Media practice at Lehman Brothers Investment Bank. He has also had prior experience at Arthur Andersen and NM Rothschild Investment Bank. He serves as a Director of LegalZoom.com, Inc. Mr. Patel has a B.A. Honors degree in Economics from Cambridge University, during which he also attended Massachusetts Institute of Technology. The Operating Committee believes Mr. Patel’s qualifications to serve on the Operating Committee include his extensive financial experience and his experience advising technology companies.

Brian Ruder has been a member of the Operating Committee since December 2012. Mr. Ruder joined Permira as a Partner in 2008 and became Head of the Menlo Park office in 2010. He is Co-Head of the team that focuses on investments in the technology, media and telecommunications sector. From 2000-2008, Mr. Ruder was Partner at Francisco Partners where he covered investments in the software and services sector. He has also worked with Hellman & Friedman and in Corporate Finance for Morgan Stanley. Mr. Ruder is also a member of the operating committees of Genesys Telecommunications and Metamorph and a member of the board of directors of Foundation 9 Entertainment. Mr. Ruder has a degree in Mathematics and Philosophy from Harvard College and an MBA from Harvard Business School. The Operating Committee believes Mr. Ruder’s qualifications to serve on the Operating Committee include his extensive financial experience and his experience advising technology companies.

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

The members of this committee are Mr. Parker and Mr. Ruder. None of the current members of the Audit Committee are independent as defined under the rules of the Nasdaq Stock Market or meet the additional independence requirements for audit committee members under Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We believe that each member of our Audit Committee meets the financial statement literacy requirements of the Nasdaq listing standards and are audit committee financial experts, as defined under applicable SEC rules.

Compensation Committee

The Compensation Committee oversees our overall compensation structure, policies and programs, and assesses whether our compensation structure establishes appropriate incentives for officers and employees. The Compensation Committee reviews and recommends to the Operating Committee corporate goals and objectives relevant to compensation of our Chief Executive Officer and reviews and approves corporate goals and objectives relevant to compensation of our other executive officers. The Compensation Committee evaluates the performance of these officers in light of those goals and objectives, recommends to the Operating Committee the compensation of the Chief Executive Officer and approves the compensation of our other executive officers, including all individuals named with Mr. Sullivan in the Summary Compensation Table (with Mr. Sullivan, the “named executive officers”). Finally, the Compensation Committee recommends to the Operating Committee any employment-related agreements, any proposed severance arrangements or change of control or similar agreements with respect to our Chief Executive Officer and approves any employment-related agreements, any proposed severance arrangements or change of control or similar agreements with respect to our other executive officers. The Compensation Committee also administers the issuance of stock options and other awards for Ancelux Topco S.C.A., a Luxembourg société en commandite par actions (“Topco”), under the Ancelux Topco S.C.A. Equity Incentive Plan (the “Topco Plan”). The Compensation Committee will review and evaluate, at least annually, the performance of the Compensation Committee and its members and the adequacy of the charter of the Compensation Committee. The Compensation Committee will also prepare a report on executive compensation, as required by the SEC rules, to be included in our annual report.

Mr. Sullivan, our President and Chief Executive Officer, reviews the performance of each named executive officer other than himself and makes recommendations regarding their compensation.

The members of our Compensation Committee are Mr. Chizen and Mr. Ruder. None of the current members of the Compensation Committee are independent under the Nasdaq listing standards.

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

Item 11. Executive Compensation

Compensation Committee Interlocks and Insider Participation

In 2014, our Compensation Committee was composed of Mr. Chizen and Mr. Sanders. Mr. Sanders was replaced in January 2015 by Mr. Ruder. None of the members of our Compensation Committee is, or was in 2014, an officer or employee of the company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Operating Committee or Compensation Committee.

Summary Compensation Table

The following table sets forth the portion of compensation paid to named executive officers that is attributable to services performed during fiscal years 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Timothy Sullivan, President & Chief Executive Officer	2014	350,000	—	—	57,617	407,617
	2013	350,000	2,141,164	371,000	154,268	3,016,432
Howard Hochhauser, Chief Financial Officer (and Chief Operating Officer)	2014	300,000	—	—	484,269	784,269
	2013	300,000	2,141,164	238,500	1,406,741	4,086,405
Rob Singer, Chief Marketing Officer	2014	240,000	211,750	72,000	9,414	533,164

(1)	The amounts included in the “Option Awards” column represent the grant date fair value computed in accordance with FASB Accounting Standards Codification Topic 718. The valuation assumptions used in determining such amounts are described in Note 8. Stock-Based Awards to the audited Consolidated Financial Statements included elsewhere in this annual report.
(2)	Amounts reflected in this column are awards earned pursuant to Ancestry.com LLC’s and its subsidiaries’ (the “Company’s”) Performance Incentive Plan, as described in further detail below.
(3)

Amounts in this column include the following: dividend equivalent bonus payments made in 2014 in connection with the PIK Notes offerings with respect to the common stock of Ancestry US Holdings Inc. (“Holdings”) that Messrs. Sullivan and Hochhauser hold. Although shareholders of Holdings generally did not receive a distribution from the proceeds of the PIK Notes offering, the terms of the applicable rollover option agreements provided that Messrs. Sullivan and Hochhauser were entitled to an equitable adjustment with respect to their Holdings shares in the event of certain corporate transactions at Topco. Accordingly, we made payments to the executives in respect of their Holdings shares in an amount equal to the amount of the distribution to which the executives would have been entitled had their Holdings shares been an equivalent number of Topco shares. The payments during 2014 were in the amount of $51,159 for Mr. Sullivan and $478,261 for Mr. Hochhauser. Such amounts for 2014 were comprised of the payment in respect of the Holdings shares (which was equal to $36,187 for Mr. Sullivan and $338,290 for Mr. Hochhauser) and an additional gross-up payment (which was equal to $14,972 for Mr. Sullivan and $139,971 for Mr. Hochhauser) intended to put the executives in an after-tax position that was substantially similar to that in which they would have been had they owned the shares in Topco directly at the time of the offering.

Additionally, this column includes other benefits, such as premiums paid by the Company for the named executive officers’ disability, life insurance and accidental death and dismemberment coverage and 401(k) matching contributions.

Executive Agreements

On December 28, 2012, each of Mr. Sullivan and Mr. Hochhauser entered into an amended and restated employment agreement. The agreements provide for employment without a specified term. Pursuant to the agreements, Messrs. Sullivan and Hochhauser are entitled to base salaries in the amount of $350,000 and $300,000, respectively. Mr. Sullivan is eligible to receive a target annual bonus equal to a percentage of his base salary, which will be determined by the Board of Managers of our indirect parent company based on Mr. Sullivan’s performance, but in no event will such target be less than 100% of his base salary. Mr. Hochhauser is eligible to receive a target annual bonus equal to 75% of his base salary. In addition, Mr. Sullivan’s agreement provides that he will be a member of the Operating Committee of the Company for as long as he remains Chief Executive Officer of the Company. Each of the executives is required to abide by a perpetual confidentiality restrictive covenant and covenants that prohibit (i) competition with the Issuer and its affiliates and (ii) solicitation of employees, customers, suppliers and distributors of the Issuer and its affiliates.

Mr. Singer is a party to an employment agreement dated October 19, 2010, which was amended on November 12, 2012, and which remains in effect. The agreement provides for at-will employment without a specified term. The agreement, as currently in effect, provides for an annual base salary equal to $240,000 and a target annual bonus equal to 60% of Mr. Singer’s base salary.

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

Annual Incentive Awards

The Company maintains the Performance Incentive Program, pursuant to which annual bonuses are payable to the named executive officers and other participants. Under the Performance Incentive Program, each year (generally during the first quarter) the Compensation Committee establishes company-wide financial performance objectives, which serve as the basis for determining the amount of bonuses to be paid under the program. For 2014, two corporate performance measures were used to calculate the annual bonus pool: total revenues and adjusted EBITDA. Both measures are subject to adjustment for certain unusual or one-time events under the terms of the plan. In addition, adjusted EBITDA for purposes of this calculation excludes the expense incurred for the bonus pool. We use total revenues because the Operating Committee considers it a consistent measure of growth and market acceptance. We use adjusted EBITDA because it is a measure of operating performance that excludes items that we do not consider indicative of our core performance. For purposes of the 2014 Performance Incentive Plan, the calculation of these measures for 2014 excluded the financial impact of interest accrued to be paid on restricted cash held pending resolution of the shareholder appraisal litigation, professional services related to litigation and costs associated with the return of capital distribution paid in February 2014 by our parent. The Compensation Committee determined target levels for each of these goals in consultation with management and taking into account our performance for the immediately preceding year.

The 2014 Performance Incentive Program provided for total revenue and adjusted EBITDA-based corporate performance measures, with a minimum percentage threshold of either 95% of target adjusted EBITDA or 98% of target total revenue. The maximum bonus pool would have been created upon attainment of both 108% of the EBITDA target or greater and 105% of the total revenue target or greater. Performance between the minimum and maximum would have been determined according to a matrix (with performance between the whole integers listed in the matrix being interpolated). The Company did not meet the established total revenue and EBITDA targets for 2014; however, due to accomplishments achieved by the Company during 2014 toward meeting long-term strategic objectives, the Operating Committee elected to pay bonuses to employees and certain executive officers. The Company funded a bonus pool of 70% of each employee’s and non-executive officer’s target bonus percentage of salary and 50% of each executive officer’s target bonus percentage of salary, excluding Mr. Sullivan and Mr. Hochhauser, plus $280,000 to be allocated amongst high performing employees. Mr. Sullivan and Mr. Hochhauser did not receive a bonus.

Individual employees received bonuses in amounts greater or less than 70% of their target bonuses depending on their respective manager’s discretion on how to allocate the dollars within the pool allocated to their respective groups. The amounts of these awards paid to the named executive officers are disclosed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

2015 Performance Incentive Plan

On February 17, 2015, the Compensation Committee approved the 2015 Performance Incentive Plan, which provides for revenue and adjusted EBITDA-based corporate performance measures. For this purpose, the determination of adjusted EBITDA is subject to adjustment based on budgetary changes, extraordinary events and one-time costs and certain add-backs (such as the bonus pool). No bonus pool will be created if performance is below either 94% of target adjusted EBITDA or 97% of target revenue. The maximum bonus pool will be created upon attainment of both 106% of the EBITDA target or greater and 103% of the revenue target or greater. Performance between the minimum and maximum is determined pursuant to a matrix of bonus pool amounts.

Individual payments made from the pool to each participant in the 2015 Performance Incentive Plan, including the named executive officers, will be based on each named executive officer’s target bonus percentage of salary, as such amount may be adjusted by (1) the achievement of individual performance goals, (2) individual performance ratings, (3) business unit performance and (4) such other factors as the Compensation Committee may determine.

Equity Incentive Plan

We believe that stock options and restricted share units are effective tools for meeting our compensation goal of increasing long-term stockholder value. In determining the size of an equity award, the Compensation Committee takes into account company and individual performance (generally consisting of financial performance as compared to our internal operating plan for the year with no specific targets in mind, as well as a subjective, qualitative review of each named executive officer’s contribution to the success of the business), internal pay equity considerations and the value of existing long-term incentive awards.

Awards granted in 2014 and 2013 were granted under the Topco Plan, which is described in further detail below. Awards granted prior to December 28, 2012, the date the Predecessor was acquired by Permira funds and co-investors (“the Transaction”), and still outstanding, were granted under the Ancestry.com Inc. 2009 Stock Incentive Plan (the “Predecessor Plan”).

Ancelux Topco S.C.A. Equity Incentive Plan

Topco has adopted the Topco Plan, pursuant to which grants of options or restricted share units with respect to “investor interests” in Topco may be made to service providers of Topco or its subsidiaries. An “investor interest” is a bundled security in Topco consisting of one ordinary share of Topco and one share of each class of Class A shares of Topco outstanding. The purpose of the Topco Plan is to assist Topco to attract, retain, incentivize and motivate officers and employees of, consultants to and non-employee directors providing services to Topco and its subsidiaries and affiliates and to promote the success of Topco’s business by providing such participating individuals with a proprietary interest in the performance of Topco. Under the Topco Plan, an aggregate of 613,710 investor interests may be the subject of grants of options or restricted share units (subject to adjustment as provided in the Plan).

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

Grants of restricted share units under the plan have been made to certain employees of the Company but not to any named executive officers.

Predecessor’s Equity Plans

Prior to the Transaction, our named executive officers were eligible to receive long-term equity-based incentive awards with respect to the common stock of the Predecessor pursuant to one of several equity incentive plans maintained by the Predecessor. The named executive officers had received grants of incentive stock options, nonqualified stock options and restricted stock units under the Predecessor equity plans

In connection with the Transaction, Messrs. Sullivan and Hochhauser each entered into a restricted stock unit rollover agreement with Topco. Pursuant to these agreements, certain of the restricted stock units held by Messrs. Sullivan and Hochhauser prior to the Transaction were converted into restricted share units with respect to shares of Topco. In connection with the Transaction, Topco assumed the underlying equity plans of the Predecessor pursuant to which the rolled over equity awards were granted. The rolled over restricted share units remain subject to the vesting schedule to which they were subject prior to the Transaction. Treatment of outstanding equity awards held by the named executive officers upon a change in control are described below under the heading “Potential Payments Upon Termination or Change in Control.”

Outstanding Equity Awards at Fiscal Year End(1)

	Option Awards(2)						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date(3)	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Yet Vested ($)(7)
Timothy Sullivan	—	19,772	(4)	66.44	(6)	5/10/2023	20,750	(8)	1,743,000
	—	4,944	(5)	77.48	(6)	12/13/2023	—		—
Howard Hochhauser	10,645	19,772	(4)	66.44	(6)	5/10/2023	10,323	(9)	867,132
	2,660	4,944	(5)	77.48	(6)	12/13/2023	—		—
Rob Singer	5,812	10,796	(4)	66.44	(6)	5/10/2023	—		—
	1,452	2,700	(5)	77.48	(6)	12/13/2023	—		—
	—	5,415	(5)	77.48		3/4/2024	—		—
	—	1,476	(5)	84.00		5/9/2024	—		—

(1)	Each Investor Interest represents ownership of one Ordinary Share and one of each class of the outstanding Special Shares of Ancelux Topco SCA, which as of January 31, 2015, represents a total of six shares.
(2)	The number of securities set forth in the table above represents the number of investor interests subject to the option or the restricted share units, as applicable.
(3)	The expiration date for each of these options is the date that is ten years after the initial grant date.
(4)	The stock options granted under the Topco Plan and vest with respect to 5% of the investor interests on the grant date and the remainder of the investors interests vest in equal quarterly installments over the next 54 months thereafter beginning on July 1, 2013.
(5)	The stock options granted under the Topco Plan and vest with respect to 20% of the investor interests on the January 1st following the grant date and the remainder of the investors interests vest in equal quarterly installments over the next 48 months thereafter.
(6)	The exercise price per investor interest of these options was reduced to account for distributions that were made to shareholders of Topco in connection with the private offering of the PIK Notes in September 2013 and February 2014. The amount of the reduction was equal to the per investor interest distribution that Topco shareholders received in the offering.
(7)	Market value is calculated by multiplying the number of investor interests subject to the restricted share units that have not yet vested by $84.00, which is the per investor interest price as of December 31, 2014.
(8)	Represents restricted share units of Topco that were converted from restricted stock units of the Predecessor in the Transaction. They were granted under the Ancestry.com Inc. 2009 Stock Incentive Plan. Thirty-three percent of these restricted share units vested on May 16, 2014, thirty-three percent vest on May 16, 2015 and thirty-four percent vest on May 16, 2016.
(9)	Represents restricted share units of Topco that were converted from restricted stock units of the Predecessor in the Transaction. They were granted under the Ancestry.com Inc. 2009 Stock Incentive Plan. These restricted share units vest ratably on a quarterly basis over a four-year period commencing on the first anniversary of the date of grant.

Retirement Benefit Programs

We offer our executive officers who reside and work in the United States, including our named executive officers, retirement benefits, including participation in the Company’s 401(k) Plan (the “401(k) Plan”) in the same manner as other employees. Pursuant to the 401(k) Plan, executive officers are eligible to receive, at the discretion of the Company, company matching contributions. The named executive officers each received matching contributions under the 401(k) Plan for 2014 and 2013 of $3,000.

Potential Payments Upon Termination or Change in Control

Under the employment agreements for Messrs. Sullivan and Hochhauser, if the executive is terminated by the Company without “Cause” or resigns for “Good Reason,” as those terms are defined in their respective agreements, he will receive in 12 equal monthly installments a sum equal to 12 months of salary and one times his average annual bonus payment over the three preceding fiscal years. If the executive is terminated within three months before or 24 months after a “Change of Control” (as defined in the applicable agreement), without Cause or he resigns for Good Reason, he will receive a lump sum payment equal to two times the sum of his salary and the average annual bonus he earned over the prior three years. In either case, the executive will be entitled to reimbursement of COBRA premiums and life insurance premiums for 18 months and a pro rata portion of the annual bonus he would have earned for the year of termination based on the company’s actual results, generally payable with the bonus payments for that year. The payment of the foregoing severance is subject to the executive executing a release of claims in favor of the Company and its affiliates and the executive complying with the terms of any restrictive covenant to which he is subject. In addition, upon the termination of Messrs. Sullivan or Hochhauser by the Company without Cause or due to the executive’s disability, or upon a resignation by the executives for Good Reason, any outstanding rollover restricted share units in Topco (i.e., restricted units that were converted from restricted stock units of the Predecessor in the Transaction) held by the executive that remain unvested shall become fully vested.

Pursuant to his employment agreement, Mr. Singer is eligible for severance benefits consisting of base salary for six months and reimbursement of COBRA premiums for three months if his employment is terminated by the Company without “Cause” or if Mr. Singer resigns for “Good Reason,” each as defined in his employment agreement. If such a termination occurs within three months before or 12 months after a “Change of Control” (as defined in the agreement), then (i) the period of reimbursement for COBRA premiums increases to six months. The severance is paid out over six months. In addition, Mr. Singer would be entitled to an additional lump sum severance payment equal to 80% of his average annual bonus payment over the preceding two years, prorated based on the number of months he was employed by us in the year of termination. Mr. Singer’s entitlement to the foregoing severance is subject to him executing a release of claims in favor of the Company and its affiliates.

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

Compensation of Directors

We have not formalized a compensation policy for the members of our Operating Committee; however, the following table summarizes the fees and other compensation that our non-employee directors earned for services as members of our Operating Committee and any committee of the Operating Committee for the year ended December 31, 2014.

Director Compensation for Year 2014

Name	Fees Earned or Paid in Cash ($)
Bruce Chizen	255,377
Janice Chaffin	50,192
Brad Garlinghouse	51,371
Victor Parker (1)	—
Brian Ruder (1)	—
Richard Sanders (1)(2)	—

(1)	Although directors that are members of or otherwise associated with the Permira entities or Spectrum entities do not receive compensation in their individual capacity for their services as directors, we pay fees to each of Permira and Spectrum, as described in additional detail in “Certain Relationships and Related Transactions, and Director Independence—Transaction Fee and Monitoring Agreement” below.
(2)	Richard Sanders resigned from the Operating Committee in January 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of January 31, 2015 certain information regarding the beneficial ownership of Ancestry.com LLC by:

•	each person who beneficially owns five percent or more of the membership interests of Ancestry.com LLC;

•	each of the members of the Operating Committee and named executive officers of Ancestry.com LLC individually; and

•	each of the members of the Operating Committee and executive officers of Ancestry.com LLC as a group.

All of the membership interests of Ancestry.com LLC are held indirectly by Topco. Accordingly, all of the ownership of Ancestry.com LLC represented in the chart below reflects the holders’ effective pecuniary interest in Ancestry.com LLC held through such holders’ interest in Topco. The ownership percentages shown below are based on 26,414,550 shares of Topco outstanding as of January 31, 2015.

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

Name and Address of Beneficial Owner	Percentage of Ancestry.com LLC Beneficially Owned
Ancelux Topco S.C.A.(1)	100.0%
Permira Advisers LLC(2) 3000 Sand Hill Road Menlo Park, CA 94025	92.7%
Spectrum Equity Investors V, L.P. and an affiliate(3) c/o Spectrum Equity Investors 140 New Montgomery 20 th floor San Francisco, CA 94105	7.3%
Timothy Sullivan(4)	9.0%
Howard Hochhauser(5)	1.7%
Rob Singer (6)	*
Bruce Chizen(7)	*
Janice Chaffin(8)	*
Brad Garlinghouse(9)	*
Victor Parker(10)	7.3%
Brian Ruder(11)	92.7%
Dipan Patel(12)	92.7%
All members of the Operating Committee and executive officers as a group (12 persons)(13)	100.0%

*	Less than 1%.
(1)	Topco is a holding company with no assets or liabilities other than its indirect ownership of one hundred percent of Ancestry.com LLC.
(2)	Permira IV Continuing L.P.1, Permira IV Continuing L.P.2, Permira Investments Limited and P4 Co-Investment L.P. (collectively, “Permira IV”), which are investment funds advised by Permira Advisers LLC, collectively indirectly own 12,888,330 shares, or approximately 48.8%, of Topco. Permira Advisers LLC may be deemed to beneficially own, in the aggregate, 92.7% of the Company because (i) Permira Advisers LLC is an investment advisor to Permira IV, (ii) Permira IV controls Topco and, other than with respect to the 1,935,624 shares, or approximately 7.3%, of Topco beneficially owned by the Spectrum Funds, has the power to the vote of all of the shares of Topco and (iii) currently has dispositive power over all of the shares of Topco. Mr. Ruder is a member of Permira Advisers LLC, part of the Permira group. Mr. Patel is a member of Permira Advisers LLP, an affiliate of Permira Advisers LLC and part of the Permira group. Mr. Ruder, Mr. Patel and Permira Advisers LLC each expressly disclaim beneficial ownership of the Company owned indirectly by Topco and Permira IV, except to the extent of their pecuniary interest therein, if any.
(3)	Spectrum Equity Investors V, L.P. (“SEI V”) and Spectrum V Investment Managers’ Fund, L.P. (“IMF V” and, together with SEI V, the “Spectrum Funds”) beneficially own in the aggregate 1,935,624 shares, or approximately 7.3%, of Topco. Mr. Parker is a managing director of the general partner of the general partner of SEI V and a managing director of the general partner of IMF V. Mr. Parker expressly disclaims beneficial ownership of the Company owned indirectly by Topco.
(4)	Mr. Sullivan (i) beneficially owns 34,212 shares in Topco; (ii) beneficially owns 2,329,872 shares of Topco through his ownership interest in Purefoy, LLC; and (iii) holds options with respect to 22,818 Topco shares that are currently vested or will vest within 60 days following January 31, 2015, which represents the vested portion of 148,296 outstanding options to purchase shares of Topco.

(5)	Mr. Hochhauser (i) beneficially owns 330,186 shares of Topco; (ii) holds options with respect to 102,648 shares of Topco that were granted following the Transaction that are currently vested or that will vest within 60 days following January 31, 2015, which represents the vested portion of 228,126 outstanding options to purchase shares of Topco; and (iii) holds RSUs with respect to 7,740 shares of Topco that will vest within 60 days of January 31, 2015, which represents the vested portion of the right to receive a total of 61,938 shares of Topco.
(6)	Mr. Singer (i) beneficially owns 3,870 shares of Topco; and (ii) holds options with respect to 66,372 shares of Topco that were granted following the Transaction that are currently vested or that will vest within 60 days following January 31, 2015, which represents the vested portion of 165,906 outstanding options to purchase shares of Topco.
(7)	Mr. Chizen (i) beneficially owns 96,780 shares of Topco through Chizen Family Investment Partnership, L.P.; and (ii) holds options with respect to 34,518 shares of Topco that are currently vested or that will vest within 60 days following January 31, 2015, which represents the vested portion of 76,728 outstanding options to purchase shares of Topco.
(8)	Ms. Chaffin (i) beneficially owns 9,678 shares of Topco; and (ii) holds options with respect to 6,774 shares of Topco that are currently vested or that will vest within 60 days following January 31, 2015, which represents the vested portion of 19,356 outstanding options to purchase shares of Topco.
(9)	Mr. Garlinghouse (i) beneficially owns 3,870 shares of Topco; and (ii) holds options with respect to 6,774 shares of Topco that are currently vested or that will vest within 60 days following January 31, 2015, which represents the vested portion of 19,356 outstanding options to purchase shares of Topco.
(10)	Mr. Parker owns no shares of Topco directly. By virtue of being an authorized officer of Spectrum Equity, Mr. Parker may be deemed to have or share beneficial ownership of interests beneficially owned by Spectrum Equity. Mr. Parker expressly disclaims beneficial ownership of such interests, except to the extent of his pecuniary interest therein, if any.
(11)	Mr. Ruder owns no shares of Topco directly. By virtue of being a member of Permira Advisers LLC, part of the Permira group, Mr. Ruder may be deemed to have or share beneficial ownership of interests beneficially owned by Permira Advisers LLC. Mr. Ruder expressly disclaims beneficial ownership of such interests, except to the extent of his pecuniary interest therein, if any.
(12)	Mr. Patel owns no shares of Topco directly. By virtue of being a member of Permira Advisers LLP, an affiliate of Permira Advisers LLC and part of the Permira group, Mr. Patel may be deemed to have or share beneficial ownership of interests beneficially owned by Permira Advisers LLC. Mr. Patel expressly disclaims beneficial ownership of such interests, except to the extent of his pecuniary interest therein, if any.
(13)	The number of percentage ownership of all members of the Operating Committee and executive officers, as a group, reflects (i) all of the 92.7% interest deemed to be owned by Permira Advisers LLC, with respect to which Mr. Ruder and Mr. Sanders may be deemed to share beneficial ownership, (ii) the 7.3% interest deemed to be owned by the Spectrum Funds, with respect to which Mr. Parker may be deemed to share beneficial ownership (which beneficial ownership Mr. Parker expressly disclaims), and (iii) the shares of Topco owned indirectly by the members of the Operating Committee and the executive officers of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

From time-to-time, we enter into transactions in the normal course of business with related parties. See Note 13 to the audited Consolidated Financial Statements for additional information regarding related party transactions.

Monitoring Agreement

Pursuant to a monitoring agreement with Permira and Spectrum we pay an annual advisory fee in the aggregate amount of $1.5 million and reimburse Permira and Spectrum for all reasonable expenses that they incur in connection with providing management services to us. The monitoring agreement also includes customary indemnification provisions. We incurred $1.6 million under these agreements in each of the fiscal years ended December 31, 2014 and 2013.

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

Director Independence

Our Operating Committee has determined that Ms. Chaffin and Mr. Garlinghouse are independent under the rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed for professional services rendered by Ernst & Young LLP for the years ended December 31, 2014 and 2013:

Fee Category	Year ended December 31, 2014	Year ended December 31, 2013
Audit Fees	$994,299	$1,047,954
Audit-Related Fees	9,200	—
Tax Fees	289,043	244,766
All Other Fees	1,995	—

Total Fees	$1,294,537	$1,292,720

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

The Audit Committee pre-approved all services performed in 2014 and 2013.

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

Consolidated Statements of Member’s Interests/Stockholders’ Equity

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of October 21, 2012, by and among Global Generations International Inc., Global Generations Merger Sub Inc. and Ancestry.com Inc.	8-K	001-34518	October 22, 2012	2.1

3.1	Certificate of Formation of Ancestry.com LLC	S-4	333-189129-16	June 6, 2013	3.1

3.2††	Third Amended and Restated Limited Liability Company Agreement of Ancestry.com LLC					X

4.1	Indenture, dated as of December 28, 2012, among Global Generations Merger Sub Inc., Anvil US 1 LLC and Wells Fargo Bank, National Association, as trustee	S-4	333-189129-16	June 6, 2013	4.1

4.1.1	Supplemental Indenture, dated as of December 28, 2012, among Ancestry.com Inc., Anvil US 1 LLC, Global Generations International Inc., Ancestry.com LLC, Ancestry.com DNA, LLC, TGN Services, LLC, We’re Related, LLC, Ancestry.com Operations Inc., iArchives, Inc. and Wells Fargo Bank, NA, as trustee.	10-K	333-189129-16	Feb. 28, 2014	4.1.1

4.1.2	Second Supplemental Indenture, dated as of January 28, 2013, among Ancestry.com Inc., Anvilire Limited, Anvilire One Limited, Ancelux 3 S.á r.l., Ancelux 4 S.á r.l., Anvil US 2 LLC and Wells Fargo Bank, NA, as trustee.	10-K	333-189129-16	Feb. 28, 2014	4.1.2

4.1.3	Third Supplemental Indenture, dated as of May 10, 2013, among Ancestry.com Inc., Ancestry.com LLC, Ancestry Information Operations Company, Ancestry International DNA Company and Wells Fargo Bank, NA, as trustee.	10-K	333-189129-16	Feb. 28, 2014	4.1.3

4.1.4	Fourth Supplemental Indenture, dated as of May 10, 2013, among Ancestry.com Inc., Ancestry.com LLC, Ancestry Ireland DNA LLC and Wells Fargo Bank, NA, as trustee.	10-K	333-189129-16	Feb. 28, 2014	4.1.4

4.1.5	Fifth Supplemental Indenture, dated as of September 27, 2013, among Ancestry.com Inc., Ancestry.com LLC, Anvilire Two and Wells Fargo Bank, NA, as trustee.	10-K	333-189129-16	Feb. 28, 2014	4.1.5

4.1.6	Sixth Supplemental Indenture, dated as of December 23, 2013, among Ancestry.com Inc., Ancestry.com LLC, Find A Grave, Inc. and Wells Fargo Bank, NA, as trustee.	10-K	333-189129-16	Feb. 28, 2014	4.1.6

4.1.7	Seventh Supplemental Indenture, dated as of December 29, 2014, among Ancestry.com Inc., Ancestry.com LLC, Ancestryhealth.com, LLC, Ancestry International DNA, LLC and Wells Fargo Bank, NA, as trustee.					X

4.2	Form of 11.00% Senior Notes due 2020 (included as part of Exhibit 4.1 above)	S-4	333-189129-16	June 6, 2013	4.2

4.3	Registration Rights Agreement, dated as of December 28, 2012, among Global Generations Merger Sub Inc., Anvil US 1 LLC and Morgan Stanley & Co. LLC, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and RBC Capital Markets, LLC as representatives of the initial purchasers	S-4	333-189129-16	June 6, 2013	4.3

4.3.1	Joinder to the Registration Rights Agreement, dated as of December 28, 2012, among Ancestry.com Inc., Global Generations International Inc., Ancestry.com LLC, Ancestry.com DNA, LLC, iArchives, Inc., Ancestry.com Inc., Global Generations International Inc., Ancestry.com LLC, Ancestry.com DNA, LLC, iArchives, Inc., TGN Services, LLC, We’re Related, LLC and Ancestry.com Operations Inc. and Morgan Stanley & Co. LLC, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and RBC Capital Markets, LLC as representatives of the initial purchasers	S-4	333-189129-16	June 6, 2013	4.3.1

10.1	MyFamily.com, Inc. Executive Stock Plan	S-1/A	333-160986	Sept. 15, 2009	10.3

10.2	Generations Holdings, Inc. 2008 Stock Purchase and Option Plan	S-1/A	333-160986	Sept. 15, 2009	10.4

10.3	Amendment No. 1 to Generations Holdings, Inc. 2008 Stock Purchase and Option Plan	10-K	001-34518	Mar. 8, 2011	10.5

10.4	Ancestry.com Inc. 2009 Stock Incentive Plan	S-1/A	333-160986	Sept. 15, 2009	10.5

10.5	Amendment No. 1 to Ancestry.com Inc. 2009 Stock Incentive Plan	10-K	001-34518	Mar. 8, 2011	10.7

10.6	Third Amended and Restated Ancelux Topco S.C.A. Equity Incentive Plan	10-Q	333-189129-16	May 7, 2014	10.1

10.7	Form of Option Agreement (Sullivan and Hochhauser) for Ancelux Topco S.C.A. Equity Incentive Plan	S-4	333-189129-16	June 6, 2013	10.9

10.8	Form of Option Agreement (Other Officers) for Ancelux Topco S.C.A. Equity Incentive Plan	S-4	333-189129-16	June 6, 2013	10.10

10.9	Form of Option Agreement (General Form) for Ancelux Topco S.C.A. Equity Incentive Plan	S-4	333-189129-16	June 6, 2013	10.26

10.10	Form of Restricted Share Unit Agreement for Ancelux Topco S.C.A. Equity Incentive Plan	S-4	333-189129-16	June 6, 2013	10.27

10.11	Credit and Guaranty Agreement, dated as of December 28, 2012, among Ancestry.com Inc., Ancestry.com LLC (f/k/a Anvil US 1 LLC), Ancestry US Holdings Inc. (f/k/a Global Generations International Inc.), the subsidiary guarantors party thereto, the several lenders party thereto and Barclays Bank PLC, as administrative agent.	S-4	333-189129-16	June 6, 2013	10.1

10.11.1	Amendment No. 1, dated as of May 15, 2013, among Ancestry.com Inc., Ancestry.com LLC (f/k/a Anvil US 1 LLC), Ancestry US Holdings Inc. (f/k/a Global Generations International Inc.), the subsidiary guarantors party thereto, the several lenders party thereto and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.	S-4	333-189129-16	June 6, 2013	10.1.1

10.11.2	Amendment No. 2, dated as of December 30, 2013, among Ancestry.com Inc., Ancestry.com LLC (f/k/a Anvil US 1 LLC), Ancestry US Holdings Inc. (f/k/a Global Generations International Inc.), the subsidiary guarantors party thereto, the several lenders party thereto and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.	10-K	333-189129-16	Feb. 28, 2014	10.11.2

10.11.3	Guarantor Joinder Agreement, dated as of January 28, 2013, between Ancestry International LLC (f/k/a Anvil US 2 LLC) and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.	10-K	333-189129-16	Feb. 28, 2014	10.11.3

10.11.4	Guarantor Joinder Agreement, dated as of January 28, 2013, among Ancelux 3 S.á r.l., Ancelux 4 S.á r.l. and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.	10-K	333-189129-16	Feb. 28, 2014	10.11.4

10.11.5	Guarantor Joinder Agreement, dated as of January 28, 2013, between Anvilire (f/k/a Anvilire Limited) and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.	10-K	333-189129-16	Feb. 28, 2014	10.11.5

10.11.6	Guarantor Joinder Agreement, dated as of January 28, 2013, between Anvilire One (f/k/a Anvilire One Limited) and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.	10-K	333-189129-16	Feb. 28, 2014	10.11.6

10.11.7	Guarantor Joinder Agreement, dated as of May 10, 2013, between Ancestry Ireland DNA LLC and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.	10-K	333-189129-16	Feb. 28, 2014	10.11.7

10.11.8	Guarantor Joinder Agreement, dated as of May 10, 2013, among Ancestry Information Operations Company, Ancestry International DNA Company and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.	10-K	333-189129-16	Feb. 28, 2014	10.11.8

10.11.9	Guarantor Joinder Agreement, dated as of September 27, 2013, between Anvilire Two and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.	10-K	333-189129-16	Feb. 28, 2014	10.11.9

10.11.10	Guarantor Joinder Agreement, dated as of December 23, 2013, between Find A Grave, Inc. and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.	10-K	333-189129-16	Feb. 28, 2014	10.11.10

10.11.11	Guarantor Joinder Agreement, dated as of December 29, 2014, between Ancestryhealth.com, LLC and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.					X

10.11.12	Guarantor Joinder Agreement, dated as of December 29, 2014, between Ancestry International DNA, LLC and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.					X

10.12	Transaction and Monitoring Fee Agreement, dated as of December 28, 2012, by and among Ancestry.com Inc., Permira IV Limited, Permira Advisers LLC and Applegate & Collatos, Inc.	S-4	333-189129-16	June 6, 2013	10.2

10.13	Ancestry.com Inc. Description of 2014 Performance Incentive Program	10-K	333-189129-16	Feb. 28, 2014	10.14

10.14	Ancestry.com Inc. Description of 2015 Performance Incentive Program					X

10.15	Form of Indemnification Agreement to be entered into with each director, the CEO, CFO and the GC.	S-1/A	333-160986	Oct. 20, 2009	10.19

10.16	Employment Letter by and between Timothy Sullivan and Ancestry.com Inc., dated December 28, 2012	S-4	333-189129-16	June 6, 2013	10.13

10.17	Amended and Restated Employee Rollover Stock Option Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Timothy Sullivan	S-4	333-189129-16	June 6, 2013	10.21

10.18	Amended and Restated Employee Rollover Restricted Stock Unit Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Timothy Sullivan	S-4	333-189129-16	June 6, 2013	10.23

10.19	Amendment to the Amended and Restated Employee Rollover Stock Option Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Timothy Sullivan	10-Q	333-189129-16	Oct. 31, 2013	10.2

10.20	Employment Letter by and between Howard Hochhauser and Ancestry.com Inc., dated December 28, 2012	S-4	333-189129-16	June 6, 2013	10.14

10.21	Amended and Restated Employee Rollover Stock Option Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Howard Hochhauser	S-4	333-189129-16	June 6, 2013	10.22

10.22	Amended and Restated Employee Rollover Restricted Stock Unit Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Howard Hochhauser	S-4	333-189129-16	June 6, 2013	10.24

10.23	Amendment to the Amended and Restated Employee Rollover Stock Option Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Howard Hochhauser	10-Q	333-189129-16	Oct. 31, 2013	10.3

10.24	Employment Letter by and between William Stern and Ancestry.com Inc., dated June 29, 2009	S-1/A	333-160986	Sept. 15, 2009	10.24

10.25	Amendment No. 1, dated July 22, 2010, to Offer Letter dated June 29, 2009, between William Stern and Ancestry.com Inc.	10-Q	001-34518	Nov. 2, 2010	10.6

10.26	Employment Letter by and between Eric Shoup and Ancestry.com Inc., dated March 30, 2010	10-K	001-34518	Mar. 8, 2011	10.34

10.27	Amendment No. 1, dated July 22, 2010, to Offer Letter dated March 30, 2010, between Eric Shoup and Ancestry.com Inc.	10-K	001-34518	Mar. 8, 2011	10.35

10.28	Amendment No. 2, dated April 26, 2011, to Offer Letter dated March 30, 2010, between Eric Shoup and Ancestry.com Inc.	10-Q	001-34518	May 3, 2011	10.4

10.29	Employment Letter by and between Scott Sorensen and Ancestry.com Inc., dated March 9, 2012	S-4	333-189129-16	June 6, 2013	10.18

10.30	Employee Rollover Restricted Stock Unit Agreement by and among Ancelux Topco S.C.A. and Scott Sorensen	S-4	333-189129-16	June 6, 2013	10.25

10.31	Employment Letter by and between Rob Singer and Ancestry.com LLC, dated October 19, 2010					X

14.1	Code of Business Conduct	10-K	333-189129-16	Feb. 28, 2014

21.1	List of Subsidiaries of Ancestry.com LLC					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates a management contract or compensatory plan
††	Filed herewith to reflect an updated Schedule I to the document previously filed as exhibit 3.1 to Form 10-Q (File No. 333-189129-16) filed with the Securities and Exchange Commission on October 31, 2013.

Report of Independent Registered Public Accounting Firm

The Operating Committee

Ancestry.com LLC

We have audited the accompanying consolidated balance sheets of Ancestry.com LLC as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), member’s interests / stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013, the period from December 29, 2012 through December 31, 2012 (successor) and the period from January 1, 2012 through December 28, 2012 (predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ancestry.com LLC at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years ended December 31, 2014 and 2013, the period from December 29, 2012 through December 31, 2012 (successor) and the period from January 1, 2012 through December 28, 2012 (predecessor), in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 19, 2015

ANCESTRY.COM LLC

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$108,494	$86,554
Restricted cash	49,086	60,740
Accounts receivable, net of allowances of $540 and $605 at December 31, 2014 and December 31, 2013, respectively	11,241	11,382
Income tax receivable	458	3,285
Current deferred income taxes	5,277	20,350
Prepaid expenses and other current assets	12,143	11,530

Total current assets	186,699	193,841
Property and equipment, net	37,106	37,613
Content databases, net	282,815	272,758
Intangible assets, net	269,054	416,735
Goodwill	948,283	948,283
Other assets	28,514	35,512

Total assets	$1,752,471	$1,904,742

LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable	$11,515	$12,575
Accrued expenses	47,029	51,923
Acquisition-related liabilities	49,086	60,640
Deferred revenues	145,010	137,864
Current portion of long-term debt	47,495	36,760

Total current liabilities	300,135	299,762
Long-term debt, net	824,742	869,620
Deferred income taxes	115,461	185,553
Other long-term liabilities	16,406	9,110

Total liabilities	1,256,744	1,364,045
Commitments and contingencies
Member’s interests:
Member’s interests	666,830	693,072
Accumulated deficit	(171,103)	(152,375)

Total member’s interests	495,727	540,697

Total liabilities and member’s interests	$1,752,471	$1,904,742

See accompanying notes to Consolidated Financial Statements

ANCESTRY.COM LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Successor			Predecessor
	Year ended		Period from	Period from
	December 31, 2014	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012
Revenues:
Subscription revenues	$553,810	$499,557	$3,194	$451,744
Product and other revenues	65,734	40,834	264	31,883

Total revenues	619,544	540,391	3,458	483,627
Costs of revenues:
Cost of subscription revenues	95,899	86,889	639	62,943
Cost of product and other revenues	43,654	28,553	184	22,960

Total cost of revenues	139,553	115,442	823	85,903

Gross profit	479,991	424,949	2,635	397,724
Operating expenses:
Technology and development	94,221	85,723	642	77,512
Marketing and advertising	168,536	145,103	1,145	138,073
General and administrative	60,971	55,691	381	45,995
Amortization of acquired intangible assets	147,681	185,193	1,472	16,551
Transaction-related expenses	—	—	102,264	7,104

Total operating expenses	471,409	471,710	105,904	285,235

Income (loss) from operations	8,582	(46,761)	(103,269)	112,489
Interest expense, net	(69,680)	(97,837)	(730)	(1,065)
Other income (expense), net	(368)	(655)	—	742

Income (loss) before income taxes	(61,466)	(145,253)	(103,999)	112,166
Income tax benefit (expense)	42,738	65,553	31,324	(41,377)

Net income (loss)	$(18,728)	$(79,700)	$(72,675)	$70,789

See accompanying notes to Consolidated Financial Statements

ANCESTRY.COM LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Successor			Predecessor
	Year ended		Period from	Period from
	December 31, 2014	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012
Net income (loss)	$(18,728)	$(79,700)	$(72,675)	$70,789
Other comprehensive income
Foreign currency translation adjustments	—	—	—	381

Other comprehensive income	—	—	—	381

Total comprehensive income (loss)	$(18,728)	$(79,700)	$(72,675)	$71,170

See accompanying notes to Consolidated Financial Statements

ANCESTRY.COM LLC

CONSOLIDATED STATEMENTS OF MEMBER’S INTERESTS/STOCKHOLDERS’ EQUITY

(in thousands)

	Member’s Interests	Common Shares	Amount	Additional Paid-In Capital	Treasury Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Member’s Interests/ Stockholders’ Equity
Predecessor
Balance as of December 31, 2011	$—	47,898	$48	$374,948	(5,105)	$(162,168)	$564	$97,117	$310,509
Shares issued from the exercise and vesting of stock-based awards, net	—	1,837	2	8,673	—	—	—	—	8,675
Income tax benefit from stock awards	—	—	—	9,916	—	—	—	—	9,916
Stock-based compensation	—	—	—	15,509	—	—	—	—	15,509
Repurchase of common stock	—	—	—	—	(541)	(12,832)	—	—	(12,832)
Foreign currency translation adjustment	—	—	—	—	—	—	381	—	381
Net income	—	—	—	—	—	—	—	70,789	70,789

Balance as of December 28, 2012	—	49,735	50	409,046	(5,646)	(175,000)	945	167,906	402,947
Successor
Elimination of Predecessor equity structure	—	(49,735)	(50)	(409,046)	5,646	175,000	(945)	(167,906)	(402,947)
Capital contribution in connection with the acquisition of Predecessor	619,756	—	—	—	—	—	—	—	619,756
Fair-value adjustment of rollover equity awards	45,275	—	—	—	—	—	—	—	45,275
Stock-based compensation	3,845	—	—	—	—	—	—	—	3,845
Income tax benefit from stock awards	13,145	—	—	—	—	—	—	—	13,145
Net loss	—	—	—	—	—	—	—	(72,675)	(72,675)

Balance as of December 31, 2012	682,021	—	—	—	—	—	—	(72,675)	609,346
Investor interests issued under stock plans, net of shares withheld for employee taxes	(138)	—	—	—	—	—	—	—	(138)
Stock-based compensation	8,340	—	—	—	—	—	—	—	8,340
Proceeds from member’s capital contributions	2,557	—	—	—	—	—	—	—	2,557
Income tax benefit from stock awards	292	—	—	—	—	—	—	—	292
Net loss	—	—	—	—	—	—	—	(79,700)	(79,700)

Balance as of December 31, 2013	693,072	—	—	—	—	—	—	(152,375)	540,697

Stock-based compensation	8,009	—	—	—	—	—	—	—	8,009
Proceeds from member’s capital contributions	26	—	—	—	—	—	—	—	26
Income tax benefit from stock awards	3,333	—	—	—	—	—	—	—	3,333
Return-of-capital distributions	(37,610)	—	—	—	—	—	—	—	(37,610)
Net loss	—	—	—	—	—	—	—	(18,728)	(18,728)

Balance as of December 31, 2014	$666,830	—	$—	$—	—	$—	$—	$(171,103)	$495,727

See accompanying notes to Consolidated Financial Statements

ANCESTRY.COM LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor			Predecessor
	Year ended		Period from	Period from
	December 31, 2014	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012
Operating activities:
Net income (loss)	$(18,728)	$(79,700)	$(72,675)	$70,789
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	21,498	16,931	—	14,699
Amortization of content databases	29,074	26,781	216	11,328
Amortization of acquired intangible assets	147,681	185,193	1,472	16,551
Amortization of debt-related costs	9,350	26,898	64	463
Deferred income taxes	(55,019)	(70,633)	570	(915)
Stock-based compensation expense	8,004	8,324	3,845	15,421
Excess tax benefits from stock-based compensation	(4,063)	(292)	(13,145)	(10,500)
Non-cash adjustment to deferred revenues	—	21,115	—	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	141	(293)	(4,454)	879
Other assets	336	(1,878)	496	(3,723)
Income taxes, net	10,768	45,867	(31,662)	14,360
Accounts payable and other liabilities	(868)	(15,130)	27,684	5,571
Deferred revenues	7,146	(204)	2,254	18,578

Net cash provided by (used in) operating activities	155,320	162,979	(85,335)	153,501
Investing activities:
Capitalization of content databases	(37,566)	(22,239)	—	(23,538)
Purchases of property and equipment	(21,821)	(26,714)	—	(20,776)
Acquisitions of businesses, net of cash acquired	—	(9,000)	(1,352,744)	(114,506)

Net cash used in investing activities	(59,387)	(57,953)	(1,352,744)	(158,820)
Financing activities:
Proceeds from exercise of stock options	—	457	—	11,922
Taxes paid related to net share settlement of stock-based awards	—	(595)	—	(3,247)
Proceeds from debt	—	—	943,200	70,000
Principal payments on debt	(37,572)	(47,896)	—	(80,000)
Payment of deferred financing costs	—	(8,938)	(38,033)	—
Excess tax benefits from stock-based compensation	4,063	292	13,145	10,500
Return-of-capital distributions	(37,610)	—	—	—
Payment of contingent consideration	(2,900)	—	—	—
Member’s capital contributions	26	2,557	555,418	—
Repurchases of common stock	—	—	—	(12,832)

Net cash provided by (used in) financing activities	(73,993)	(54,123)	1,473,730	(3,657)
Effect of changes in foreign currency exchange rates on cash and cash equivalents	—	—	—	29
Net increase (decrease) in cash and cash equivalents	21,940	50,903	35,651	(8,947)

Cash and cash equivalents at beginning of period, less cash acquired	86,554	35,651	—	48,998

Cash and cash equivalents at end of period	$108,494	$86,554	$35,651	$40,051

Supplemental disclosures of cash flow information:
Cash paid for interest	$60,450	$70,311	$—	$1,368
Cash paid (received) for income taxes	1,334	(40,601)	—	27,156
Supplemental disclosures of non-cash investing and financing activities:
Member’s capital contribution from the rollover of Predecessor common stock & stock-based awards	—	—	109,613	—

See accompanying notes to Consolidated Financial Statements

ANCESTRY.COM LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ancestry.com LLC (the “Parent”) is a holding company and all operations are conducted by its wholly-owned subsidiaries. Ancestry.com LLC and its subsidiaries are collectively referred to as the “Successor”, “Ancestry.com” or the “Company.” Ancestry.com is an online family history resource that derives revenue primarily on a subscription basis from providing customers access to a proprietary technology platform and an extensive collection of billions of historical records that have been digitized, indexed and made available online.

Ancestry.com LLC is a wholly-owned subsidiary of Ancestry.com Holdings LLC (“Holdings LLC”), which is controlled by Permira funds and co-investors (the “Sponsors”). Holdings LLC is a holding company with no material operations and limited assets other than its ownership of the membership interests of Ancestry.com LLC. Holdings LLC is not individually responsible for any liabilities of Ancestry.com LLC or its subsidiaries solely for reason of being a member or participating in the management of Ancestry.com LLC.

On October 21, 2012, the Company’s predecessor, Ancestry.com Inc. (the “Predecessor” or “Issuer”), entered into a definitive merger agreement (the “Merger Agreement”) with Global Generations Merger Sub Inc. (the “Merger Sub”) and its parent company, Ancestry US Holdings Inc. (“Holdings”), to acquire the Predecessor for $32.00 per share of common stock (the “Merger”). Holdings is a wholly-owned subsidiary of Ancestry.com LLC, which is controlled by the Sponsors. On December 28, 2012, pursuant to the Merger Agreement, the Parent through its wholly-owned subsidiaries completed its acquisition of the Predecessor for approximately $1.5 billion. The Merger and all activity related to the Merger is referred to collectively as the “Transaction.” Other than the change of control, the Company’s primary business activities remain unchanged after the Transaction.

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

The Company regularly evaluates its estimates to determine their appropriateness, including testing goodwill for impairment, recoverability of long-lived assets, income taxes, determination of the fair value of stock options included in stock-based compensation expense, timing for recognition of AncestryDNA revenues and the determination of the fair value of acquired intangible assets and goodwill in a business combination, among others. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable, the results of which form the basis for the amounts recorded within the Consolidated Financial Statements.

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

Product and other revenues are generated from sales of AncestryDNA testing services, Family Tree Maker desktop software, genealogical research services, shipping revenue and other products and services. The Company recognizes revenue from sales of its DNA testing services when the DNA results are delivered to the customer or when the likelihood of the DNA kit being submitted by the customer for testing is remote, as determined based on historical return patterns. Sales of desktop software and other products sold directly from the Company’s website are recognized upon shipment, net of estimated returns, provided that collectability is reasonably assured and there are no significant performance obligations. Other service revenues, such as genealogical research services, are recognized upon completion of the service. Shipping fees billed to customers are included in product and other revenues, and related shipping costs are included in cost of product and other revenues.

Deferred revenues represent the amounts received from customers for which the performance obligation has not been fulfilled. Deferred revenues are expected to be recognized as revenue within one year based on subscription durations and expected fulfillment dates.The Company bundles its subscription services with other Ancestry products. For bundles containing multiple elements, revenue is allocated to the elements based on their relative selling price in accordance with the selling price hierarchy. Generally, the stand-alone selling price for each deliverable is determined by vendor specific objective evidence of fair value (“VSOE”), if such information is available. VSOE, generally, only exists when the Company sells the deliverable on a stand-alone basis and the majority of the selling prices fall within a reasonably narrow pricing range. In the absence of VSOE, third-party evidence of the selling price is used. Where neither VSOE nor third-party evidence exists for a given element, management’s best estimate of the selling price is used. Key factors that the Company considers in developing its best estimate of the selling price include historical sales prices, prices the Company charges for similar offerings, and the Company’s current pricing strategy. The subscription element is recognized over its estimated subscription period, and other product elements are recognized upon shipment of the product or completion of the service.

The Company also periodically enters into agreements with third-parties to facilitate sales of its products and services and records revenue on either a gross or net basis in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-45, “Revenue Recognition – Principal Agent Considerations.” In determining the appropriate treatment, the Company considers factors such as identification of the primary obligor, latitude in establishing price, determining product or service specifications and credit risk.

In certain sales transactions, the Company is required to collect and remit sales and value-added taxes. The Company accounts for these taxes on a net basis and such taxes are not included in revenues on the Consolidated Statements of Operations.

The Company maintains an allowance for future subscription cancellations and product returns based on historical trends and data specific to each reporting period. The historical cancellation and returns rates are applied to the current period’s revenues as a basis for estimating future returns. Actual customer subscription cancellations and product returns are charged against this allowance or against deferred revenue to the extent that revenue has not yet been recognized. This allowance has been reflected as a reduction of revenue and accounts receivable.

The following table summarizes the activity for the allowance for future subscription cancellations and product returns (in thousands):

	Successor			Predecessor
	Year Ended		Period from	Period from
	December 31, 2014	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012
Balance at beginning of period	$605	$661	$661	$527
Amounts reserved against revenue	2,289	1,900	—	2,176
Actual returns	(2,354)	(1,956)	—	(2,042)

Balance at end of period	$540	$605	$661	$661

Cost of Revenues

Cost of subscription revenues consists of amortization of content databases, web server operating costs, personnel-related costs of web support and customer service employees, credit card processing fees and outside service costs for customer services. Web server operating costs include depreciation, software licensing on web servers and related equipment and web hosting costs.

Cost of product and other revenue consists of AncestryDNA service costs, personnel-related costs of customer service and other product fulfillment employees, direct costs of products sold, shipping costs, and credit card processing fees.

Certain Risks and Concentrations

Financial instruments that potentially subject the Company to credit risk consist principally of cash equivalents and accounts receivable. Cash equivalents are comprised of money market funds. Accounts receivable are unsecured and include receivables from businesses and individual customers. No one customer accounted for more than 10% of the Company’s revenues for the years ended December 31, 2014 and 2013, the period from December 29, 2012 to December 31, 2012 and the period from January 1, 2012 to December 28, 2012. One customer accounted for 14% and 13% of accounts receivable at December 31, 2014 and 2013, respectively. The customer that accounted for more than 10% of the Company’s accounts receivable balances, which are not material as a percentage of revenues, is a business with extended payment terms that is responsible for the sale of various Company services.

Cash and Cash Equivalents

Cash and cash equivalents consists of highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash consists primarily of cash held on behalf of stockholders who exercised their appraisal rights in connection with the Transaction and related to acquisitions completed by the Predecessor. As of December 31, 2014 and 2013, the Company had restricted cash of $49.1 million and $60.7 million, respectively, all of which is classified as current assets on the Consolidated Balance Sheet.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest-bearing. Accounts receivable consists of credit card charges processed by the Company’s credit card processors but not yet deposited into a Company bank account and receivables from businesses with extended payment terms responsible for the sale of various Company services and products. The Company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. The allowance for doubtful accounts was immaterial as of December 31, 2014 and 2013.

Inventory

Inventory consists primarily of DNA testing and packaging materials, which are classified as raw materials, and DNA testing kits, which are classified as finished goods and are stated at lower of cost or market. Cost is determined using the first-in, first-out method. The Company maintains an allowance for excess and obsolete inventory based on historical product sales and current inventory levels. Inventory is included in prepaid expenses and other current assets on the Consolidated Balance Sheets. Net inventory was immaterial as of December 31, 2014 and 2013.

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

Content Databases

Content databases consists of historical family history records, including census records, birth records, marriage records, death records, immigration documents, photographs, maps, military records, newspapers and other collections that the Company has accumulated in its databases. These records have been digitized and indexed to allow subscribers to search and view the content online and include the costs to acquire or license the historical records, costs incurred by Company employees or by third parties to scan, key and index the content and the fair value allocated to content databases in business acquisitions. The Company also occasionally enters into non-monetary exchanges in order to obtain content records, which are accounted for under ASC 845 Nonmonetary Transactions. The Company generally amortizes content databases on a straight-line basis over ten years after the content is released for viewing on the Company’s websites. The amortization expense associated with content databases is included in cost of subscription revenues in the Consolidated Statements of Operations. Costs to renew or extend the term of licensed content databases are expensed over the life of the license.

Software Development Costs

The Company capitalizes certain internal-use software and website development costs during the application and development stage related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. These costs are generally amortized on an accelerated basis over the estimated useful life of the asset. Costs associated with minor enhancements and maintenance for our websites are expensed as incurred.

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

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized but rather tested for impairment at least annually or more frequently if events or changes in circumstances indicate that it may be impaired. The Company conducts its annual impairment test as of November 30th based on a single reporting unit. Impairment loss, if any, is recognized when the fair value of goodwill is less than its carrying value. No impairment losses related to goodwill were recognized for the years ended December 31, 2014 and 2013, the period from December 29, 2012 to December 31, 2012 and the period from January 1, 2012 to December 28, 2012.

Intangible Assets

The Company amortizes its finite lived intangible assets over their estimated useful lives, ranging from one to 10 years using methods which approximate the pattern in which the underlying economic benefits are consumed.

Recoverability of Long-Lived Assets

The Company reviews content databases, property and equipment and intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows that the asset or asset group is expected to generate. If assets are determined to be impaired, the impairment loss to be recognized equals the amount that the carrying value of the asset or group of assets exceeds its fair value. Impairment losses recognized for the years ended December 31, 2014 and 2013, the period from December 29, 2012 to December 31, 2012 and from January 1, 2012 to December 28, 2012 were immaterial.

Debt Financing Costs

Costs related to debt financing are deferred and amortized to interest expense over the terms of the underlying debt instruments using the effective-interest method. See Note 7 for further discussion.

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

Foreign Currency

The financial statements of foreign subsidiaries whose functional currency is the U.S. dollar are remeasured into U.S. dollars using period-end or historical exchange rates for assets and liabilities and average exchange rates for the period for revenues and expenses. Net foreign currency remeasurement gains and losses are included in other income (expense), net in the accompanying Consolidated Statements of Operations. Foreign currency remeasurement gains and (losses), net were immaterial for the years ended December 31, 2014 and 2013, for the period from December 29, 2012 to December 31, 2012 and for the period from January 1, 2012 to December 28, 2012.

Net gains and (losses) related to foreign currency transactions are included in other income (expense), net in the accompanying Consolidated Statements of Operations. Net gains and (losses) from foreign currency transactions were immaterial for the years ended December 31, 2014 and 2013, the period from December 29, 2012 to December 31, 2012 and the period from January 1, 2012 to December 28, 2012.

Stock-Based Compensation

The Company’s stock-based compensation plan allows (and the Predecessor’s stock-based compensation allowed) for the issuance of stock-based awards, including stock options and restricted share units (“RSUs”) to employees, officers and directors. As of December 31, 2014 and 2013, outstanding stock-based awards are in an indirect parent entity of the Company. Each award represents a contingent right to receive an equivalent investor interest upon exercise of the option or vesting of an RSU. The Predecessor’s awards represented a contingent right to one share of the Predecessor’s common stock.

Stock-based compensation expense is recorded by amortizing the fair value of each stock-based award expected to vest on a straight-line basis over the requisite service period for each separate vesting portion of the award. The fair value of each stock option award is calculated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires various assumptions, including fair value of the underlying investor interest or stock, volatility, expected option life, risk-free interest rate and expected dividends. The fair value of the underlying investor interest is determined based on the fair value as of the grant date. The fair value of the Predecessor’s common stock was determined based on the closing price of the Predecessor’s common stock on the stock option grant date. The fair value of RSUs is based on the value of the investor interest or the closing price of the Predecessor’s common stock on the date of grant.

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

Because the Company’s indirect parent entity is privately held and there is no public market for its equity, the fair value of an investor interest is determined by the Company’s Operating Committee, which considered numerous objective and subjective factors to determine the fair value of its investor interests at each meeting at which awards were approved. The factors included, but were not limited to: (i) estimates of fair value completed by third-party valuation firms; (ii) the Company’s actual operating and financial results; (iii) current business conditions and projections; and (iv) the lack of marketability.

Investor interests for RSUs are issued on their respective vesting dates, generally, net of the minimum statutory tax withholding requirements. As a result, the actual number of investor interests issued will generally be fewer than the actual number of RSUs outstanding.

Leases

Leases are categorized at their inception as either operating or capital leases. Lease costs, including any rent holidays or other incentives, are recognized on a straight-line basis over the term of the lease.

External Marketing and Advertising

External marketing and advertising costs are expensed as incurred. Total external marketing and advertising expenses were $143.8 million and $120.2 million for the years ended December 31, 2014 and 2013, respectively, $1.0 million for the period from December 29, 2012 to December 31, 2012 and $116.6 million for the period from January 1, 2012 to December 28, 2012.

Research and Development

All expenditures for research and development are charged to technology and development expense as incurred.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. This guidance is effective for public companies for interim and annual periods beginning on or after December 15, 2016. For non-public companies, this guidance is effective for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is not permitted under U.S. GAAP. As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), the Company has elected to delay adoption of new or revised accounting standards applicable to public companies until such pronouncements are made applicable to private companies. Once effective, entities can choose to apply the standard using either a full retrospective approach or a modified retrospective approach. The Company has not yet selected a transition method and is currently assessing the potential impact that this standard will have on its Consolidated Financial Statements.

2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Cash	$63,995	$47,271
Cash equivalents:
Money market funds	44,499	39,283

Total cash and cash equivalents	$108,494	$86,554

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

Cash equivalents are classified as Level 1 as they have readily available market prices in an active market. There were no movements between fair value measurement levels of the Company’s cash equivalents during the years ended December 31, 2014 and 2013. The following table summarizes the financial instruments of the Company at fair value based on the valuation approach applied to each class of security as of December 31, 2014 (in thousands):

	Fair Value Measurement at Reporting Date Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market funds	$44,499	$44,499	$—	$—

Total assets	$44,499	$44,499	$—	$—

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

The carrying amounts as of December 31, 2014 and December 31, 2013 for accounts receivable and accounts payable approximated their fair values due to the immediate or short-term maturities of these financial instruments. As of December 31, 2014 and 2013, the fair value of debt was $911.8 million and $974.7 million, respectively. The fair value of debt was considered a Level 2 measurement as the value was determined using observable market inputs, such as current interest rates, credit quality and prices observable from less active markets.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Computer equipment	$49,779	$33,362
Purchased software	7,148	6,572
Furniture and fixtures	6,507	4,243
Leasehold improvements	11,917	10,313

Gross property and equipment	75,351	54,490
Less: accumulated depreciation	(38,245)	(16,877)

Net property and equipment	$37,106	$37,613

5. CONTENT DATABASES

Content databases consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Content databases	$298,737	$279,837
Content databases not yet placed in service	40,142	19,911

Gross content databases	338,879	299,748
Less: accumulated amortization	(56,064)	(26,990)

Content databases, net	$282,815	$272,758

As of December 31, 2014, future content database amortization expense is expected to be $29.9 million for each of the next five years.

6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014			December 31, 2013
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Subscriber relationships and contracts	$221,400	$(155,112)	$66,288	$221,400	$(88,789)	$132,611
Core technology	247,300	(147,713)	99,587	247,300	(82,072)	165,228
Trademarks and trade names	118,170	(24,390)	93,780	118,170	(12,240)	105,930
Other intangible assets	16,530	(7,131)	9,399	16,530	(3,564)	12,966

Intangible assets	$603,400	$(334,346)	$269,054	$603,400	$(186,665)	$416,735

The following schedule summarizes the future expected amortization expense of acquired intangible assets as of December 31, 2014 for the years indicated (in thousands):

Years ended December 31,
2015	$109,317
2016	71,015
2017	30,588
2018	11,814
2019	11,701

There were no changes in the carrying amounts of goodwill during the year ended December 31, 2014.

7. DEBT

Credit Facility

In December 2012, the Issuer entered into a credit facility, which as amended on May 15, 2013 and December 30, 2013 (the “Second Amended Credit Facility”) consists of a $457.1 million amended Term B-1 Loan (the “Amended Term B-1 Loan”) maturing in December 2018, a $165.0 million amended Term B-2 Loan (the “Amended Term B-2 Loan”) maturing in May 2018 and a $50.0 million revolving facility (the “Revolving Facility”) expiring in December 2017. As of December 31, 2014, no funds had been drawn against the Revolving Facility. Borrowings under the Revolving Facility may be used for the purpose of working capital, capital expenditures and other general corporate purposes. The Second Amended Credit Facility allows the Issuer to borrow additional amounts up to $150.0 million plus any amount up to a pro forma total net secured leverage ratio (“Total Net Secured Leverage Ratio”), as defined in the Second Amended Credit Facility, of 4.00 to 1.00 and subject to market availability. Additional amounts can be borrowed subject to covenants in the Second Amended Credit Facility.

Amounts borrowed under the Amended Term B-1 Loan are required to be paid in equal quarterly installments totaling 1% of the amended principal amount of the Amended Term B-1 Loan annually, with the balance payable upon maturity. Amounts borrowed under the Amended Term B-2 Loan are payable in equal quarterly installments of $8.25 million, with the balance payable upon maturity. Additionally, subject to certain conditions, mandatory repayments are required to be made annually beginning in 2015 upon delivery of the 2014 audited financial statements. Mandatory repayments are required up to 50% of excess cash flow, based on the Company’s Total Net Secured Leverage Ratio and net cash proceeds of certain other transactions as calculated at the end of each fiscal year. The Issuer can elect to apply a mandatory repayment as a reduction to the next eight quarterly required payments on a pro-rata basis. For the year ended December 31, 2014, the excess cash flow mandatory repayment is $21.6 million, which is expected to be paid in March 2015. The Issuer anticipates electing to apply the mandatory repayment as a reduction to the next eight quarterly required payments on a pro-rata basis, as permitted under the terms of the Second Amended Credit Facility.

The Amended Term B-1 Loan, Amended Term B-2 Loan and Revolving Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable margin plus, at the Issuer’s option, either: (a) a base rate determined by reference to the highest of (i) the Barclays Bank PLC prime rate at such time, (ii) 0.50% in excess of the overnight federal funds rate at such time and (iii) the LIBOR rate that is in effect for a LIBOR loan with an interest period of one month plus 1.00%, provided that the base rate for the

Amended Term B-1 Loan and Amended Term B-2 Loan is not less than 2.00% per annum; or (b) a LIBOR rate, provided that the LIBOR rate for the Amended Term B-1 Loan and the Amended Term B-2 Loan is not less than 1.00% per annum. The applicable margin shall mean either: (a) in the case of a base rate Amended Term B-1 Loan, 2.50%, and in the case of a base rate Amended Term B-2 Loan, 2.00%, or (b) in the case of a LIBOR Amended Term B-1 Loan, 3.50%, and in the case of a LIBOR Amended Term B-2 Loan, 3.00%. As of December 31, 2014, the interest rates on the Amended Term B-1 Loan and Amended Term B-2 Loan were equal to a LIBOR floor of 1.00% plus applicable margins of 3.50% and 3.00%, respectively. The applicable margin for the Revolving Facility is subject to step-ups and step-downs based on the Company’s Total Net Secured Leverage Ratio. The Issuer is also required to pay a commitment fee of 0.50% per annum on the unutilized commitments under the Revolving Facility, which fee decreases to 0.375% if the Total Net Secured Leverage Ratio is less than or equal to 2.75 to 1.00. The effective interest rates of both the Amended Term B-1 Loan and Amended Term B-2 Loan are approximately 5.9%.

The Second Amended Credit Facility permits restricted payments, including dividends, out of available amounts, as defined in the Second Amended Credit Facility. The available amount formulation includes a starter amount of $25.0 million and is adjusted annually upon the delivery of the Company’s audited financial statements beginning with respect to the year ended December 31, 2014. Available amounts are adjusted based on the calculation of 50% of the Company’s annual retained excess cash flow. Separately, the Second Amended Credit Facility has a general basket for restricted payments of $40.0 million. As of December 31, 2014 and December 31, 2013, the Company was in compliance with all covenants of the Second Amended Credit Facility.

The Second Amended Credit Facility also requires the Issuer to maintain an interest rate protection agreement for a period of not less than three years from the closing date such that not less than 50% of the outstanding debt of the Issuer and its restricted subsidiaries at the closing date is (i) subject to an interest rate protection agreement or (ii) fixed-rate borrowings. Accordingly, the Issuer has interest rate cap agreements with a $190.0 million total notional amount that cap the three-month LIBOR rate at 1.50% expiring March 31, 2016. This agreement, in conjunction with the fixed interest rate borrowings discussed below, met the stipulations prescribed by the Second Amended Credit Facility. The Issuer, at its discretion, has also entered into interest rate cap agreements with a $200.0 million total notional amount effective on March 31, 2016 that caps the three-month LIBOR rate at 2.00% expiring December 30, 2016. Changes in the fair value of the interest rate cap are recorded in the Consolidated Statements of Operations during the period of the change. The fair value and the change in fair value of the interest rate caps as of and for the years ended December 31, 2014 and 2013 were immaterial.

As noted above, in May and December 2013, the Company completed repricings of its credit facility primarily to achieve more favorable interest rates. In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company performed an analysis on a creditor-by-creditor basis resulting in the effects of the May 2013 and December 2013 repricings being accounted for as either a debt modification or an extinguishment. For the portion of the term loans that was considered to be modified, there was no acceleration of amortization of the associated original issue discount and deferred financing costs. For the portion of the term loans that was considered extinguished, the Company accelerated the amortization of the associated original issue discount and deferred financing costs. In total, the Company recognized $17.2 million of additional interest expense during the year ended December 31, 2013 due to the effects of both repricings.

As of December 31, 2014, the original issue discounts associated with the Term B-1 Loan and the Term B-2 Loan of $0.9 million and $11.4 million were classified within current portion of long-term debt and long-term debt, net, respectively and deferred financing costs of $1.0 million and $13.1 million were classified within prepaid expense and other current assets and as other assets, respectively, on the Consolidated Balance Sheets. The original issue discount and deferred financing costs will be amortized over the remaining loan terms using the effective interest method. In 2014, interest expense included $9.4 million due to the amortization of original issue discount and deferred financing costs.

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

The indenture governing the Notes generally permits restricted payments, as defined in the indenture, including dividends, out of a cumulative basket, which grows quarterly based on 50% of the Company’s cumulative consolidated net income, since October 1, 2012. In addition, as a condition to making such payments, the Company must be in compliance with a pro-forma fixed-charge coverage ratio greater than or equal to 2.0 to 1.0. Separately, the indenture has a general basket for such payments of the greater of $50.0 million or 2.5% of total assets.

Outstanding long-term debt consists of the following (in thousands):

	December 31, 2014			December 31, 2013
	Outstanding Principal	Unamortized Discount	Net Carrying Amount	Outstanding Principal	Unamortized Discount	Net Carrying Amount
Term B-1 Loan	$452,533	$(10,051)	$442,482	$457,104	$(12,285)	$444,819
Term B-2 Loan	132,000	(2,245)	129,755	165,000	(3,439)	161,561
Notes	300,000	—	300,000	300,000	—	300,000

Total debt	884,533	(12,296)	872,237	922,104	(15,724)	906,380
Less: Current portion	(48,348)	853	(47,495)	(37,571)	811	(36,760)

Long-term debt	$836,185	$(11,443)	$824,742	$884,533	$(14,913)	$869,620

The following is a schedule by year of future principal payments as of December 31, 2014 (in thousands):

Years Ending December 31,	Term B-1 Loan	Term B-2 Loan	Notes	Total
2015	$5,882	$42,466	$—	$48,348
2016	3,260	23,534	—	26,794
2017	4,571	33,000	—	37,571
2018	438,820	33,000	—	471,820
2019	—	—	—	—
Thereafter	—	—	300,000	300,000

Total future principal payments	$452,533	$132,000	$300,000	$884,533

Ancestry.com Holdings LLC Senior Unsecured PIK Notes

On September 17, 2013, the Company’s parent, Holdings LLC, closed a private offering of $300.0 million aggregate principal amount of senior unsecured payment-in-kind toggle notes due October 15, 2018. On February 3, 2014, Holdings LLC closed an additional private follow-on offering of $100.0 million aggregate principal amount of senior unsecured payment-in-kind toggle notes, which have identical terms (other than issue date and issue price) and constitute part of the same series as the notes under the indenture dated as of September 17, 2013 (collectively, the “PIK Notes”). The follow-on offering was issued at 103%, resulting in an original issue premium of $3.0 million. Holdings LLC subsequently distributed the proceeds of the follow-on offering, net of related fees and expenses, to its indirect parent entity to fund a return-of-capital distribution to its indirect parent entity’s shareholders and stock-based award holders.

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

The PIK Notes are senior unsecured obligations of Holdings LLC and are structurally subordinated to all the Company’s existing and future indebtedness. Additionally, the Company did not guarantee the PIK Notes, nor were any of its assets pledged as collateral for the PIK Notes. As the Company is not an obligor or a guarantor on the PIK Notes, the debt is recorded only in the financial statements of Holdings LLC and is not reflected in the Consolidated Financial Statements of Ancestry.com LLC. While not required, the Company paid its parent, Holdings LLC, distributions of $37.6 million in 2014 to pay accumulated interest on the PIK Notes. The Company intends to make future distributions to Holdings LLC related to the PIK Notes, provided that such distributions are permitted under the covenants of the Second Amended Credit Facility and the Notes.

8. STOCK-BASED AWARDS

Successor

The Company’s indirect parent adopted the Ancelux Topco S.C.A. Equity Incentive Plan (the “Topco Plan”), which provides for employees, directors and consultants of the Company to be granted options and restricted share units (“RSUs”), which represent the option to purchase or rights to own investor interests in an indirect parent entity of the Company, respectively. Under the Topco Plan, an aggregate of 613,710 investor interests may be the subject of grants of options or restricted share units (subject to adjustment as provided in the Plan), of which 120,380 remain available for grant as of December 31, 2014. Additionally, in connection with the Transaction, the Company’s indirect parent adopted the Predecessor’s 2009 Stock Incentive Plan, the Generations Holding, Inc. Stock Purchase and Option Plan and the 2004 Stock Option Plan (the “Predecessor Plans”). The Company’s indirect parent does not anticipate issuing additional awards under the Predecessor’s plans. All awards granted and outstanding pursuant to these plans have a term not greater than ten years from the original date of grant.

In February 2014 and September 2013, the Company’s indirect parent entity paid return-of-capital distributions to its shareholders and stock-based award holders. Under the terms of the Topco Plan and the Predecessor Plans, an equitable adjustment was required to be made to all stock-based awards outstanding upon a return-of-capital distribution such that no dilution or enlargement of benefits occurred. The stock-based awards outstanding as of the date of the distribution were modified as follows:

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

In accordance with ASC 718, Stock Compensation, the changes to the awards were accounted for as a modification. As such, the fair value of each award immediately before and after the modification was compared and no incremental stock-based compensation cost was recognized.

The disclosures below for awards issued by the indirect parent entity for the year ended December 31, 2014 have been updated to retroactively reflect the effects of the return-of-capital distributions for the weighted-average exercise price of the options and weighted-average grant date fair value of the RSUs granted under the Topco Plan. Additionally, due to the Transaction in December 2012, the disclosures for the Successor and Predecessor periods are not comparable due to changes in the equity structure.

Stock Options

Stock options granted are in an indirect parent entity of the Company.

Each option in the indirect parent entity entitles the grantee to an investor interest in that entity upon exercise. Proceeds from option exercises are paid to the Company’s indirect parent entity, which issues the equity awards. The activity for stock options in the indirect parent entity of the Company for the year ended December 31, 2014 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Units	Exercise	Term	Price
	(in thousands)	Price	(in years)	(in thousands)
Outstanding at December 31, 2013	393	$63.74
Granted	143	79.03
Exercised	(58)	35.42
Forfeited/Expired	(32)	70.02

Outstanding at December 31, 2014	446	71.86	8.7	$5,411

Exercisable at December 31, 2014	92	68.64	8.5	1,414
Vested and expected to vest at December 31, 2014	414	71.53	8.7	5,167

The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires various assumptions, including fair value of the underlying investor interest or stock, volatility, expected option life, risk-free interest rate and expected dividends. The fair value of the underlying investor interest was based on the fair value on the grant date. The fair value of the Predecessor’s common stock was determined based on the closing price of the Predecessor’s common stock on the stock option grant date. The expected term was based on the remaining contractual term of the options and the expected exercise behavior of employees. Expected volatility was calculated based on the volatilities of a peer group of companies. The risk-free interest rate of the option is based on the U.S. Treasury rate for the expected term of the option. The following weighted-average assumptions were used in the Black-Scholes calculations for the years ended December 31, 2014 and 2013 and the period from January 1, 2012 to December 28, 2012:

	Successor			Predecessor
	Year Ended		Period from	Period from
	December 31, 2014	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012(1)	Jan. 1, 2012 to Dec. 28, 2012
Expected Volatility	46.0%	44.9%	—	47.5%
Expected term (in years)	4.4	4.8	—	4.2
Weighted-average risk-free interest rate	1.5%	0.9%	—	0.7%
Weighted-average fair value of the underlying common stock	$79.03	$144.26	—	$23.33
Expected dividends	—	—	—	—

(1)	No options were granted during the Successor period from December 29, 2012 to December 31, 2012.

Additional information regarding stock options was as follows (in thousands, except per share data):

	Successor			Predecessor
	Year Ended		Period from	Period from
	December 31, 2014	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012(1)	Jan. 1, 2012 to Dec. 28, 2012
Weighted-average grant date fair value of options granted	$30.84	$56.44	—	$8.86
Total intrinsic value of options exercised	3,441	26,692	—	34,266

(1)	No options were granted or exercised during the Successor period from December 29, 2012 to December 31, 2012.

Restricted Share Units

Each RSU entitles the grantee to an investor interest in an indirect parent entity of the Company, or, at the discretion of the indirect parent entity, cash equal to the fair market value of the award at the settlement date. RSUs granted during the year ended December 31, 2014 generally vest over one year.

RSU activity for the year ended December 31, 2014 was as follows:

		Weighted
	Number of	Average
	Units	Grant Date
	(in thousands)	Fair Value
Outstanding at December 31, 2013	76	$69.12
Granted	1	77.48
Vested	(38)	69.23
Forfeited	(1)	75.06

Outstanding at December 31, 2014	38	69.04

The total fair value of RSUs that vested for the years ended December 31, 2014 and 2013 and the period from January 1, 2012 to December 28, 2012 were $3.3 million, $2.0 million and $10.4 million, respectively. No RSUs vested during the period from December 29, 2012 to December 31, 2012.

Summary of Stock-Based Compensation Expense

Stock-based compensation was included in the following captions within the Consolidated Statements of Operations (in thousands) for the following periods:

	Successor			Predecessor
	Year Ended		Period from	Period from
	December 31, 2014	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012
Cost of subscription revenues	$113	$190	$—	$896
Technology and development	3,206	4,080	—	7,758
Marketing and advertising	957	1,006	—	1,913
General and administrative	3,728	3,048	—	4,854
Transaction-related expenses	—	—	53,118	—

Total stock-based compensation	$8,004	$8,324	$53,118	$15,421

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

Unrecognized stock-based compensation for stock options and RSUs at December 31, 2014 was as follows (in thousands, except years):

	Unrecognized Stock-Based Compensation	Weighted Average Remaining Period of Recognition
Stock options	$13,607	3.5
RSUs	4,648	1.5

Total unrecognized stock-based compensation at December 31, 2014	$18,255

9. INCOME TAXES

Income (loss) before income taxes consisted of the following (in thousands):

	Successor			Predecessor
	Year Ended		Period from	Period from
	December 31, 2014	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012
Income (loss) before income taxes
United States	$(148,683)	$(197,976)	$(103,999)	$101,592
Foreign	87,217	52,723	—	10,574

Total income (loss) before income taxes	$(61,466)	$(145,253)	$(103,999)	$112,166

The income tax expense (benefit) consisted of the following (in thousands):

	Successor			Predecessor
	Year Ended		Period from	Period from
	December 31, 2014	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012
Current income tax (benefit):
Federal	$9,443	$2,769	$(29,721)	$37,992
State	2,456	1,040	(1,078)	1,867
Foreign	382	2,623	—	694

Total	12,281	6,432	(30,799)	40,553
Deferred income tax (benefit):
Federal	(54,314)	(68,549)	(506)	1,508
State	(3,747)	(3,381)	(19)	(944)
Foreign	3,042	(55)	—	260

Total	(55,019)	(71,985)	(525)	824

Income tax expense (benefit)	$(42,738)	$(65,553)	$(31,324)	$41,377

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before income tax expense as a result of the following (in thousands):

	Successor			Predecessor
	Year Ended		Period from	Period from
	December 31, 2014	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012
Computed expected tax expense (benefit)	$(21,513)	$(50,839)	$(36,400)	$39,258
State income taxes, net of federal tax benefit	(1,799)	(2,141)	(1,230)	1,405
Foreign taxes at rates other than 35%	(19,834)	(6,464)	—	(86)
Transaction-related expenses	—	—	5,526	759
Shareholder appraisal litigation related to the Transaction	3,655	442	—	—
Research and development tax credits	(2,384)	(6,671)	383	(350)
Other	(863)	120	397	391

Income tax expense (benefit)	$(42,738)	$(65,553)	$(31,324)	$41,377

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31, 2014	December 31, 2013
Deferred tax assets:
Deferred compensation	$3,550	$4,791
Net operating loss carryforwards — U.S.	5,769	16,928
Net operating loss carryforwards —Foreign	914	1,364
Tax credits	9,127	11,549
Interest limitation	21,602	11,838
Other accruals and reserves	2,497	760
Valuation allowance	(2,023)	(2,290)

Total gross deferred tax assets	41,436	44,940
Deferred tax liabilities:
Intangible assets	(129,750)	(184,452)
Content in process	(8,635)	(3,330)
Depreciation differences	(4,432)	(5,960)
Foreign earnings	—	(4,884)
Deferred financing costs	(8,803)	(11,517)
Total gross deferred tax liabilities	(151,620)	(210,143)

Net deferred tax liability	$(110,184)	$(165,203)

At December 31, 2014, the Company had $5.8 million in tax-effected federal and state net operating loss carryforwards that, if unused, begin expiring in 2017. Although a portion of these carryforwards are subject to the provisions of Internal Revenue Code Section 382, the Company does not believe these limitations will prevent the Company from fully utilizing these carryforwards. Additionally, the Company had $1.8 million in tax-effected foreign net operating loss carryforwards, which included $0.9 million of carryforwards related to excess tax benefits for stock-based compensation. These operating loss carryforwards, if unused, begin expiring in 2015. Finally, at December 31, 2014, the Company had $9.1 million in income tax credits, consisting primarily of federal and state research and development tax credits. These tax credits, if unused, begin expiring in 2018.

In assessing whether deferred tax assets would be realized, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences, net of the existing valuation allowance, as of December 31, 2014.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Successor			Predecessor
	Year Ended		Period from	Period from
	December 31, 2014	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012
Gross unrecognized tax benefits at beginning of period	$8,671	$4,500	$4,500	$4,240
Decreases related to lapse of statute of limitations	(1,443)	(1,235)	—	(121)
Increases related to tax positions taken in prior years	1,346	3,521	—	—
Increases related to tax positions taken in current year	7,564	1,885	—	463
Decreases related to settlements with taxing authorities	—	—	—	(82)

Balance at end of period	$16,138	$8,671	$4,500	$4,500

If recognized, the unrecognized tax benefit would reduce the Company’s effective tax rate. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties related to unrecognized tax benefits was $0.3 million as of December 31, 2014 and 2013. The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefit may decrease within the next twelve months. The possible decrease could result from the expiration of various federal and state statutes of limitation, and relate primarily to various credits claimed in prior year tax returns. The estimated range of possible decreases in the unrecognized tax benefits in the next twelve months is $0.6 million to $1.0 million.

The Company files U.S. federal and various state and foreign income tax returns. With few exceptions, the Company is no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities for years prior to 2010.

10. TRANSACTION

In conjunction with the Transaction, shares of the Predecessor’s common stock for which appraisal rights were duly exercised under Delaware law were canceled and converted into the right to receive the fair value of such share in accordance with Delaware law. Following the Merger, the holders of such dissenting shares ceased to have any rights with respect to such shares, except for their rights to seek an appraisal under Delaware law. Ancestry.com LLC remained liable for payment for the dissenting shares. As of December 31, 2014 and December 31, 2013, the Company had restricted cash of $45.3 million for this purpose. The related liability is recorded in Acquisition-related liabilities on the Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013. As of December 31, 2014 the Company had accrued $5.5 million for interest to be paid on restricted cash held pending resolution of this litigation. See Note 11 for further information regarding the litigation.

11. COMMITMENTS AND CONTINGENCIES

The Company has entered into non-cancelable operating leases for facilities and certain equipment. These leases are primarily for office space, which includes the Company’s corporate headquarters located in Provo, Utah and office space located in San Francisco, California. Rent expense for operating leases with escalating lease payment terms and rent holidays is recognized on a straight-line basis over the lives of the related leases. Rental expense was approximately $6.2 million and $5.9 million for the years ended December 31, 2014 and 2013, respectively, was immaterial for the period from December 29, 2012 to December 31, 2012 and was approximately $4.9 million for the period from January 1, 2012 to December 28, 2012.

The following is a schedule by year of future minimum lease payments of non-cancelable operating leases at December 31, 2014 (in thousands):

Years Ending December 31,
2015	$5,182
2016	4,517
2017	3,347
2018	3,837
2019	1,850
Thereafter	1,453

Total minimum lease payments	$20,186

The Company has also entered into a tiered-pricing contract with a third-party provider to perform certain services and to provide goods related to its Ancestry DNA service offering. Under the terms of the contract the Company is required to purchase a minimum of $1.8 million of DNA related services per quarter through April 30, 2016.

In addition, the Company’s websites are hosted on hardware and software co-located at contracted space in a third-party facility. In addition, the Company utilizes a combination of third-party Internet-based or “cloud” computing services and off-site backup services in connection with its business operations and disaster recovery systems. The minimum purchase commitments associated with these contracts obligate the Company to pay approximately $7.4 million, all of which are expected to be paid in 2015.

Litigation

Appraisal Litigation (In re: Appraisal of Ancestry.com Inc.)

On October 21, 2012, the Predecessor entered into a definitive merger agreement with Global Generations Merger Sub Inc. and its parent company, Ancestry US Holdings Inc. (“Holdings”), to acquire the Predecessor for $32.00 per share of common stock (the “Merger”).

Following the consummation of the Merger, three former shareholders, who, combined, owned approximately 1.4 million shares of the Predecessor’s common stock, instituted two separate appraisal proceedings in the Court of Chancery of the State of Delaware pursuant to Del. C. § 262: Merion Capital, L.P. v. Ancestry.com, Inc. (C.A. No. 8173) and Merlin Partners LP et al. v. Ancestry.com Inc. (C.A. No. 8175). The two appraisal petitions allege that the $32 per share price paid to the Predecessor’s shareholders in the Transaction did not represent the fair value of the Company on the date the Transaction was consummated. On June 24, 2013, the Court consolidated the two pending appraisal proceedings as In re: Appraisal of Ancestry.com Inc. On February 9, 2015, the Court issued an order directing the Company to pay the fair value of $32 per share plus interest from the closing of the Merger through the date of payment. Therefore, on February 9, 2015, we paid a total of $51.1 million which included releasing $45.3 million of restricted cash for the fair value of $32 per share plus $5.8 million for accrued interest.

General

As part of the acquisition of Archives.com from Inflection LLC, completed in August 2012, a Marketing Agreement between Inflection LLC and Z-CORP dba OneGreatFamily.com (“OGF”) was assigned to Ancestry.com Operations Inc. On or about October 10, 2014, OGF initiated a proceeding in the Fourth Judicial District Court of the State of Utah against Ancestry.com Inc. and Ancestry.com Operations Inc., which is captioned Z-CORP et al. v. Ancestry.com Inc. et al. (Civil No. 140401466). In regards to the assigned Marketing Agreement, the complaint alleges breach of contract, breach of implied covenant of good faith and fair dealing, conversion and intentional interference with prospective economic relations with alleged damages totaling over $30 million and punitive damages. The Company believes that it has substantial defenses to the claims asserted by OGF, and on or about November 13, 2014 Ancestry.com filed a motion to dismiss the complaint in its entirety, for failing to state claims upon which relief may be granted. The motion has been fully briefed, and oral argument on the motion has been requested. The Court will hear oral arguments on the motion to dismiss on March 9, 2015. Based on the Company’s current knowledge, it does not believe that a loss, if any, arising from this matter should have a material adverse effect on its consolidated financial position.

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

12. GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. For the years ended December 31, 2014 and 2013, the period from December 29, 2012 to December 31, 2012 and the period from January 1, 2012 to December 28, 2012, the Company was organized as, and operated in, one reportable segment.

The Company’s assets were primarily located in the United States and not allocated to any specific region. Total revenues were attributed by geographic location based on the location of the customer. The following presents total revenues by geographic region (in thousands):

	Successor			Predecessor
	Year Ended		Period from	Period from
	December 31, 2014	December 31, 2013	Dec. 29, 2012 to Dec. 31, 2012	Jan. 1, 2012 to Dec. 28, 2012
United States	$485,488	$417,221	$2,630	$367,793
United Kingdom	67,800	59,447	408	57,076
All other countries	66,256	63,723	420	58,758

Total revenues	$619,544	$540,391	$3,458	$483,627

13. RELATED PARTIES

As of December 31, 2014 and 2013, the Company owed its indirect parent $0.4 million and $3.9 million, respectively, related to stock-based award activity. Additionally, the Company pays annual advisory fees to the Sponsors in the aggregate amount of $1.5 million and reimburses the Sponsors for all reasonable expenses that they incur in connection with providing management services to the Company. Advisory fees were approximately $1.6 million for each of the years ended December 31, 2014 and 2013.

14. SUBSEQUENT EVENTS

In January 2015, the Company entered into a $37.6 million operating lease agreement for a new corporate headquarters, to be constructed in Lehi, Utah. The lease has an anticipated start date of mid-2016 with a ten-year initial term.

In February 2015, the Company entered into a ten-year content digitization and publication agreement that requires the Company to make escalating minimum annual payments totaling $20.5 million over the life of the contract.

15. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Ancestry.com LLC and by certain of its direct and indirect restricted subsidiaries (“Guarantor Subsidiaries”) in accordance with the indenture. All other subsidiaries that do not guarantee the Notes are “Non-Guarantors.” Each subsidiary is 100% owned directly or indirectly by the Parent, and there are no significant restrictions on the ability of the Parent or any of the Guarantor Subsidiaries to obtain funds from its subsidiaries by dividend or loan. The Parent conducts substantially all of its business through its subsidiaries. In servicing payments on the Notes and other indebtedness, the Issuer will rely on cash flows from these subsidiaries. The indenture governing the Notes provides for customary guarantee release provisions, specifically, that the guarantee of a Guarantor Subsidiary by its terms shall be automatically and unconditionally released and discharged upon:

(1)	(a) any sale, exchange or transfer (by merger or otherwise) of (i) the equity capital of such Guarantor Subsidiary, after which the applicable Guarantor Subsidiary is no longer a restricted subsidiary of the Company, or (ii) all or substantially all the assets of such Guarantor Subsidiary; provided that such sale, exchange or transfer of equity capital or assets is made in compliance with the applicable provisions of the Indenture;

(b) the release or discharge of the guarantee by such Guarantor Subsidiary of the indebtedness (other than a release or discharge by, or as a result of, payment under such other guarantee) or the repayment of the indebtedness, in each case, which resulted in the obligations to guarantee the Notes;

(c) the proper designation of any restricted subsidiary that is a Guarantor Subsidiary as an Unrestricted Subsidiary as defined in the Indenture; or

(d) the Issuer exercising legal defeasance under the Indenture or the Issuer’s obligations under the Indenture being discharged in accordance with the terms of the Indenture; and

(2) the Company delivering to the trustee under the Indenture an officer’s certificate and an opinion of counsel, each stating that all conditions precedent provided for in the Indenture relating to such transaction have been complied with.

The Company is the indirect parent company of the Issuer and also guarantees the Notes. The Indenture does not provide for the automatic release of the Company’s guarantee of the Notes, and the Company is subject to the restrictive covenants under the Indenture, including the restrictions on a merger or sale or substantially all of the assets of the Company. See Note 7 for further information regarding the Notes.

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

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

December 31, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
ASSETS
Current assets:
Cash and cash equivalents	$297	$153	$104,690	$3,354	$—	$108,494
Restricted cash	—	45,280	3,806	—	—	49,086
Accounts receivable, net of allowances	—	—	6,690	4,551	—	11,241
Income tax receivable	—	—	458	—	—	458
Current deferred income taxes	—	—	5,277	—	—	5,277
Prepaid expenses and other current assets	—	958	10,833	352	—	12,143
Intercompany receivables	46	—	2,895	811	(3,752)	—

Total current assets	343	46,391	134,649	9,068	(3,752)	186,699
Property and equipment, net	—	—	36,551	555	—	37,106
Content databases, net	—	—	281,998	817	—	282,815
Intangible assets, net	—	—	269,054	—	—	269,054
Goodwill	—	—	947,563	720	—	948,283
Investment in subsidiary	496,781	1,278,254	423,266	48	(2,198,349)	—
Other assets	—	25,657	2,617	240	—	28,514

Total assets	$497,124	$1,350,302	$2,095,698	$11,448	$(2,202,101)	$1,752,471

LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable	$—	$60	$11,026	$429	$—	$11,515
Accrued expenses	—	7,051	35,747	4,231	—	47,029
Acquisition-related liabilities	—	45,280	3,806	—	—	49,086
Deferred revenues	—	—	144,969	41	—	145,010
Current portion of long-term debt	—	47,495	—	—	—	47,495
Intercompany payables	—	—	825	2,927	(3,752)	—

Total current liabilities	—	99,886	196,373	7,628	(3,752)	300,135
Long-term debt, net	—	824,742	—	—	—	824,742
Deferred income taxes	—	—	115,497	(36)	—	115,461
Other long-term liabilities	—	—	16,406	—	—	16,406

Total liabilities	—	924,628	328,276	7,592	(3,752)	1,256,744
Total member’s interests	497,124	425,674	1,767,422	3,856	(2,198,349)	495,727

Total liabilities and member’s interests	$497,124	$1,350,302	$2,095,698	$11,448	$(2,202,101)	$1,752,471

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

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

Year Ended December 31, 2014 (Successor)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$617,633	$19,486	$(17,575)	$619,544
Total cost of revenues	—	—	153,575	3,553	(17,575)	139,553

Gross profit	—	—	464,058	15,933	—	479,991
Operating expenses:
Technology and development	—	—	92,318	1,903	—	94,221
Marketing and advertising	—	—	158,359	10,177	—	168,536
General and administrative	—	5,628	52,542	2,801	—	60,971
Amortization of acquired intangible assets	—	—	147,681	—	—	147,681

Total operating expenses	—	5,628	450,900	14,881	—	471,409

Income (loss) from operations	—	(5,628)	13,158	1,052	—	8,582
Interest income (expense), net	—	(69,579)	(105)	4	—	(69,680)
Other expense, net	—	(8)	(150)	(210)	—	(368)

Income (loss) before income taxes	—	(75,215)	12,903	846	—	(61,466)
Income tax benefit (expense)	—	25,446	17,465	(173)	—	42,738

Income (loss) before loss from subsidiaries	—	(49,769)	30,368	673	—	(18,728)
Loss from subsidiaries	(18,728)	(30,874)	(79,970)	—	129,572	—

Net income (loss)	$(18,728)	$(80,643)	$(49,602)	$673	$129,572	$(18,728)

Year Ended December 31, 2013 (Successor)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$537,910	$22,006	$(19,525)	$540,391
Total cost of revenues	—	—	131,132	3,835	(19,525)	115,442

Gross profit	—	—	406,778	18,171	—	424,949
Operating expenses:
Technology and development	—	—	83,957	1,766	—	85,723
Marketing and advertising	—	—	131,585	13,518	—	145,103
General and administrative	—	500	52,531	2,660	—	55,691
Amortization of acquired intangible assets	—	—	185,193	—	—	185,193

Total operating expenses	—	500	453,266	17,944	—	471,710

Income (loss) from operations	—	(500)	(46,488)	227	—	(46,761)
Interest income (expense), net	—	(97,829)	(512)	504	—	(97,837)
Other expense, net	—	—	(474)	(181)	—	(655)

Income (loss) before income taxes	—	(98,329)	(47,474)	550	—	(145,253)
Income tax benefit (expense)	—	35,890	29,798	(135)	—	65,553

Income (loss) before loss from subsidiaries	—	(62,439)	(17,676)	415	—	(79,700)
Loss from subsidiaries	(79,700)	(71,902)	(134,242)	(331)	286,175	—

Net income (loss)	$(79,700)	$(134,341)	$(151,918)	$84	$286,175	$(79,700)

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

Period from December 29, 2012 to December 31, 2012 (Successor)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$3,436	$199	$(177)	$3,458
Total cost of revenues	—	7	958	35	(177)	823

Gross profit (loss)	—	(7)	2,478	164	—	2,635
Operating expenses:
Technology and development	—	64	566	12	—	642
Marketing and advertising	—	16	1,015	114	—	1,145
General and administrative	—	48	303	30	—	381
Amortization of acquired intangible assets	—	—	1,466	6	—	1,472
Transaction-related expenses	—	55,024	47,023	217	—	102,264

Total operating expenses	—	55,152	50,373	379	—	105,904

Loss from operations	—	(55,159)	(47,895)	(215)	—	(103,269)
Interest expense, net	—	(730)	—	—	—	(730)

Loss before income taxes	—	(55,889)	(47,895)	(215)	—	(103,999)
Income tax (expense) benefit	—	20,399	10,958	(33)	—	31,324

Loss before loss from subsidiaries	—	(35,490)	(36,937)	(248)	—	(72,675)
Loss from subsidiaries	(72,675)	(37,185)	(73,152)	(230)	183,242	—

Net loss	$(72,675)	$(72,675)	$(110,089)	$(478)	$183,242	$(72,675)

Period from January 1, 2012 to December 28, 2012 (Predecessor)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$480,878	$24,206	$(21,457)	$483,627
Total cost of revenues	—	889	102,110	4,361	(21,457)	85,903

Gross profit (loss)	—	(889)	378,768	19,845	—	397,724
Operating expenses:
Technology and development	—	7,693	68,440	1,379	—	77,512
Marketing and advertising	—	1,897	122,474	13,702	—	138,073
General and administrative	—	5,819	36,320	3,856	—	45,995
Amortization of acquired intangible assets	—	—	15,897	654	—	16,551
Transaction-related expenses	—	—	7,104	—	—	7,104

Total operating expenses	—	15,409	250,235	19,591	—	285,235

Income (loss) from operations	—	(16,298)	128,533	254	—	112,489
Interest income (expense), net	—	—	(1,095)	30	—	(1,065)
Other income (expense), net	—	(11)	783	(30)	—	742

Income (loss) before income taxes	—	(16,309)	128,221	254	—	112,166
Income tax (expense) benefit	—	5,953	(47,312)	(18)	—	(41,377)

Income (loss) before income from subsidiaries	—	(10,356)	80,909	236	—	70,789
Income from subsidiaries	—	81,145	107,123	36,095	(224,363)	—

Net income	$—	$70,789	$188,032	$36,331	$(224,363)	$70,789

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

Year Ended December 31, 2014 (Successor)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
Net income (loss)	$(18,728)	$(80,643)	$(49,602)	$673	$129,572	$(18,728)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	—

Total comprehensive income (loss)	$(18,728)	$(80,643)	$(49,602)	$673	$129,572	$(18,728)

Year Ended December 31, 2013 (Successor)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
Net income (loss)	$(79,700)	$(134,341)	$(151,918)	$84	$286,175	$(79,700)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	—

Total comprehensive income (loss)	$(79,700)	$(134,341)	$(151,918)	$84	$286,175	$(79,700)

Period from December 29, 2012 to December 31, 2012 (Successor)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
Net loss	$(72,675)	$(72,675)	$(110,089)	$(478)	$183,242	$(72,675)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	—

Total comprehensive loss	$(72,675)	$(72,675)	$(110,089)	$(478)	$183,242	$(72,675)

Period from January 1, 2012 to December 28, 2012 (Predecessor)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
Net income	$—	$70,789	$188,032	$36,331	$(224,363)	$70,789
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	381	—	381

Other comprehensive income	—	—	—	381	—	381

Total comprehensive income	$—	$70,789	$188,032	$36,712	$(224,363)	$71,170

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

Year Ended December 31, 2014 (Successor)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$37,543	$129,471	$211,511	$(4,208)	$(218,997)	$155,320

Investing activities:
Capitalization of content databases	—	—	(37,566)	—	—	(37,566)
Purchases of property and equipment	—	—	(21,547)	(274)	—	(21,821)
Investment in subsidiaries	—	(25,448)	(60)	(48)	25,556	—
Return of capital from subsidiaries	—	—	66,860	—	(66,860)	—

Net cash provided by (used in) investing activities	—	(25,448)	7,687	(322)	(41,304)	(59,387)
Financing activities:
Member’s capital contributions	26	—	—	—	—	26
Principal payments on debt	—	(37,572)	—	—	—	(37,572)
Excess tax benefits from stock-based compensation	—	—	4,063	—	—	4,063
Return-of-capital distribution	(37,610)	—	—	—	—	(37,610)
Payment of contingent consideration	—	—	(2,900)	—	—	(2,900)
Capital contribution from parent	—	—	25,496	60	(25,556)	—
Return of capital to parent	—	(66,860)	—	—	66,860	—
Intercompany dividends paid	—	—	(201,529)	(17,468)	218,997	—

Net cash used in financing activities	(37,584)	(104,432)	(174,870)	(17,408)	260,301	(73,993)

Net increase (decrease) in cash and cash equivalents	(41)	(409)	44,328	(21,938)	—	21,940
Cash and cash equivalents at beginning of period	338	562	60,362	25,292	—	86,554

Cash and cash equivalents at end of period	$297	$153	$104,690	$3,354	$—	$108,494

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

Dated: February 19, 2015

ANCESTRY.COM LLC

By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Sullivan
Timothy Sullivan	Chief Executive Officer, President and Operating Committee Member (Principal Executive Officer)	February 19, 2015

/s/ Howard Hochhauser	Chief Financial Officer, Chief Accounting Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2015
Howard Hochhauser

/s/ Victor Parker	Operating Committee Member	February 19, 2015
Victor Parker

/s/ Brian Ruder	Operating Committee Member	February 19, 2015
Brian Ruder

/s/ Dipan Patel	Operating Committee Member	February 19, 2015
Dipan Patel

/s/ Bruce Chizen	Operating Committee Member	February 19, 2015
Bruce Chizen

/s/ Janice Chaffin	Operating Committee Member	February 19, 2015
Janice Chaffin

/s/ Brad Garlinghouse	Operating Committee Member	February 19, 2015
Brad Garlinghouse

EXHIBIT INDEX

(3) Exhibits are incorporated by reference or are filed with this Annual Report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of October 21, 2012, by and among Global Generations International Inc., Global Generations Merger Sub Inc. and Ancestry.com Inc.	8-K	001-34518	October 22, 2012	2.1

3.1	Certificate of Formation of Ancestry.com LLC	S-4	333-189129-16	June 6, 2013	3.1

3.2††	Third Amended and Restated Limited Liability Company Agreement of Ancestry.com LLC					X

4.1	Indenture, dated as of December 28, 2012, among Global Generations Merger Sub Inc., Anvil US 1 LLC and Wells Fargo Bank, National Association, as trustee	S-4	333-189129-16	June 6, 2013	4.1

4.1.1	Supplemental Indenture, dated as of December 28, 2012, among Ancestry.com Inc., Anvil US 1 LLC, Global Generations International Inc., Ancestry.com LLC, Ancestry.com DNA, LLC, TGN Services, LLC, We’re Related, LLC, Ancestry.com Operations Inc., iArchives, Inc. and Wells Fargo Bank, NA, as trustee.	10-K	333-189129-16	Feb. 28, 2014	4.1.1

4.1.2	Second Supplemental Indenture, dated as of January 28, 2013, among Ancestry.com Inc., Anvilire Limited, Anvilire One Limited, Ancelux 3 S.á r.l., Ancelux 4 S.á r.l., Anvil US 2 LLC and Wells Fargo Bank, NA, as trustee.	10-K	333-189129-16	Feb. 28, 2014	4.1.2

4.1.3	Third Supplemental Indenture, dated as of May 10, 2013, among Ancestry.com Inc., Ancestry.com LLC, Ancestry Information Operations Company, Ancestry International DNA Company and Wells Fargo Bank, NA, as trustee.	10-K	333-189129-16	Feb. 28, 2014	4.1.3

4.1.4	Fourth Supplemental Indenture, dated as of May 10, 2013, among Ancestry.com Inc., Ancestry.com LLC, Ancestry Ireland DNA LLC and Wells Fargo Bank, NA, as trustee.	10-K	333-189129-16	Feb. 28, 2014	4.1.4

4.1.5	Fifth Supplemental Indenture, dated as of September 27, 2013, among Ancestry.com Inc., Ancestry.com LLC, Anvilire Two and Wells Fargo Bank, NA, as trustee.	10-K	333-189129-16	Feb. 28, 2014	4.1.5

4.1.6	Sixth Supplemental Indenture, dated as of December 23, 2013, among Ancestry.com Inc., Ancestry.com LLC, Find A Grave, Inc. and Wells Fargo Bank, NA, as trustee.	10-K	333-189129-16	Feb. 28, 2014	4.1.6

4.1.7	Seventh Supplemental Indenture, dated as of December 29, 2014, among Ancestry.com Inc., Ancestry.com LLC, Ancestryhealth.com, LLC, Ancestry International DNA, LLC and Wells Fargo Bank, NA, as trustee.					X

4.2	Form of 11.00% Senior Notes due 2020 (included as part of Exhibit 4.1 above)	S-4	333-189129-16	June 6, 2013	4.2

4.3	Registration Rights Agreement, dated as of December 28, 2012, among Global Generations Merger Sub Inc., Anvil US 1 LLC and Morgan Stanley & Co. LLC, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and RBC Capital Markets, LLC as representatives of the initial purchasers	S-4	333-189129-16	June 6, 2013	4.3

4.3.1	Joinder to the Registration Rights Agreement, dated as of December 28, 2012, among Ancestry.com Inc., Global Generations International Inc., Ancestry.com LLC, Ancestry.com DNA, LLC, iArchives, Inc., Ancestry.com Inc., Global Generations International Inc., Ancestry.com LLC, Ancestry.com DNA, LLC, iArchives, Inc., TGN Services, LLC, We’re Related, LLC and Ancestry.com Operations Inc. and Morgan Stanley & Co. LLC, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and RBC Capital Markets, LLC as representatives of the initial purchasers	S-4	333-189129-16	June 6, 2013	4.3.1

10.1	MyFamily.com, Inc. Executive Stock Plan	S-1/A	333-160986	Sept. 15, 2009	10.3

10.2	Generations Holdings, Inc. 2008 Stock Purchase and Option Plan	S-1/A	333-160986	Sept. 15, 2009	10.4

10.3	Amendment No. 1 to Generations Holdings, Inc. 2008 Stock Purchase and Option Plan	10-K	001-34518	Mar. 8, 2011	10.5

10.4	Ancestry.com Inc. 2009 Stock Incentive Plan	S-1/A	333-160986	Sept. 15, 2009	10.5

10.5	Amendment No. 1 to Ancestry.com Inc. 2009 Stock Incentive Plan	10-K	001-34518	Mar. 8, 2011	10.7

10.6	Third Amended and Restated Ancelux Topco S.C.A. Equity Incentive Plan	10-Q	333-189129-16	May 7, 2014	10.1

10.7	Form of Option Agreement (Sullivan and Hochhauser) for Ancelux Topco S.C.A. Equity Incentive Plan	S-4	333-189129-16	June 6, 2013	10.9

10.8	Form of Option Agreement (Other Officers) for Ancelux Topco S.C.A. Equity Incentive Plan	S-4	333-189129-16	June 6, 2013	10.10

10.9	Form of Option Agreement (General Form) for Ancelux Topco S.C.A. Equity Incentive Plan	S-4	333-189129-16	June 6, 2013	10.26

10.10	Form of Restricted Share Unit Agreement for Ancelux Topco S.C.A. Equity Incentive Plan	S-4	333-189129-16	June 6, 2013	10.27

10.11	Credit and Guaranty Agreement, dated as of December 28, 2012, among Ancestry.com Inc., Ancestry.com LLC (f/k/a Anvil US 1 LLC), Ancestry US Holdings Inc. (f/k/a Global Generations International Inc.), the subsidiary guarantors party thereto, the several lenders party thereto and Barclays Bank PLC, as administrative agent.	S-4	333-189129-16	June 6, 2013	10.1

10.11.1	Amendment No. 1, dated as of May 15, 2013, among Ancestry.com Inc., Ancestry.com LLC (f/k/a Anvil US 1 LLC), Ancestry US Holdings Inc. (f/k/a Global Generations International Inc.), the subsidiary guarantors party thereto, the several lenders party thereto and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.	S-4	333-189129-16	June 6, 2013	10.1.1

10.11.2	Amendment No. 2, dated as of December 30, 2013, among Ancestry.com Inc., Ancestry.com LLC (f/k/a Anvil US 1 LLC), Ancestry US Holdings Inc. (f/k/a Global Generations International Inc.), the subsidiary guarantors party thereto, the several lenders party thereto and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.	10-K	333-189129-16	Feb. 28, 2014	10.11.2

10.11.3	Guarantor Joinder Agreement, dated as of January 28, 2013, between Ancestry International LLC (f/k/a Anvil US 2 LLC) and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.	10-K	333-189129-16	Feb. 28, 2014	10.11.3

10.11.4	Guarantor Joinder Agreement, dated as of January 28, 2013, among Ancelux 3 S.á r.l., Ancelux 4 S.á r.l. and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.	10-K	333-189129-16	Feb. 28, 2014	10.11.4

10.11.5	Guarantor Joinder Agreement, dated as of January 28, 2013, between Anvilire (f/k/a Anvilire Limited) and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.	10-K	333-189129-16	Feb. 28, 2014	10.11.5

10.11.6	Guarantor Joinder Agreement, dated as of January 28, 2013, between Anvilire One (f/k/a Anvilire One Limited) and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.	10-K	333-189129-16	Feb. 28, 2014	10.11.6

10.11.7	Guarantor Joinder Agreement, dated as of May 10, 2013, between Ancestry Ireland DNA LLC and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.	10-K	333-189129-16	Feb. 28, 2014	10.11.7

10.11.8	Guarantor Joinder Agreement, dated as of May 10, 2013, among Ancestry Information Operations Company, Ancestry International DNA Company and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.	10-K	333-189129-16	Feb. 28, 2014	10.11.8

10.11.9	Guarantor Joinder Agreement, dated as of September 27, 2013, between Anvilire Two and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.	10-K	333-189129-16	Feb. 28, 2014	10.11.9

10.11.10	Guarantor Joinder Agreement, dated as of December 23, 2013, between Find A Grave, Inc. and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.	10-K	333-189129-16	Feb. 28, 2014	10.11.10

10.11.11	Guarantor Joinder Agreement, dated as of December 29, 2014, between Ancestryhealth.com, LLC and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.					X

10.11.12	Guarantor Joinder Agreement, dated as of December 29, 2014, between Ancestry International DNA, LLC and Barclays Bank PLC, as administrative agent, to Credit and Guaranty Agreement dated as of December 28, 2012.					X

10.12	Transaction and Monitoring Fee Agreement, dated as of December 28, 2012, by and among Ancestry.com Inc., Permira IV Limited, Permira Advisers LLC and Applegate & Collatos, Inc.	S-4	333-189129-16	June 6, 2013	10.2

10.13	Ancestry.com Inc. Description of 2014 Performance Incentive Program	10-K	333-189129-16	Feb. 28, 2014	10.14

10.14	Ancestry.com Inc. Description of 2015 Performance Incentive Program					X

10.15	Form of Indemnification Agreement to be entered into with each director, the CEO, CFO and the GC.	S-1/A	333-160986	Oct. 20, 2009	10.19

10.16	Employment Letter by and between Timothy Sullivan and Ancestry.com Inc., dated December 28, 2012	S-4	333-189129-16	June 6, 2013	10.13

10.17	Amended and Restated Employee Rollover Stock Option Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Timothy Sullivan	S-4	333-189129-16	June 6, 2013	10.21

10.18	Amended and Restated Employee Rollover Restricted Stock Unit Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Timothy Sullivan	S-4	333-189129-16	June 6, 2013	10.23

10.19	Amendment to the Amended and Restated Employee Rollover Stock Option Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Timothy Sullivan	10-Q	333-189129-16	Oct. 31, 2013	10.2

10.20	Employment Letter by and between Howard Hochhauser and Ancestry.com Inc., dated December 28, 2012	S-4	333-189129-16	June 6, 2013	10.14

10.21	Amended and Restated Employee Rollover Stock Option Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Howard Hochhauser	S-4	333-189129-16	June 6, 2013	10.22

10.22	Amended and Restated Employee Rollover Restricted Stock Unit Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Howard Hochhauser	S-4	333-189129-16	June 6, 2013	10.24

10.23	Amendment to the Amended and Restated Employee Rollover Stock Option Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Howard Hochhauser	10-Q	333-189129-16	Oct. 31, 2013	10.3

10.24	Employment Letter by and between William Stern and Ancestry.com Inc., dated June 29, 2009	S-1/A	333-160986	Sept. 15, 2009	10.24

10.25	Amendment No. 1, dated July 22, 2010, to Offer Letter dated June 29, 2009, between William Stern and Ancestry.com Inc.	10-Q	001-34518	Nov. 2, 2010	10.6

10.26	Employment Letter by and between Eric Shoup and Ancestry.com Inc., dated March 30, 2010	10-K	001-34518	Mar. 8, 2011	10.34

10.27	Amendment No. 1, dated July 22, 2010, to Offer Letter dated March 30, 2010, between Eric Shoup and Ancestry.com Inc.	10-K	001-34518	Mar. 8, 2011	10.35

10.28	Amendment No. 2, dated April 26, 2011, to Offer Letter dated March 30, 2010, between Eric Shoup and Ancestry.com Inc.	10-Q	001-34518	May 3, 2011	10.4

10.29	Employment Letter by and between Scott Sorensen and Ancestry.com Inc., dated March 9, 2012	S-4	333-189129-16	June 6, 2013	10.18

10.30	Employee Rollover Restricted Stock Unit Agreement by and among Ancelux Topco S.C.A. and Scott Sorensen	S-4	333-189129-16	June 6, 2013	10.25

10.31	Employment Letter by and between Rob Singer and Ancestry.com LLC, dated October 19, 2010					X

14.1	Code of Business Conduct	10-K	333-189129-16	Feb. 28, 2014

21.1	List of Subsidiaries of Ancestry.com LLC					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates a management contract or compensatory plan
††	Filed herewith to reflect an updated Schedule I to the document previously filed as exhibit 3.1 to Form 10-Q (File No. 333-189129-16) filed with the Securities and Exchange Commission on October 31, 2013.