Form 10-Q
period 2015-03-31
Ancestry.com LLC
filed 2015-05-01
CIK 1575319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by a sole member.

Ancestry.com LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANCESTRY.COM LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$113,588	$108,494
Restricted cash	3,806	49,086
Accounts receivable, net of allowances of $635 and $540 at March 31, 2015 and December 31, 2014, respectively	12,547	11,241
Current deferred income taxes	1,865	5,277
Prepaid expenses and other current assets	9,895	11,643

Total current assets	141,701	185,741
Property and equipment, net	36,086	37,106
Content databases, net	282,523	282,815
Intangible assets, net	241,591	269,054
Goodwill	948,283	948,283
Other assets	13,743	3,175

Total assets	$1,663,927	$1,726,174

LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable	$12,183	$11,515
Accrued expenses	45,392	47,029
Acquisition-related liabilities	3,806	49,086
Deferred revenues	156,033	145,010
Current portion of long-term debt, net	28,963	46,537

Total current liabilities	246,377	299,177
Long-term debt, net	796,825	799,403
Deferred income taxes	102,671	115,461
Other long-term liabilities	18,423	16,406

Total liabilities	1,164,296	1,230,447
Commitments and contingencies
Member’s interests:
Member’s interests	667,940	666,830
Accumulated deficit	(168,309)	(171,103)

Total member’s interests	499,631	495,727

Total liabilities and member’s interests	$1,663,927	$1,726,174

See accompanying notes to Condensed Consolidated Financial Statements (unaudited)

ANCESTRY.COM LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)
Revenues:
Subscription revenues	$141,717	$137,194
Product and other revenues	22,880	16,452

Total revenues	164,597	153,646
Costs of revenues:
Cost of subscription revenues	25,695	23,368
Cost of product and other revenues	14,266	11,313

Total cost of revenues	39,961	34,681

Gross profit	124,636	118,965
Operating expenses:
Technology and development	23,443	24,565
Marketing and advertising	43,177	45,205
General and administrative	11,455	14,214
Amortization of acquired intangible assets	27,463	37,051

Total operating expenses	105,538	121,035

Income (loss) from operations	19,098	(2,070)
Interest expense, net	(17,208)	(17,391)
Other income (expense), net	(263)	19

Income (loss) before income taxes	1,627	(19,442)
Income tax benefit	1,167	17,065

Net income (loss)	$2,794	$(2,377)

Comprehensive income (loss)	$2,794	$(2,377)

See accompanying notes to Condensed Consolidated Financial Statements (unaudited)

ANCESTRY.COM LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Operating activities:
Net income (loss)	$2,794	$(2,377)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,562	5,099
Amortization of content databases	7,643	7,086
Amortization of acquired intangible assets	27,463	37,051
Amortization of debt-related costs	2,655	2,249
Deferred income taxes	(9,378)	(14,251)
Stock-based compensation expense	1,925	1,806
Changes in operating assets and liabilities:
Accounts receivable	(1,306)	665
Other assets	396	568
Income taxes, net	8,039	(222)
Accounts payable and other liabilities	(7,252)	5,636
Deferred revenues	11,023	14,697

Net cash provided by operating activities	49,564	58,007
Investing activities:
Capitalization of content databases	(7,400)	(7,986)
Purchases of property and equipment	(4,152)	(4,495)
Issuance of related party note receivable	(10,000)	—

Net cash used in investing activities	(21,552)	(12,481)
Financing activities:
Member’s capital contributions	—	16
Principal payments on debt	(22,518)	(9,393)
Return-of-capital distributions	(400)	—
Payment of contingent consideration	—	(1,200)

Net cash used in financing activities	(22,918)	(10,577)

Net decrease in cash and cash equivalents	5,094	34,949
Cash and cash equivalents at beginning of period	108,494	86,554

Cash and cash equivalents at end of period	$113,588	$121,503

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,429	$6,922
Cash paid (received) for income taxes	205	(2,597)

See accompanying notes to Condensed Consolidated Financial Statements (unaudited)

ANCESTRY.COM LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Ancestry.com LLC (the “Parent”) is a wholly-owned subsidiary of Ancestry.com Holdings LLC (“Holdings LLC”), which is controlled by Permira funds and co-investors. Holdings LLC is a holding company with no material operations and limited assets other than its ownership of the membership interests of Ancestry.com LLC. Holdings LLC is not individually responsible for any liabilities of Ancestry.com LLC or its subsidiaries solely for reason of being a member or participating in the management of Ancestry.com LLC.

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

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Ancestry.com LLC and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation of the financial statements. In accordance with Accounting Standards Update (“ASU”) 2015-03, the Company’s deferred financing costs have been reclassified to be presented in the Condensed Consolidated Balance Sheets as a direct deduction from the debt liability rather than as an asset; refer to the Recent Accounting Pronouncements section below for further information. Additionally, the Income Tax Receivable line item has been reclassified to Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheets.

The following is a reconciliation of the effect of these reclassifications on the Company’s Condensed Consolidated Balance Sheets at December 31, 2014:

	At December 31, 2014
	As Reported	Adjustments	As Revised
Assets:
Income tax receivable	$458	$(458)	$—
Prepaid expenses and other current assets	12,143	(500)	11,643
Other assets	28,514	(25,339)	3,175
Liabilities:
Current portion of long-term debt	47,495	(958)	46,537
Long-term debt, net	824,742	(25,339)	799,403

Unaudited Interim Financial Statements

The accompanying Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Comprehensive Income (Loss) and Statements of Cash Flows are unaudited. These unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP on the same basis as the audited Consolidated Financial Statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows.

The majority of the Company’s revenues are subscription revenues, which are recognized ratably over the subscription periods; the costs to acquire subscribers are generally incurred before the Company recognizes the associated subscription revenues. Results of operations may vary between periods due to the timing of when revenues and expenses are recognized. As such, the results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of interim Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

The Company regularly evaluates its estimates to determine their appropriateness, including testing goodwill for impairment, recoverability of long-lived assets, income taxes, determination of the fair value of stock options included in stock-based compensation expense and timing for recognition of AncestryDNA revenues, among others. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable, the results of which form the basis for the amounts recorded within the Condensed Consolidated Financial Statements.

There have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the three months ended March 31, 2015, except the adoption of ASU 2015-03 as described below in the Recent Accounting Pronouncements section.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. This guidance is effective for public companies for interim and annual periods beginning on or after December 15, 2016. For non-public companies, this guidance is effective for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is not permitted under U.S. GAAP. As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), the Company has elected to delay adoption of new or revised accounting standards applicable to public companies until such pronouncements are made applicable to private companies. Once effective, entities can choose to apply the standard using either a full retrospective approach or a modified retrospective approach. The Company has not yet selected a transition method and is currently assessing the potential impact that this standard will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability instead of being presented as an asset. This guidance is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. For all other entities, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The new guidance is to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance and represents a change in accounting principle. The Company has early adopted this standard as of March 31, 2015. The effect of the adoption of ASU 2015-03 on the Company’s Condensed Consolidated Balance Sheets at December 31, 2014 is shown in the Basis of Presentation section above.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. This guidance is effective for public companies for fiscal years and interim periods beginning after December 15, 2015. For all other entities, this guidance is effective for annual periods beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for all entities. The new guidance is to be applied either prospectively to new cloud computing arrangements or retrospectively. The Company has early adopted this standard as of March 31, 2015 and will apply the guidance prospectively. It is not expected to have a material impact on the Company’s consolidated financial statements.

2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Cash	$43,587	$63,995
Cash equivalents:
Money market funds	70,001	44,499

Total cash and cash equivalents	$113,588	$108,494

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

Cash equivalents are classified as Level 1 as they have readily available market prices in an active market. There were no movements between fair value measurement levels of the Company’s cash equivalents during the three months ended March 31, 2015.

The following table summarizes the financial instruments of the Company at fair value based on the valuation approach applied to each class of security at March 31, 2015 (in thousands):

		Fair Value Measurement at Reporting Date Using
	Carrying Value at March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$70,001	$70,001	$—	$—

Total assets	$70,001	$70,001	$—	$—

The following table summarizes the financial instruments of the Company at fair value based on the valuation approach applied to each class of security at December 31, 2014 (in thousands):

		Fair Value Measurement at Reporting Date Using
	Carrying Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$44,499	$44,499	$—	$—

Total assets	$44,499	$44,499	$—	$—

The carrying amounts as of March 31, 2015 and December 31, 2014 for accounts receivable and accounts payable approximated their fair values due to the immediate or short-term maturities of these financial instruments. As of March 31, 2015, the fair value of debt was $893.9 million compared to $911.8 million at December 31, 2014. The fair value of debt was considered a Level 2 measurement as the value was determined using observable market inputs, such as current interest rates, credit quality and prices observable from less active markets.

4. DEBT

Credit Facility

The Issuer has outstanding a credit facility (the “Second Amended Credit Facility”), which consists of a $457.1 million amended Term B-1 Loan (the “Amended Term B-1 Loan”) maturing in December 2018, a $165.0 million amended Term B-2 Loan (the “Amended Term B-2 Loan”) maturing in May 2018, and a $50.0 million revolving facility (the “Revolving Facility”) expiring in December 2017. As of March 31, 2015, no funds had been drawn against the Revolving Facility. Borrowings under the Revolving Facility may be used for the purpose of general working capital, capital expenditures and other general corporate purposes. The Second Amended Credit Facility allows the Issuer to borrow additional amounts up to $150.0 million plus any amount up to a pro forma total net secured leverage ratio (“Total Net Secured Leverage Ratio”), as defined in the Second Amended Credit Facility, of 4.00 to 1.00 and subject to market availability. Additional amounts can be borrowed subject to covenants in the Second Amended Credit Facility.

Amounts borrowed under the Amended Term B-1 Loan are required to be paid in equal quarterly installments totaling 1% of the amended principal amount of the Amended Term B-1 Loan annually, with the balance payable upon maturity. Amounts borrowed under the Amended Term B-2 Loan are payable in equal quarterly installments of $8.25 million, with the balance payable upon maturity. Additionally, subject to certain conditions, a mandatory repayment is required to be made annually upon delivery of the audited financial statements. The mandatory repayment is required up to 50% of excess cash flow, based on the Company’s Total Net Secured Leverage Ratio and net cash proceeds of certain other transactions as calculated at the end of each fiscal year. Individual debt holders of the term loans may reject all or a portion of their pro rata share of any mandatory repayment. The Issuer can elect to apply a mandatory repayment as a reduction to the next eight quarterly required payments on a pro-rata basis. In March 2015, the Company made an excess cash flow mandatory repayment of $15.0 million for the year ended December 31, 2014 and elected to apply the mandatory repayment as a reduction to the next eight quarterly required payments on a pro-rata basis, as permitted under the terms of the Second Amended Credit Facility.

The Amended Term B-1 Loan, Amended Term B-2 Loan and Revolving Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable margin plus, at the Issuer’s option, either: (a) a base rate determined by reference to the highest of (i) the Barclays Bank PLC prime rate at such time, (ii) 0.50% in excess of the overnight federal funds rate at such time and (iii) the LIBOR rate that is in effect for a LIBOR loan with an interest period of one month plus 1.00%, provided that the base rate for the Amended Term B-1 Loan and Amended Term B-2 Loan is not less than 2.00% per annum; or (b) a LIBOR rate, provided that the LIBOR rate for the Amended Term B-1 Loan and the Amended Term B-2 Loan is not less than 1.00% per annum. The applicable margin shall mean either: (a) in the case of a base rate Amended Term B-1 Loan, 2.50%, and in the case of a base rate Amended Term B-2 Loan, 2.00%, or (b) in the case of a LIBOR Amended Term B-1 Loan, 3.50%, and in the case of a LIBOR Amended Term B-2 Loan, 3.00%. As of March 31, 2015, the interest rates on the Amended Term B-1 Loan and Amended Term B-2 Loan were equal to a LIBOR floor of 1.00% plus applicable margins of 3.50% and 3.00%, respectively. The applicable margin for the Revolving Facility is subject to step-ups and step-downs based on the Company’s Total Net Secured Leverage Ratio. The Issuer is also required to pay a commitment fee of 0.50% per annum on the unutilized commitments under the Revolving Facility, which fee decreases to 0.375% if the Total Net Secured Leverage Ratio is less than or equal to 2.75 to 1.00. The effective interest rates of both the Amended Term B-1 Loan and Amended Term B-2 Loan are approximately 5.9%.

The Second Amended Credit Facility permits restricted payments, including dividends, out of available amounts, as defined in the Second Amended Credit Facility. Available amounts are adjusted based on the calculation of 50% of the Company’s annual retained excess cash flow. Separately, the Second Amended Credit Facility has a general basket for restricted payments of $40.0 million. As of March 31, 2015 and December 31, 2014, the Company was in compliance with all covenants of the Second Amended Credit Facility.

The Second Amended Credit Facility also requires the Issuer to maintain an interest rate protection agreement for a period of not less than three years from the closing date such that not less than 50% of the outstanding debt of the Issuer and its restricted subsidiaries at the closing date is (i) subject to an interest rate protection agreement or (ii) fixed-rate borrowings. Accordingly, the Issuer has interest rate cap agreements with a $190.0 million total notional amount that cap the three-month LIBOR rate at 1.50% expiring March 31, 2016. This agreement, in conjunction with the fixed interest rate borrowings discussed below, met the stipulations prescribed by the Second Amended Credit Facility. The Issuer, at its discretion, has also entered into interest rate cap agreements with a $200.0 million total notional amount effective on March 31, 2016 that caps the three-month LIBOR rate at 2.00% expiring September 29, 2017. Changes in the fair value of the interest rate cap are recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) during the period of the change. The fair value as of March 31, 2015 and December 31, 2014 and the change in fair value of the interest rate caps for the three months ended March 31, 2015 and March 31, 2014 were immaterial.

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

Outstanding long-term debt consists of the following (in thousands):

	March 31, 2015			December 31, 2014
	Outstanding Principal	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount	Outstanding Principal	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
Amended Term B-1 Loan	$449,958	$(20,512)	$429,446	$452,533	$(21,763)	$430,770
Amended Term B-2 Loan	112,056	(3,991)	108,065	132,000	(4,758)	127,242
Notes	300,000	(11,723)	288,277	300,000	(12,072)	287,928

Total debt	862,014	(36,226)	825,788	884,533	(38,593)	845,940
Less: Current portion	(30,071)	1,108	(28,963)	(48,348)	1,811	(46,537)

Long-term debt	$831,943	$(35,118)	$796,825	$836,185	$(36,782)	$799,403

The following is a schedule by year of future principal payments as of March 31, 2015 (in thousands):

Years Ending December 31,	Amended Term B-1 Loan	Amended Term B-2 Loan	Notes	Total
2015	$2,814	$19,738	$—	$22,552
2016	3,753	26,318	—	30,071
2017	4,571	33,000	—	37,571
2018	438,820	33,000	—	471,820
2019	—	—	—	—
Thereafter	—	—	300,000	300,000

Total future principal payments	$449,958	$112,056	$300,000	$862,014

Ancestry.com Holdings LLC Senior Unsecured PIK Notes

The Company’s parent, Holdings LLC, previously issued $400.0 million of senior unsecured payment-in-kind toggle notes (the “PIK Notes”) due October 15, 2018. In March 2015, Holdings LLC repurchased $9.8 million of the PIK Notes plus accumulated interest. To fund this repurchase, the Company issued a $10 million note receivable to its parent at 5% interest payable annually with a maturity date of December 31, 2017, which is subordinated to the PIK Notes. This note is recorded as a related party note receivable in Other Assets on the Condensed Consolidated Balance Sheets.

Interest on the PIK Notes is payable semi-annually in arrears on April 15 and October 15 each year through maturity. The first and last interest payments on the PIK Notes are required to be payable entirely in cash. All other interest payments are required to be paid in cash, subject to cash availability and restricted payment capacity, as defined in the indenture. If interest payments are not required to be paid in cash, Holdings LLC will be entitled to pay all or a portion of the interest payment by increasing the principal amount of the PIK Notes or issuing new PIK Notes in an amount equal to the interest payment for the applicable interest period (“PIK Interest”). Cash interest on the PIK Notes will accrue at the rate of 9.625% per annum; PIK Interest will accrue at the rate of 10.375% per annum.

The PIK Notes are senior unsecured obligations of Holdings LLC and are structurally subordinated to all the Company’s existing and future indebtedness. Additionally, the Company did not guarantee the PIK Notes, nor were any of its assets pledged as collateral for the PIK Notes. As the Company is not an obligor or a guarantor on the PIK Notes, the debt is recorded only in the financial statements of Holdings LLC and is not reflected in the Condensed Consolidated Financial Statements of Ancestry.com LLC. While not required, the Company has made and intends to make future payments to Holdings LLC related to the PIK Notes, provided that such payments are permitted under the covenants of the Second Amended Credit Facility and Notes.

5. STOCK-BASED COMPENSATION

Stock-based compensation was included in the following captions within the Condensed Consolidated Statements of Comprehensive Income (Loss) (in thousands):

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cost of revenues	$24	$27
Technology and development	729	798
Marketing and advertising	154	230
General and administrative	1,018	751

Total stock-based compensation expense	$1,925	$1,806

6. INCOME TAXES

For the three months ended March 31, 2015, the Company recorded an income tax benefit of $1.2 million, resulting in an effective income tax rate of (71.7)%, compared to an income tax benefit of $17.1 million, resulting in an effective income tax rate of 87.8%, for the three months ended March 31, 2014. The decrease in the effective income tax rate resulted primarily from the foreign tax rate benefit. This benefit increased the effective income tax rate during the three months ended March 31, 2014 due to the Company’s loss before income taxes, but decreased the effective income tax rate during the three months ended March 31, 2015 due to the Company’s income before income taxes.

The Company is subject to income taxes in U.S. and foreign jurisdictions and to examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. The Company’s total gross unrecognized tax benefits at March 31, 2015 and December 31, 2014 were $17.7 million and $16.1 million, respectively. The $1.6 million increase in the gross unrecognized tax benefits at March 31, 2015 compared to December 31, 2014 resulted primarily from positions taken on the Company’s income tax returns related to intercompany transactions and foreign earnings. The gross uncertain tax positions, if recognized, would result in a reduction of tax expense.

7. COMMITMENTS AND CONTINGENCIES

In January 2015, the Company entered into a $37.6 million lease agreement for a new corporate headquarters, to be constructed in Lehi, Utah. The lease has an anticipated start date of mid-2016 with a 10-year initial term.

In February 2015, the Company entered into a 10-year content digitization and publication agreement that requires the Company to make escalating minimum annual payments totaling $20.5 million over the life of the contract. As of March 31, 2015, no payments have been made under the terms of the contract.

Appraisal Litigation (In re: Appraisal of Ancestry.com Inc.)

On October 21, 2012, the Company’s predecessor entered into a definitive merger agreement with Global Generations Merger Sub Inc. and its parent company, Ancestry US Holdings Inc. to acquire the Company’s predecessor entity for $32 per share of common stock (the “Merger”). Following the consummation of the Merger, three former shareholders, who, combined, owned approximately 1.4 million shares of the predecessor entity’s common stock, instituted two separate appraisal proceedings in the Court of Chancery of the State of Delaware pursuant to Del. C. § 262: Merion Capital, L.P. v. Ancestry.com, Inc. (C.A. No. 8173) and Merlin Partners LP et al. v. Ancestry.com Inc. (C.A. No. 8175). The two appraisal petitions alleged that the $32 per share price paid to the predecessor entity’s shareholders in the Merger did not represent the fair value of the Company on the date the Merger was consummated. On June 24, 2013, the Court consolidated the two pending appraisal proceedings as In re: Appraisal of Ancestry.com Inc. On February 9, 2015, the Court issued an order directing the Company to pay the fair value of $32 per share plus interest from the closing of the Merger through the date of payment. Therefore, on February 9, 2015, the Company paid a total of $51.1 million, which included releasing $45.3 million of restricted cash for the fair value of $32 per share plus $5.8 million for accrued interest.

General

As part of the acquisition of Archives.com from Inflection LLC, completed in August 2012, a Marketing Agreement between Inflection LLC and Z-CORP dba OneGreatFamily.com (“OGF”) was assigned to Ancestry.com Operations Inc. On or about October 10, 2014, OGF initiated a proceeding in the Fourth Judicial District Court of the State of Utah against Ancestry.com Inc. and Ancestry.com Operations Inc., which is captioned Z-CORP et al. v. Ancestry.com Inc. et al. (Civil No. 140401466). In regards to the assigned Marketing Agreement, the complaint alleges breach of contract, breach of implied covenant of good faith and fair dealing, conversion and intentional interference with prospective economic relations with alleged damages totaling over $30 million and punitive damages. On or about November 13, 2014 Ancestry.com filed a motion to dismiss the complaint in its entirety, for failing to state claims upon which relief may be granted. The Court heard oral arguments on the motion to dismiss on March 9, 2015. On April 1, 2015, the court issued a ruling granting the Company’s motion to dismiss, dismissing all claims but one with prejudice and on the merits. After OGF conceded the law had changed regarding its last claim, the final claim was dismissed without prejudice by consent of both parties. OGF has not filed an appeal, but its time to appeal has not yet expired.

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

8. SUBSEQUENT EVENTS

In April 2015, the Company declared and paid its parent, Holdings LLC, a return-of-capital distribution of $18.8 million. Holdings LLC used the proceeds of the return-of-capital distribution to pay accumulated interest on its PIK notes.

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

Basis of Presentation

The same accounting policies as described in the Condensed Consolidated Financial Statements are used by each entity in the Condensed Consolidated Financial Statements, except for the use of the equity method of accounting to reflect ownership interests in subsidiaries, which are eliminated upon consolidation. Consolidating entries and eliminations in the following Condensed Consolidated Financial Statements represent adjustments to (a) eliminate intercompany transactions between or among the Parent, the Issuer, the Guarantor Subsidiaries and the Non-Guarantors, (b) eliminate the investments in subsidiaries and (c) record consolidating entries.

All direct and indirect domestic subsidiaries are included in Ancestry U.S. Holdings Inc.’s consolidated U.S. tax return. In the Condensed Consolidated Financial Statements, income tax benefit (expense) has been allocated based on each such domestic subsidiary’s relative pretax income to the consolidated pretax income (loss).

Management believes that the allocations and adjustments noted above are reasonable. However, such allocations and adjustments may not be indicative of the actual amounts that would have been incurred had the Parent, Guarantor Subsidiaries and Non-Guarantors operated independently.

Certain prior period amounts have been reclassified to conform to the current year presentation of the financial statements. Other than the adjustments related to the adoption of ASU 2015-03, as discussed in the Recent Accounting Pronouncements section in Note 1, these reclassifications did not have a significant impact on the Condensed Consolidated Financial Statements. Refer to the Basis of Presentation section in Note 1 for a reconciliation of the effect of the adoption of ASU 2015-03 on the Company’s Condensed Consolidated Balance Sheets at December 31, 2014. The reclassification of deferred financing costs described in Note 1 is applicable only to the Issuer entity.

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

March 31, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
ASSETS
Current assets:
Cash and cash equivalents	$19,092	$16	$92,056	$2,424	$—	$113,588
Restricted cash	—	—	3,806	—	—	3,806
Accounts receivable, net of allowances	—	—	12,343	204	—	12,547
Current deferred income taxes	—	—	1,865	—	—	1,865
Prepaid expenses and other current assets	—	46	9,516	333	—	9,895
Intercompany receivables	39	—	218	1,221	(1,478)	—

Total current assets	19,131	62	119,804	4,182	(1,478)	141,701
Property and equipment, net	—	—	35,567	519	—	36,086
Content databases, net	—	—	281,731	792	—	282,523
Intangible assets, net	—	—	241,591	—	—	241,591
Goodwill	—	—	947,613	670	—	948,283
Investment in subsidiary	481,897	1,231,255	394,109	68	(2,107,329)	—
Other assets	—	551	12,967	225	—	13,743

Total assets	$501,028	$1,231,868	$2,033,382	$6,456	$(2,108,807)	$1,663,927

LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable	$—	$16	$12,087	$80	$—	$12,183
Accrued expenses	—	9,749	33,521	2,122	—	45,392
Acquisition-related liabilities	—	—	3,806	—	—	3,806
Deferred revenues	—	—	156,007	26	—	156,033
Current portion of long-term debt, net	—	28,963	—	—	—	28,963
Intercompany payables		—	1,235	243	(1,478)	—

Total current liabilities		38,728	206,656	2,471	(1,478)	246,377
Long-term debt, net	—	796,825	—	—	—	796,825
Deferred income taxes	—	—	102,711	(40)	—	102,671
Other long-term liabilities	—	—	18,423	—	—	18,423

Total liabilities	—	835,553	327,790	2,431	(1,478)	1,164,296
Total member’s interests	501,028	396,315	1,705,592	4,025	(2,107,329)	499,631

Total liabilities and member’s interests	$501,028	$1,231,868	$2,033,382	$6,456	$(2,108,807)	$1,663,927

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING BALANCE SHEETS (continued)

(in thousands)

December 31, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
ASSETS
Current assets:
Cash and cash equivalents	$297	$153	$104,690	$3,354	$—	$108,494
Restricted cash	—	45,280	3,806	—	—	49,086
Accounts receivable, net of allowances	—	—	6,690	4,551	—	11,241
Current deferred income taxes	—	—	5,277	—	—	5,277
Prepaid expenses and other current assets	—	—	11,291	352	—	11,643
Intercompany receivables	46	—	2,895	811	(3,752)	—

Total current assets	343	45,433	134,649	9,068	(3,752)	185,741
Property and equipment, net	—	—	36,551	555	—	37,106
Content databases, net	—	—	281,998	817	—	282,815
Intangible assets, net	—	—	269,054	—	—	269,054
Goodwill	—	—	947,563	720	—	948,283
Investment in subsidiary	496,781	1,278,254	423,266	48	(2,198,349)	—
Other assets	—	318	2,617	240	—	3,175

Total assets	$497,124	$1,324,005	$2,095,698	$11,448	$(2,202,101)	$1,726,174

LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable	$—	$60	$11,026	$429	$—	$11,515
Accrued expenses	—	7,051	35,747	4,231	—	47,029
Acquisition-related liabilities	—	45,280	3,806	—	—	49,086
Deferred revenues	—	—	144,969	41	—	145,010
Current portion of long-term debt, net	—	46,537	—	—	—	46,537
Intercompany payables	—	—	825	2,927	(3,752)	—

Total current liabilities	—	98,928	196,373	7,628	(3,752)	299,177
Long-term debt, net	—	799,403	—	—	—	799,403
Deferred income taxes	—	—	115,497	(36)	—	115,461
Other long-term liabilities	—	—	16,406	—	—	16,406

Total liabilities	—	898,331	328,276	7,592	(3,752)	1,230,447
Total member’s interests	497,124	425,674	1,767,422	3,856	(2,198,349)	495,727

Total liabilities and member’s interests	$497,124	$1,324,005	$2,095,698	$11,448	$(2,202,101)	$1,726,174

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

Three Months Ended March 31, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$164,163	$3,717	$(3,283)	$164,597
Total cost of revenues	—	—	42,779	465	(3,283)	39,961

Gross profit	—	—	121,384	3,252	—	124,636
Operating expenses:
Technology and development	—	—	23,021	422	—	23,443
Marketing and advertising	—	—	41,285	1,892	—	43,177
General and administrative	—	373	10,404	678	—	11,455
Amortization of acquired intangible assets	—	—	27,463	—	—	27,463

Total operating expenses	—	373	102,173	2,992	—	105,538

Income (loss) from operations	—	(373)	19,211	260	—	19,098
Interest income (expense), net	—	(17,334)	126	—	—	(17,208)
Other expense, net	—	—	(253)	(10)	—	(263)

Income (loss) before income taxes	—	(17,707)	19,084	250	—	1,627
Income tax benefit (expense)	—	6,463	(5,244)	(52)	—	1,167

Income (loss) before loss from subsidiaries	—	(11,244)	13,840	198	—	2,794
Income (loss) from subsidiaries	2,794	(1,667)	(12,713)	—	11,586	—

Net income (loss)	$2,794	$(12,911)	$1,127	$198	$11,586	$2,794

Comprehensive income (loss)	$2,794	$(12,911)	$1,127	$198	$11,586	$2,794

Three Months Ended March 31, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$153,107	$5,691	$(5,152)	$153,646
Total cost of revenues	—	—	38,868	965	(5,152)	34,681

Gross profit	—	—	114,239	4,726	—	118,965
Operating expenses:
Technology and development	—	—	24,280	285	—	24,565
Marketing and advertising	—	—	41,930	3,275	—	45,205
General and administrative	—	40	13,503	671	—	14,214
Amortization of acquired intangible assets	—	—	37,051	—	—	37,051

Total operating expenses	—	40	116,764	4,231	—	121,035

Income (loss) from operations	—	(40)	(2,525)	495	—	(2,070)
Interest income (expense), net	—	(17,338)	(54)	1	—	(17,391)
Other income (expense), net	—	(8)	21	6	—	19

Income (loss) before income taxes	—	(17,386)	(2,558)	502	—	(19,442)
Income tax benefit (expense)	—	6,346	10,792	(73)	—	17,065

Income (loss) before loss from subsidiaries	—	(11,040)	8,234	429	—	(2,377)
Loss from subsidiaries	(2,377)	(5,894)	(16,505)	—	24,776	—

Net income (loss)	$(2,377)	$(16,934)	$(8,271)	$429	$24,776	$(2,377)

Comprehensive income (loss)	$(2,377)	$(16,934)	$(8,271)	$429	$24,776	$(2,377)

ANCESTRY.COM LLC

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

Three Months Ended March 31, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$19,195	$39,020	$56,913	$(891)	$(64,673)	$49,564

Investing activities:
Capitalization of content databases	—	—	(7,400)	—	—	(7,400)
Purchases of property and equipment	—	—	(4,133)	(19)	—	(4,152)
Issuance of related party note receivable	—	—	(10,000)	—	—	(10,000)
Investment in subsidiaries	—	(6,463)	—	(20)	6,483	—
Return of capital from subsidiaries	—	17,019	27,195	—	(44,214)	—

Net cash provided by (used in) investing activities	—	10,556	5,662	(39)	(37,731)	(21,552)
Financing activities:
Principal payments on debt	—	(22,518)	—	—	—	(22,518)
Return-of-capital distribution	(400)	—	—	—	—	(400)
Capital contribution from parent	—	—	6,483	—	(6,483)	—
Return of capital to parent	—	(27,195)	(17,019)	—	44,214	—
Intercompany dividends paid	—	—	(64,673)	—	64,673	—

Net cash provided by (used in) financing activities	(400)	(49,713)	(75,209)	—	102,404	(22,918)

Net increase (decrease) in cash and cash equivalents	18,795	(137)	(12,634)	(930)	—	5,094
Cash and cash equivalents at beginning of period	297	153	104,690	3,354	—	108,494

Cash and cash equivalents at end of period	$19,092	$16	$92,056	$2,424	$—	$113,588

Three Months Ended March 31, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$18,131	$32,867	$77,754	$(3,896)	$(66,849)	$58,007

Investing activities:
Capitalization of content databases	—	—	(7,986)	—	—	(7,986)
Purchases of property and equipment	—	—	(4,495)	—	—	(4,495)
Investment in subsidiaries	—	(6,347)	—	—	6,347	—
Return of capital from subsidiaries	—	—	17,560	—	(17,560)	—

Net cash provided by (used in) investing activities	—	(6,347)	5,079	—	(11,213)	(12,481)
Financing activities:
Member’s capital contributions	16	—	—	—	—	16
Principal payments on debt	—	(9,393)	—	—	—	(9,393)
Payment of contingent consideration	—	—	(1,200)	—	—	(1,200)
Capital contribution from parent	—	—	6,347	—	(6,347)	—
Return of capital to parent	—	(17,560)	—	—	17,560	—
Intercompany dividends paid	—	—	(51,525)	(15,324)	66,849	—

Net cash provided by (used in) financing activities	16	(26,953)	(46,378)	(15,324)	78,062	(10,577)

Net increase (decrease) in cash and cash equivalents	18,147	(433)	36,455	(19,220)	—	34,949
Cash and cash equivalents at beginning of period	338	562	60,362	25,292	—	86,554

Cash and cash equivalents at end of period	$18,485	$129	$96,817	$6,072	$—	$121,503

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements relating to future events and future performance. All statements other than those that are purely historical may be forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “continue,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other words that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Forward-looking statements in this Quarterly Report include statements about:

•	our future financial performance, including our revenues, cost of revenues and operating expenses, and our ability to sustain profitability and achieve long-term growth;

•	our ability to generate additional revenues on a cost-effective basis;

•	our ability to attract and retain subscribers;

•	the size of our total addressable market;

•	our high degree of leverage and our ability to service our debt;

•	our intention to pay distributions or make loans to our parent related to the PIK Notes;

•	our ability or our parent’s ability to take on additional debt;

•	risks related to the “Notes” and to high yield debt securities generally;

•	the potential impact of debt covenant restrictions on our flexibility in operating our business;

•	our ability to monetize and to create a meaningful mobile experience for our subscribers;

•	our ability to develop new products or technologies that will appeal to our subscribers and drive growth in our business;

•	our pricing and subscription package mix;

•	our ability to acquire content and make it available online;

•	our ability to attract and retain highly qualified personnel;

•	our continued investment in and expansion of our international operations, including our international launch of AncestryDNA;

•	our competitive position;

•	our ability to manage costs and control margins and trends;

•	our liquidity and working capital requirements and the availability of cash and credit;

•	our ability to protect users’ data and privacy concerns and to comply with privacy and security standards and laws, including data related to our AncestryDNA service;

•	the impact of external market forces, including changes in the macroeconomic environment, interest rates and foreign currency exchange rates;

•	the impact of claims or litigation; and

•	the impact of current and potential legislation and regulatory changes on privacy, subscription renewal, DNA or other aspects of our business.

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

Overview

Ancestry.com LLC (the “Parent”) is a holding company and all operations are conducted by its wholly-owned subsidiaries. Ancestry.com LLC and its subsidiaries are collectively referred to as “Ancestry.com,” “we” or “us”. Ancestry.com is the world’s largest online family history resource, with over 2.2 million paying subscribers around the world to its core Ancestry websites, including its flagship site www.ancestry.com and its Ancestry international websites, as of March 31, 2015.

We believe that most people have a fundamental desire to understand who they are and from where they came. Our mission is to help everyone discover, preserve and share their family history. The foundation of our service is an extensive collection of more than 16 billion historical records that we have digitized, indexed and added to our core Ancestry websites. We believe we provide ongoing value to our subscribers by regularly adding new historical content, by enhancing our services and platforms with new tools and features, by improving the integration between our products and by enabling greater collaboration among our users through the growth of our global community.

We also operate a suite of family history products, which complement our core Ancestry websites. Our AncestryDNA service allows customers to not only discover their genetic ethnicity but to also find ancestors using just their DNA. We also offer other subscription-based services, such as Archives.com, Fold3.com and Newspapers.com. These products and services contribute toward acquiring new subscribers by allowing us to reach consumers with varying family history interests.

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

•	Total Subscribers. A subscriber is an individual who pays for renewable access or redeems a gift subscription to one of our core Ancestry websites. Total subscribers is defined as the number of subscribers at the end of the period.

•	Net Subscriber Additions. Net subscriber additions is the total number of new customers who purchase a subscription or redeem a gift subscription to our core Ancestry websites less the total number of subscribers who choose not to renew a completed subscription in the period.

Our key business metrics are presented for the three months ended March 31, 2015, December 31, 2014 and March 31, 2014 (in thousands):

	Three Months Ended
	March 31,	December 31,	March 31,
	2015	2014	2014
Total subscribers at end of quarter	2,219	2,115	2,161
Net subscriber additions	104	(25)	21

The following table presents the percentage of total subscribers by subscription duration type at March 31, 2015, December 31, 2014 and March 31, 2014:

	March 31, 2015	December 31, 2014	March 31, 2014
Annual	38%	40%	41%
Semi-annual	23	22	22
Quarterly	2	2	3
Monthly	37	36	34

Total	100.0%	100.0%	100.0%

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

Subscription revenues from our core Ancestry websites accounted for approximately 92% of the total subscription revenues for the three months ended March 31, 2015. Total subscription revenues also include subscriptions to our other websites, such as Archives.com, Fold3.com and Newspapers.com. We attribute subscription revenues by country based on the billing address of the subscriber, regardless of the website to which the person subscribes. The following table presents subscription revenue by geographic region (in thousands):

	Three Months Ended March 31,
	2015	2014
United States	$110,047	$104,590
United Kingdom	16,295	15,939
All other countries	15,375	16,665

Total subscription revenues	$141,717	$137,194

Product and other revenues. Product and other revenues include sales of our AncestryDNA services, genealogical research services, shipping revenue, Family Tree Maker desktop software and other products and services. We recognize revenue from sales of our AncestryDNA services when the DNA results are delivered to the customer or when the likelihood of the DNA kit being submitted by the customer for testing is remote, as determined based on historical return patterns. Revenues related to our other products or services are recognized upon shipment of the product or completion of the services, as applicable.

Expenses

Personnel-related costs for each category of cost of revenues and operating expenses include salaries, bonuses, stock-based compensation, employee benefit costs and employer payroll taxes.

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

Cost of product and other revenues. Cost of product and other revenues consists of AncestryDNA service costs, personnel-related costs of customer service and other product fulfillment employees, direct costs of products sold, shipping costs and credit card processing fees.

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

Marketing and advertising. Marketing and advertising expenses consist primarily of external marketing expenses, such as television, search and display advertising and personnel-related costs. Marketing and advertising costs are principally incurred in the United States, the United Kingdom, Australia and Canada.

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

Interest Expense, Net, Other Income (Expense), Net and Income Tax Benefit

Interest expense, net. Interest expense, net includes interest expense associated with our debt, amortization of deferred financing costs and original issue discount associated with the issuance of our debt, including accelerated amortization of costs as a result of any debt prepayments, and interest income earned on cash and cash equivalents or related party notes receivable. Our interest expense varies based on the level of debt outstanding and changes in interest rates.

Other income (expense), net. Other income (expense), net primarily includes foreign currency transaction and remeasurement gains and losses, which vary based on changes in foreign currency exchange rates.

Income tax benefit. Income tax benefit consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

Results of Operations

The following table sets forth our statements of operations, as included in the Condensed Consolidated Statements of Comprehensive Income (Loss), as a percentage of total revenues for the three months ended March 31, 2015 and 2014. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes.

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Subscription revenues	86.1%	89.3%
Product and other revenues	13.9	10.7

Total revenues	100.0	100.0
Costs of revenues:
Cost of subscription revenues	15.6	15.2
Cost of product and other revenues	8.7	7.4

Total cost of revenues	24.3	22.6

Gross profit	75.7	77.4
Operating expenses:
Technology and development	14.2	16.0
Marketing and advertising	26.2	29.4
General and administrative	7.0	9.2
Amortization of acquired intangible assets	16.7	24.1

Total operating expenses	64.1	78.7

Income (loss) from operations	11.6	(1.3)
Interest expense, net	(10.5)	(11.3)
Other income (expense), net	(0.1)	—

Income (loss) before income taxes	1.0	(12.6)
Income tax benefit	0.7	11.1

Net income (loss)	1.7%	(1.5)%

Revenues, Costs of Revenues and Gross Profit

	Three Months Ended March 31,
	2015	2014	% Change
	(In thousands)
Revenues:
Subscription revenues	$141,717	$137,194	3.3%
Product and other revenues	22,880	16,452	39.1

Total revenues	164,597	153,646	7.1
Cost of revenues:
Cost of subscription revenues	25,695	23,368	10.0
Cost of product and other revenues	14,266	11,313	26.1

Total cost of revenues	39,961	34,681	15.2

Gross profit	$124,636	$118,965	4.8%

Gross profit percentage	75.7%	77.4%

Subscription revenues

For the three months ended March 31, 2015, our subscription revenues increased $4.5 million compared to the three months ended March 31, 2014. This increase was primarily due to an increase in the average number of total subscribers and in the average monthly revenue per subscriber for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Premium packages, which include subscriptions bundled with our other subscriptions services such as Newspapers.com and Fold3.com, and monthly subscription durations have a higher average monthly revenue per subscriber than standard packages and longer term subscription durations. Subscription revenues also increased due to additional revenue from institutional customers. For the three months ended March 31, 2015, changes in average foreign currency exchange rates had approximately a one percentage point negative impact on subscription revenues compared to the three months ended March 31, 2014.

Product and other revenues

For the three months ended March 31, 2015, our product and other revenues increased $6.4 million compared to the three months ended March 31, 2014, primarily due to higher sales volume for AncestryDNA.

Cost of subscription revenues

For the three months ended March 31, 2015, our cost of subscription revenues increased $2.3 million compared to the three months ended March 31, 2014. The increase was primarily due to a $1.9 million increase in web hosting costs, including additional software-related costs and depreciation expense for new web operations equipment.

Cost of product and other revenues

For the three months ended March 31, 2015, our cost of product and other revenues increased $3.0 million compared to the three months ended March 31, 2014. The increase was primarily due to an increase in costs associated with AncestryDNA due to higher sales volume, partially offset by a reduction in per-unit processing costs.

Operating Expenses

	Three Months Ended March 31,
	2015	2014	% Change
	(In thousands)
Operating expenses:
Technology and development	$23,443	$24,565	(4.6)%
Marketing and advertising	43,177	45,205	(4.5)
General and administrative	11,455	14,214	(19.4)
Amortization of acquired intangible assets	27,463	37,051	(25.9)

Total operating expenses	$105,538	$121,035	(12.8)%

Technology and development

For the three months ended March 31, 2015, our technology and development expenses decreased $1.1 million compared to the three months ended March 31, 2014. The decrease is primarily due to a decrease in personnel-related expenses as a result of a decrease in the average number of technology and development personnel during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Marketing and advertising

For the three months ended March 31, 2015, our marketing and advertising expenses decreased $2.0 million compared to the three months ended March 31, 2014. The decrease was primarily due to a $1.2 million decrease in external marketing expenses largely due to less television advertising for AncestryDNA.

General and administrative

For the three months ended March 31, 2015, our general and administrative expenses decreased $2.8 million compared to the three months ended March 31, 2014. This decrease was primarily due to one-time expenses of $0.9 million in the prior year for professional service fees related to litigation and costs associated with the return of capital transaction declared in February 2014 by our parent. Additionally, we received $0.8 million for payment on an outstanding insurance claim in the three months ended March 31, 2015. Personnel-related expense and other general and administrative costs also decreased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Amortization of acquired intangible assets

For the three months ended March 31, 2015, our amortization of acquired intangible assets decreased $9.6 million compared to the three months ended March 31, 2014. These decreases were primarily due to certain intangible assets being amortized on an accelerated basis over the estimated useful life of the asset.

Interest Expense, Net, Other Income (Expense), Net and Income Tax Benefit

	Three Months Ended March 31,
	2015	2014	% Change
	(In thousands)
Interest expense, net	$(17,208)	$(17,391)	(1.1)%
Other income (expense), net	(263)	19	NM
Income tax benefit	1,167	17,065	(93.2)
Other data:
Effective tax rate	(71.7)%	87.8%

NM = Not Meaningful

Interest expense, net

For the three months ended March 31, 2015, interest expense, net remained largely unchanged compared to the three months ended March 31, 2014.

Other income (expense), net

For the three months ended March 31, 2015, other income (expense), net changed primarily due to changes in foreign currency exchange rates compared to the three months ended March 31, 2014.

Income tax benefit

For the three months ended March 31, 2015, we recorded an income tax benefit of $1.2 million, resulting in an effective income tax rate of (71.7)%, compared to an income tax benefit of $17.1 million, resulting in an effective income tax rate of 87.8%, for the three months ended March 31, 2014. The decrease in the effective income tax rate resulted primarily from the foreign tax rate benefit. This benefit increased the effective income tax rate during the three months ended March 31, 2014 due to the Company’s loss before income taxes, but decreased the effective income tax rate during the three months ended March 31, 2015 due to the Company’s income before income taxes.

Other Financial Data

In addition to our results discussed above determined under accounting principles generally accepted in the United States of America (“GAAP”), we believe adjusted EBITDA and free cash flow are useful to investors as supplemental measures to evaluate the overall operating performance of our business. For the three months ended March 31, 2015 and 2014, our adjusted EBITDA and free cash flow were as follows:

	Three Months Ended March 31,
	2015	2014	% Change
	(In thousands)
Adjusted EBITDA(1)	$61,691	$48,972	26.0%
Free cash flow(2)	43,505	32,166	35.3%

(1)	Adjusted EBITDA. We define adjusted EBITDA as net income (loss) plus interest expense, net; other (income) expense, net; income tax expense (benefit); and non-cash charges including depreciation, amortization, and stock-based compensation expense.
(2)	Free cash flow. We define free cash flow as net income (loss) plus interest expense, net; other (income) expense, net; income tax expense (benefit); and non-cash charges including depreciation, amortization, and stock-based compensation expense; minus capitalization of content databases, purchases of property and equipment and cash received (paid) for income taxes and interest.

We believe adjusted EBITDA and free cash flow are useful to investors as supplemental measures to evaluate the overall operating performance of the Company. Adjusted EBITDA and free cash flow are financial data that are not calculated in accordance with GAAP. The tables below provide a reconciliation of these non-GAAP financial measures to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP. We prepare adjusted EBITDA and free cash flow to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate, as well as the material limitations of non-GAAP measures.

Our management uses adjusted EBITDA and free cash flow as measures of operating performance, for planning purposes, including the preparation of our annual operating budget, to allocate resources to enhance the financial performance of our business, to evaluate the effectiveness of our business strategies and in communications with our Operating Committee concerning our financial performance. Adjusted EBITDA has also been used as a financial performance objective in determining the bonus pool under our recent performance incentive programs. Management believes that the use of adjusted EBITDA and free cash flow provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results. Management believes that it is useful to exclude non-cash charges such depreciation, amortization and stock-based compensation from adjusted EBITDA and free cash flow because (i) the amount of such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of stock-based awards, as the case may be.

Although adjusted EBITDA and free cash flow are frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA and free cash flow each have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under GAAP.

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

	Three Months Ended March 31,
	2015	2014(1)
	(in thousands)
Reconciliation of adjusted EBITDA and free cash flow to net income (loss):
Net income (loss)	$2,794	$(2,377)
Interest expense, net	17,208	17,391
Other (income) expense, net	263	(19)
Income tax benefit	(1,167)	(17,065)
Depreciation	5,562	5,099
Amortization	35,106	44,137
Stock-based compensation expense	1,925	1,806

Adjusted EBITDA	$61,691	$48,972

Capitalization of content databases	(7,400)	(7,986)
Purchases of property and equipment	(4,152)	(4,495)
Cash paid for interest	(6,429)	(6,922)
Cash received (paid) for income taxes	(205)	2,597

Free cash flow(2)	$43,505	$32,166

(1)	Net loss and therefore adjusted EBITDA and free cash flow for the three months ended March 31, 2014 include $0.9 million of professional service fees related to litigation and costs associated with the return of capital transaction declared in February 2014 by our parent.
(2)	Free cash flow for the three months ended March 31, 2015 does not include a $10.0 million note receivable issued to our parent company, Holdings LLC, related to the repurchase of a portion of the PIK Notes.

Liquidity and Capital Resources

Credit Facility

The Issuer has outstanding a credit facility (the “Second Amended Credit Facility”), which consists of a $457.1 million amended Term B-1 Loan (the “Amended Term B-1 Loan”) maturing in December 2018, a $165.0 million amended Term B-2 Loan (the “Amended Term B-2 Loan”) maturing in May 2018, and a $50.0 million revolving facility (the “Revolving Facility”) expiring in December 2017. As of March 31, 2015, no funds had been drawn against the Revolving Facility. Borrowings under the Revolving Facility may be used for the purpose of working capital, capital expenditures and other general corporate purposes. The Second Amended Credit Facility allows the Issuer to borrow additional amounts up to $150.0 million plus any amount up to a pro forma total net secured leverage ratio, (“Total Net Secured Leverage Ratio”), as defined in the Second Amended Credit Facility, of 4.00 to 1.00 and subject to market availability. Additional amounts can be borrowed subject to covenants in the Second Amended Credit Facility.

Amounts borrowed under the Amended Term B-1 Loan are required to be paid in equal quarterly installments totaling 1% of the amended principal amount of the Amended Term B-1 Loan annually, with the balance payable upon maturity. Amounts borrowed under the Amended Term B-2 Loan are payable in equal quarterly installments of $8.25 million, with the balance payable upon maturity. Additionally, subject to certain conditions, a mandatory repayment is required to be made annually upon delivery of the audited financial statements. The mandatory repayment is required up to 50% of excess cash flow, based on our Total Net Secured Leverage Ratio and net cash proceeds of certain other transactions as calculated at the end of each fiscal year. Individual debt holders of the term loans may reject all or a portion of its pro rata share of any mandatory repayment. The Issuer can elect to apply a mandatory repayment as a reduction to the next eight quarterly required payments on a pro-rata basis. In March 2015, we made an excess cash flow mandatory repayment of $15.0 million for the year ended December 31, 2014 and elected to apply the mandatory repayment as a reduction to the next eight quarterly required payments on a pro-rata basis, as permitted under the terms of the Second Amended Credit Facility.

The Amended Term B-1 Loan, Amended Term B-2 Loan and Revolving Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable margin plus, at our option, either: (a) a base rate determined by reference to the highest of (i) the Barclays Bank PLC prime rate at such time, (ii) 0.50% in excess of the overnight federal funds rate at such time and (iii) the LIBOR rate that is in effect for a LIBOR loan with an interest period of one month plus 1.00%, provided that the base rate for the Amended Term B-1 Loan and Amended Term B-2 Loan is not less than 2.00% per annum; or (b) a LIBOR rate, provided that the LIBOR rate for the Amended Term B-1 Loan and the Amended Term B-2 Loan is not less than 1.00% per annum. The applicable margin shall mean either: (a) in the case of a base rate Amended Term B-1 Loan, 2.50%, and in the case of a base rate Amended Term B-2 Loan, 2.00%, or (b) in the case of a LIBOR Amended Term B-1 Loan, 3.50%, and in the case of a LIBOR Amended Term B-2 Loan, 3.00%. As of March 31, 2015, the interest rates on the Amended Term B-1 Loan and Amended Term B-2 Loan were equal to a LIBOR floor of 1.00% plus applicable margins of 3.50% and 3.00%, respectively. The applicable margin for the Revolving Facility is subject to step-ups and step-downs based on our Total Net Secured Leverage Ratio. The Issuer is also required to pay a commitment fee of 0.50% per annum on the unutilized commitments under the Revolving Facility, which fee decreases to 0.375% if the Total Net Secured Leverage Ratio is less than or equal to 2.75 to 1.00. The effective interest rates of both the Amended Term B-1 Loan and Amended Term B-2 Loan are approximately 5.9%.

The Second Amended Credit Facility permits restricted payments, including dividends, out of available amounts as defined in the Second Amended Credit Facility. The available amount formulation includes a starter amount of $25.0 million and is adjusted annually upon the delivery of our audited financial statements. Available amounts are adjusted based on the calculation of 50% of our annual retained excess cash flow. Separately, the Second Amended Credit Facility has a general basket for restricted payments of $40.0 million.

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

The Second Amended Credit Facility contains customary affirmative and negative covenants, including limitations on indebtedness, guarantees and other contingent obligation; limitations on liens; limitations on certain fundamental changes (including, without limitation, mergers, consolidations, liquidations and dissolutions); limitations on dispositions; limitations on dividends, other payments in respect of capital stock and other restricted payments; limitations on investments, loans, advances and acquisitions; limitations on payments, repayments and modifications of subordinated indebtedness and certain other indebtedness; limitations on transactions with affiliates; limitations on sale and leaseback transactions; limitations on changes in fiscal periods; limitations on agreements restricting liens; limitations on certain subsidiary distributions; and limitations on changes in lines of business. In addition, the Second Amended Credit Facility contains a maximum Total Net Secured Leverage Ratio, which will be tested quarterly if outstanding loans and letters of credit under the Revolving Credit Facility exceed $15.0 million or upon the drawdown of loans and/or issuance letters of credit if such drawdown and/or issuance exceeds $15.0 million after giving effect thereto. Events of default under the Second Amended Credit Facility include, among others, nonpayment of principal when due; nonpayment of interest, fees or other amounts; cross-defaults; covenant defaults; material inaccuracy of representations and warranties; bankruptcy events with respect to us, or any of our material restricted subsidiaries; material unsatisfied or unstayed judgments; certain ERISA events; a change of control; or actual or asserted invalidity of any material guarantee or security document. As of March 31, 2015 and December 31, 2014, we were in compliance with all covenants of the Second Amended Credit Facility.

The Second Amended Credit Facility also requires the Issuer to maintain an interest rate protection agreement for a period of not less than three years from the closing date such that not less than 50% of the outstanding debt of the Issuer and its restricted subsidiaries at the closing date is (i) subject to an interest rate protection agreement or (ii) fixed-rate borrowings. Accordingly, the Issuer has interest rate cap agreements with a $190.0 million total notional amount that cap the three-month LIBOR rate at 1.50% expiring March 31, 2016. This agreement, in conjunction with the fixed interest rate borrowings discussed below, met the stipulations prescribed by the Second Amended Credit Facility. The Issuer, at its discretion, has also entered into an interest rate cap agreement with a $200.0 million total notional amount effective on March 31, 2016 that caps the three-month LIBOR rate at 2.00% expiring September 29, 2017.

Senior Notes

The Issuer has outstanding $300.0 million of fixed-rate 11.0% notes (the “Notes”) due in December 2020. Interest on the Notes is payable semi-annually in arrears on June 15 and December 15 of each year. The Issuer may redeem all or any portion of the Notes at any time prior to December 15, 2016 at a price equal to 100% of the aggregate principal plus an applicable premium, as defined in the indenture governing the Notes, and accrued interest. The Issuer may redeem any portion or all of the Notes on or after December 15, 2016 at redemption prices as set forth in the indenture, plus accrued and unpaid interest. In addition, the Issuer may redeem up to 35% of the aggregate principal of the Notes with an amount equal to the proceeds of certain equity offerings any time prior to December 15, 2015 at 111% plus accrued interest. Upon a change of control, the Issuer is required to make an offer to redeem all of the Notes from the holders at 101% of the principal amount thereof plus accrued interest. The effective interest rate of the Notes is approximately 12.0%.

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

The indenture governing the Notes generally permits restricted payments, as defined in the indenture, including dividends, out of a cumulative basket, which grows quarterly based on 50% of our cumulative consolidated net income, since October 1, 2012. In addition, as a condition to making such payments, we must be in compliance with a pro-forma fixed charge coverage ratio greater than or equal to 2.0 to 1.0. Separately, the indenture has a general basket for such payments of the greater of $50.0 million or 2.5% of total assets.

Ancestry.com Holdings LLC Senior Unsecured PIK Notes

Our parent, Ancestry.com Holdings LLC (“Holdings LLC”), previously issued $400.0 million of senior unsecured payment-in-kind toggle notes (“the PIK Notes”) due October 15, 2018. In March 2015, Holdings LLC repurchased $9.8 million of the PIK Notes plus accumulated interest. To fund this repurchase, we issued a $10 million note receivable to our parent at 5% interest payable annually with a maturity date of December 31, 2017, which is subordinated to the PIK Notes. This note is recorded as a related party note receivable in Other Assets in the Condensed Consolidated Balance Sheets.

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

The PIK Notes are senior unsecured obligations of Holdings LLC and are structurally subordinated to all our existing and future indebtedness. Additionally, we did not guarantee the PIK Notes, nor were any of its assets pledged as collateral for the PIK Notes. As we are not an obligor or a guarantor on the PIK Notes, the debt is recorded only in the financial statements of Holdings LLC and is not reflected in the Condensed Consolidated Financial Statements of Ancestry.com LLC. While not required, we have made and intend to make future payments to Holdings LLC related to the PIK Notes, provided that such payments are permitted under the covenants of the Second Amended Credit Facility and Notes. If interest on the PIK Notes is paid in cash, annual interest payments will total approximately $37.6 million.

Liquidity

Our primary sources of liquidity are our cash and cash equivalents, our cash flows from operations and amounts available under our Revolving Facility. At March 31, 2015, we had $113.6 million in cash and cash equivalents and $50.0 million of availability on our Revolving Facility.

Operating costs include costs such as marketing and advertising, personnel-related expenses, capital expenditures related to content databases and equipment, investments in new service offerings and technologies and web-hosting costs and business acquisitions. Expenditures have increased as operations and the number of personnel have grown, and our expenditures may continue to increase in the future. Our future cash expenditures may vary significantly from those now planned and will depend on many factors including:

•	amounts we must pay to service our debt;

•	payments we intend to make to our parent related to the PIK Notes;

•	our marketing and advertising expenditures;

•	the development of new services and enhancement of functionality in our technology and tools;

•	our ability to attract and retain subscribers;

•	market acceptance of our services;

•	the launch of additional services and expansion into new markets;

•	the level of new content acquisition required to retain and acquire subscribers ;

•	amounts we must invest in our infrastructure to support our operations;

•	the resources for our development, marketing and administrative organizations;

•	our relationships with subscribers and vendors;

•	our engaging in additional business acquisitions; and

•	amounts we must spend to integrate and operate acquired businesses.

We expect cash and cash equivalents on hand, cash flows from operations and amounts available under our Revolving Facility will provide adequate funds for our currently anticipated operating and recurring cash needs (e.g., debt service, working capital and capital expenditures) for at least the next twelve months; however, our substantial level of debt and debt service obligations as well as our intention to make further payments to our parent related to the PIK Notes could have important consequences including:

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

Cash Flow Analysis

Summary cash flow information for cash and cash equivalents for the three months ended March 31, 2015 and 2014 is set forth below. We consider cash and cash equivalents in evaluating our overall cash position.

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands)
Net cash and cash equivalents provided by (used in):
Operating activities	$49,564	$58,007	(14.6)%
Investing activities	(21,552)	(12,481)	72.7
Financing activities	(22,918)	(10,577)	116.7

Net decrease in cash and cash equivalents	$5,094	$34,949	(85.4)%

Net cash provided by operating activities

For the three months ended March 31, 2015, net cash provided by operating activities was $49.6 million, a decrease of $8.4 million compared to the three months ended March 31, 2014, due to a $10.4 million decrease in the changes in operating assets and liabilities and a $3.2 million decrease in non-cash adjustments, partially offset by a $5.2 million change in net income (loss). The decrease in the changes in operating assets and liabilities was primarily due to a decrease of $10.4 million in cash due to the timing of cash receipts and payments, including the payment of $5.8 million for accrued interest related to the shareholder litigation settled in February 2015. The decrease in adjustments for non-cash items primarily consisted of a $9.6 million decrease in amortization of intangible assets due to certain intangible assets being amortized on an accelerated basis, partially offset by an increase of $4.9 million in deferred income taxes and by a $1.1 million increase in other non-cash items such as depreciation and amortization of content databases.

Net cash used in investing activities

For the three months ended March 31, 2015, net cash used in investing activities totaled $21.6 million, an increase of $9.1 million compared to the three months ended March 31, 2014. This change was primarily due to a $10.0 million note receivable issued to our parent, Holdings LLC, in March 2015 to repurchase a portion of the PIK Notes plus accumulated interest. Additionally, investments in content databases and purchases of property and equipment decreased by $0.9 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Net cash used in financing activities

For the three months ended March 31, 2015, net cash used in financing activities totaled $22.9 million, an increase of $12.3 million compared to the three months ended March 31, 2014. The increase was primarily due an increase in principal payments on our debt due to an excess cash flow mandatory repayment of $15.0 million made in March 2015. The increase in net cash used in financing activities was partially offset due to $1.2 million of contingent consideration payments related to a prior year acquisition made during the three months ended March 31, 2014.

Contractual Obligations

In January 2015, we entered into a $37.6 million lease agreement for a new corporate headquarters, to be constructed in Lehi, Utah. The lease has an anticipated start date of mid-2016 with a 10 year initial term.

In February 2015, we entered into a 10-year content digitization and publication agreement that requires us to make escalating minimum annual payments totaling $20.5 million over the life of the contract. As of March 31, 2015, no payments have been made under the terms of the contract.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability instead of being presented as an asset. This guidance is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. For all other entities, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The new guidance is to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance and represents a change in accounting principle. We have early adopted this standard as of March 31, 2015. Refer to Item 1. Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for a reconciliation of the effect of the adoption of ASU 2015-03 on our Condensed Consolidated Balance Sheets at December 31, 2014.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software license. This guidance is effective for public companies for fiscal years and interim periods beginning after December 15, 2015. For all other entities, this guidance is effective for annual periods beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for all entities. The new guidance is to be applied either prospectively to new cloud computing arrangements or retrospectively. We have early adopted this standard as of March 31, 2015 and will apply the guidance prospectively. It is not expected to have a material impact on our Consolidated Financial Statements.

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

We consider the assumptions and estimates associated with the testing of goodwill for impairment, recoverability of long-lived assets, income taxes, determination of the fair value of stock options included in stock-based compensation expense and timing for recognition of AncestryDNA revenues and to be our critical accounting estimates. For further information on our significant accounting policies, see Note 1 to our 2014 Consolidated Financial Statements included in our Annual Report on Form 10-K. There have been no changes to our significant accounting policies since December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business, which currently are comprised primarily of interest rate risks and foreign currency exchange risks. For financial market risks related to interest rates and foreign currency exchange, refer to the “Quantitative and Qualitative Disclosures about Market Risk” contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. Our exposure to market risk has not changed significantly since December 31, 2014.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in this Quarterly Report include controls and procedures designed to ensure that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all error and all fraud. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Ancestry.com have been detected.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Appraisal Litigation (In re: Appraisal of Ancestry.com Inc.)

On October 21, 2012, the Company’s predecessor entered into a definitive merger agreement with Global Generations Merger Sub Inc. and its parent company, Ancestry US Holdings Inc. to acquire the Company’s predecessor entity for $32 per share of common stock (the “Merger”). Following the consummation of the Merger, three former shareholders, who, combined, owned approximately 1.4 million shares of the predecessor entity’s common stock, instituted two separate appraisal proceedings in the Court of Chancery of the State of Delaware pursuant to Del. C. § 262: Merion Capital, L.P. v. Ancestry.com, Inc. (C.A. No. 8173) and Merlin Partners LP et al. v. Ancestry.com Inc. (C.A. No. 8175). The two appraisal petitions alleged that the $32 per share price paid to the predecessor entity’s shareholders in the Merger did not represent the fair value of the Company on the date the Merger was consummated. On June 24, 2013, the Court consolidated the two pending appraisal proceedings as In re: Appraisal of Ancestry.com Inc. On February 9, 2015, the Court issued an order directing the Company to pay the fair value of $32 per share plus interest from the closing of the Merger through the date of payment. Therefore, on February 9, 2015, the Company paid a total of $51.1 million, which included releasing $45.3 million of restricted cash for the fair value of $32 per share plus $5.8 million for accrued interest.

General

As part of the acquisition of Archives.com from Inflection LLC, completed in August 2012, a Marketing Agreement between Inflection LLC and Z-CORP dba OneGreatFamily.com (“OGF”) was assigned to Ancestry.com Operations Inc. On or about October 10, 2014, OGF initiated a proceeding in the Fourth Judicial District Court of the State of Utah against Ancestry.com Inc. and Ancestry.com Operations Inc., which is captioned Z-CORP et al. v. Ancestry.com Inc. et al. (Civil No. 140401466). In regards to the assigned Marketing Agreement, the complaint alleges breach of contract, breach of implied covenant of good faith and fair dealing, conversion and intentional interference with prospective economic relations with alleged damages totaling over $30 million and punitive damages. On or about November 13, 2014 Ancestry.com filed a motion to dismiss the complaint in its entirety, for failing to state claims upon which relief may be granted. The Court heard oral arguments on the motion to dismiss on March 9, 2015. On April 1, 2015, the court issued a ruling granting our motion to dismiss, dismissing all claims but one with prejudice and on the merits. After OGF conceded the law had changed regarding its last claim, the final claim was dismissed without prejudice by consent of both parties. OGF has not filed an appeal, but its time to appeal has not yet expired.

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

We generate substantially all of our revenues from subscriptions to our services, and we expect that we will continue to depend upon subscription revenues for substantially all of our revenues in the foreseeable future. We must continue to retain existing and to attract new subscribers both to grow our business and to replace subscribers who choose to cancel their subscriptions. We seek to do this in part by investing in existing and new product platforms, services and technologies, such as AncestryDNA, Newspapers.com, and mobile, and by expanding to new markets. If consumers do not perceive our services to be reliable, valuable and of high quality, if we fail to sufficiently invest in our product platform, if we fail to regularly introduce new and improved services and more content, if we introduce new services that are not favorably received by the market, if we fail to adequately address public concern regarding privacy and data security, if consumer interest in online family history services declines, or if we find that we have already engaged as subscribers substantially all of the total addressable market for family history services, we may not be able to retain existing or to attract new subscribers and our revenues could be materially adversely affected. Subscribers choose to cancel their subscriptions for many personal reasons, including a desire to reduce discretionary spending, a perception that they do not have sufficient time to use the service or otherwise do not use the service sufficiently or customer service issues are not satisfactorily resolved.

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

Any of these factors could cause our number of subscribers to fall, which could materially adversely impact our business, financial condition and results of operations. If we are unable to effectively retain existing subscribers and to attract new subscribers or our number of subscribers declines, our business, financial condition and results of operations could be materially adversely affected.

Our business may not grow or may contract, which could negatively affect our financial condition and results of operations.

While we have experienced periods of rapid growth in the past, we do not expect rapid growth rates in future periods. As such, you should not rely on the growth of any prior year or other period as an indication of our future performance. If our business does not grow, while we continue to devote substantial resources and funds to improving our existing or developing new technologies and product offerings, to continue acquiring new and relevant content and also to expanding awareness of our brand and category through marketing, our margins in the near term may be reduced. If our revenue growth rate were to decline or become negative, it could materially adversely affect our financial condition and results of operations.

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

As part of our business strategy, we have made and will continue to make significant investments in the development or acquisition of new products and technologies. There is no assurance that new products or technologies will positively contribute to our results of operations in the future. Our existing subscribers may not find the products that we offer as a result of these investments to be attractive, or they may not succeed in enticing new subscribers. Acquiring or launching new products and technologies may demand a disproportionate amount of management’s attention, and distract them from their focus on our existing offerings. If acquisitions, new product launches, major product feature releases, or a health website, are unsuccessful, our brand and reputation, our results of operations, financial condition and key metrics, such as net subscriber additions, may be materially adversely affected. We may not be successful in addressing these risks or any other problems encountered in connection with our investments.

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

In addition, the largely long-term commitments of our subscribers historically have enhanced our near-term visibility on our revenues, which we believe has enabled us to more effectively manage our business and provide working capital benefits. If the mix of our subscriptions continues to change from longer to shorter durations, our near-term visibility on our revenues could decrease and it could become more difficult to manage our business and effectively budget future working capital requirements.

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

Acquiring, digitizing and indexing new content can take a significant amount of time and expense, can expose us to risks associated with the loss or damage of historical documents, and our costs to do so may exceed the realized benefits. Our inability to maintain or acquire content or make new content available online in a timely and cost-effective manner, or liability for loss of historical documents, could have a material adverse effect on our business, financial condition and results of operations.

Digitizing and indexing new historical content can take a significant amount of time and expense, and we generally incur the expenses related to such content significantly in advance of the time we can make it available to our subscribers. We have made significant investments to acquire, digitize and index content, including content acquired through business acquisitions, and we expect to continue to spend significant resources on content. If the costs incurred to acquire, digitize, or index content exceeds the realized benefit, it could harm our financial results.

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

To execute our business plan, we must attract and retain highly-qualified personnel. Competition for these employees is intense, particularly for skilled engineers, and we may not be successful in attracting and retaining qualified personnel. We have experienced and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock-based awards they may receive in connection with their employment and may be concerned about the value and liquidity of the stock-based awards we offer. When adding staff, we may not make optimal hiring decisions or may not integrate personnel effectively. Additions to personnel may increase our cost base, which could make it more difficult to decrease expenses in the short term. If we fail to attract and effectively integrate new personnel, or fail to retain and motivate our current personnel, our business and future prospects could be materially adversely affected.

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

As of March 31, 2015, approximately 30% of subscribers to our core Ancestry websites were from locations outside the United States. We are subject to many of the risks of doing business internationally, including the following:

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

As part of our business, we make biographical and historical data available through our websites, we use registered users’ personal data for internal purposes and we host websites and message boards, among other things, that contain content supplied by third parties. In addition, we collect biological information in the form of DNA samples used for genetic testing in connection with our DNA service and other health information in connection with our health service. For privacy or security reasons, privacy groups, governmental agencies and individuals may seek to restrict or prevent our use or publication of certain biological or historical information pertaining to individuals, particularly living persons. Because most of our genetic testing of DNA samples is outsourced to third-party service providers, we have less control over privacy and security measures. If our third-party DNA testing providers fail to comply with privacy and security standards, as required pursuant to the terms of our agreements with such providers, this could have a material adverse effect on our business, financial condition and results of operations.

We also face additional privacy issues as we expand into other international markets, as many nations have privacy protections more stringent than those in the United States, particularly in Europe where privacy laws continue to become more expansive. The protection of consumer privacy has also increasingly become a focus of U.S. regulators, and the impact of recent and potential future enhanced privacy protections in the United States is uncertain. We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Increased domestic or international regulation of data utilization and distribution practices, including self-regulation, could require us to modify our operations and incur significant expense, which could have a material adverse effect on our business, financial condition and results of operations. If our users’ private content were to become publicly available or, if third parties were able to gain unauthorized access to such content, in particular the DNA testing information, we may face liability and harm to our brand and reputation.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business opportunities, including developing new features and products or enhancing our existing solutions, improving our operating infrastructure or acquiring complementary businesses and technologies. Our Revolving Facility, which provides for $50.0 million of borrowings, may not be sufficient for our needs. Accordingly, we and/or our parent entities (“the Ancestry Group”) may engage in debt financing to secure additional funds; however, we may not be able to obtain additional financing on terms favorable to us, if at all. For example, our Second Amended Credit Facility, and the indentures governing the Notes and the PIK Notes contain restrictive covenants relating to capital-raising activities by us and our direct parent, Holdings LLC, and other financial and operational matters, and any debt financing obtained by us or our parent entities in the Ancestry Group in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to grow our business and to respond to business challenges could be significantly impaired, and our business may be materially harmed.

We face risks associated with currency exchange rate fluctuations, which could adversely affect our revenues and operating results.

For the three months ended March 31, 2015, approximately 18% of our total revenues earned and approximately 6% of our total expenses incurred were in currencies other than the United States dollar, such as the British pound sterling, the Australian dollar, the Canadian dollar and the Euro. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the United States dollar, which could affect our revenues and results of operations. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues, operating expenses and net income. We may not be able to offset adverse foreign currency impact with increased subscription pricing or volume. We attempt to limit our exposure by paying our operating expenses incurred in foreign jurisdictions with revenues received in the applicable currency, but if we do not have enough local currency to pay all our expenses in that currency, we are exposed to currency exchange rate risk with respect to those expenses. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

We earn a significant amount of our operating income from outside the United States, and there have been proposals to change U.S. and foreign tax laws that would significantly impact how we are taxed on foreign earnings. Although we cannot predict whether or in what form any proposed legislation may pass, if enacted it could have a material adverse impact on our future tax expense and cash flow.

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

We have substantial debt, totaling approximately $862.0 million as of March 31, 2015, consisting of approximately $562.0 million under our Second Amended Credit Facility, which matures in 2018, and $300 million in Notes which mature in 2020, and as a result, we have significant debt service obligations. We also have the ability to borrow up to $50.0 million under the Revolving Facility. Our substantial level of debt and debt service obligations as well as our intention to pay distributions to our parent related to the PIK Notes could have important consequences including:

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

Our direct parent, Holdings LLC, has outstanding $390.2 million in senior unsecured PIK Notes. In addition to servicing our debt, we intend to make payments to Holdings LLC related to the PIK Notes, which may exacerbate the risks associated with our debt under the Second Amended Credit Facility and the Notes.

Our direct parent, Holdings LLC, has outstanding a total of $390.2 million of 9.625%/10.375% senior unsecured PIK Notes, which mature on October 15, 2018. Holdings LLC is a holding company with no material operations and limited assets other than its ownership of the membership interests of Ancestry.com LLC. While covenants in our Second Amended Credit Facility and the indenture governing the Notes limit the amount of cash that we are able to distribute to our parent companies, to the extent cash is available, we intend to make payments to Holdings LLC related to the PIK Notes. Paying cash to our parent for the PIK Notes will reduce the amount of cash available to pay our debt obligations and could also compound the consequences and risks of our debt and could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under the Second Amended Credit Facility and the Notes.

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

If we do not generate cash flows from operations sufficient to pay our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at that time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives, which in turn could exacerbate the effects of any failure to generate sufficient cash flow to satisfy our debt service obligations. In addition, any failure to make payments of interest and principal on our outstanding debt on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional debt on acceptable terms and may materially adversely affect the price of the Notes. Furthermore, there currently is not a well-established secondary market for our assets. The lack of a secondary market may make the sale of our assets challenging, and the sale of assets should not be viewed as a significant source of funding.

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

The Notes and the related guarantees are unsecured. This means they are effectively subordinated in right of payment to all of our and the guarantors’ secured debt, including our Second Amended Credit Facility, to the extent of the value of the assets securing that debt. Loans under our Second Amended Credit Facility are secured by substantially all of our and the guarantors’ assets (subject to certain exceptions). As of March 31, 2015, we had approximately $450.0 million and $112.0 million outstanding under the Amended Term B-1 Loan and Amended Term B-2 Loan, respectively; and $50.0 million of availability under the Revolving Facility. Furthermore, the indenture governing the Notes allows us to incur additional secured debt. See Note 4 in our Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” for a further description of the terms of the Second Amended Credit Facility.

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

Certain of our existing or future foreign subsidiaries do not guarantee the Notes, and only the Company and all of the Company’s direct and indirect existing and future restricted subsidiaries (except excluded subsidiaries) that guarantee any indebtedness of Ancestry.com Inc. or any guarantor, or incur indebtedness under a credit facility, in each case, subject to certain exceptions, guarantee the Notes. This means the Notes are structurally subordinated to the debt and other liabilities of these non-guarantor subsidiaries. As of March 31, 2015, our non-guarantor subsidiaries had no debt outstanding (excluding intercompany debt). Our non-guarantor subsidiaries may, in the future, incur substantial additional liabilities, including debt. Furthermore, we may, under certain circumstances described in the indenture governing the Notes, designate subsidiaries to be unrestricted subsidiaries, and any subsidiary that is designated as unrestricted will not guarantee the Notes. In the event of our non-guarantor subsidiaries’ bankruptcy, insolvency, liquidation, dissolution, reorganization or similar proceeding, the assets of those non-guarantor subsidiaries will not be available to pay obligations on the Notes until after all of the liabilities (including trade payables) of those non-guarantor subsidiaries have been paid in full.

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

Ancestry.com LLC

Dated: May 1, 2015	By:	/s/ Timothy Sullivan
Timothy Sullivan
President and Chief Executive Officer

Dated: May 1, 2015	By:	/s/ Howard Hochhauser
Howard Hochhauser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
**	In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.