Form 10-Q
period 2015-06-30
Ancestry.com LLC
filed 2015-07-31
CIK 1575319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of July 31, 2015, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by a sole member.

Ancestry.com LLC

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ANCESTRY.COM LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,087	$108,494
Restricted cash	3,518	49,086
Accounts receivable, net of allowances of $969 and $540 at June 30, 2015 and December 31, 2014, respectively	11,874	11,241
Current deferred income taxes	1,375	5,277
Prepaid expenses and other current assets	12,563	11,643
Total current assets	137,417	185,741
Property and equipment, net	39,842	37,106
Content databases, net	283,322	282,815
Intangible assets, net	214,127	269,054
Goodwill	948,283	948,283
Other assets	13,609	3,175
Total assets	$1,636,600	$1,726,174
LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable	$18,597	$11,515
Accrued expenses	31,421	47,029
Acquisition-related liabilities	3,518	49,086
Deferred revenues	149,904	145,010
Current portion of long-term debt, net	29,033	46,537
Total current liabilities	232,473	299,177
Long-term debt, net	791,455	799,403
Deferred income taxes	90,026	115,461
Other long-term liabilities	26,321	16,406
Total liabilities	1,140,275	1,230,447
Commitments and contingencies
Member’s interests:
Member’s interests	650,972	666,830
Accumulated deficit	(154,647)	(171,103)
Total member’s interests	496,325	495,727
Total liabilities and member’s interests	$1,636,600	$1,726,174
See accompanying notes to Condensed Consolidated Financial Statements (unaudited)

ANCESTRY.COM LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenues:
Subscription revenues	$145,408	$137,961	$287,125	$275,155
Product and other revenues	24,016	18,091	46,896	34,543
Total revenues	169,424	156,052	334,021	309,698
Costs of revenues:
Cost of subscription revenues	25,584	23,895	51,279	47,263
Cost of product and other revenues	13,882	10,615	28,148	21,928
Total cost of revenues	39,466	34,510	79,427	69,191
Gross profit	129,958	121,542	254,594	240,507
Operating expenses:
Technology and development	24,282	24,236	47,725	48,801
Marketing and advertising	41,203	40,986	84,380	86,191
General and administrative	12,427	15,341	23,882	29,555
Amortization of acquired intangible assets	27,464	37,001	54,927	74,052
Total operating expenses	105,376	117,564	210,914	238,599
Income from operations	24,582	3,978	43,680	1,908
Interest expense, net	(16,622)	(17,759)	(33,830)	(35,150)
Other income (expense), net	190	306	(73)	325
Income (loss) before income taxes	8,150	(13,475)	9,777	(32,917)
Income tax benefit	5,512	5,866	6,679	22,931
Net income (loss)	$13,662	$(7,609)	$16,456	$(9,986)

Comprehensive income (loss)	$13,662	$(7,609)	$16,456	$(9,986)
See accompanying notes to Condensed Consolidated Financial Statements (unaudited)

ANCESTRY.COM LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2015	2014
	(unaudited)
Operating activities:
Net income (loss)	$16,456	$(9,986)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,106	10,298
Amortization of content databases	15,477	14,286
Amortization of acquired intangible assets	54,927	74,052
Amortization of debt-related costs	4,843	4,886
Deferred income taxes	(21,533)	(27,242)
Stock-based compensation expense	3,801	3,824
Excess tax benefit from stock-based compensation	(17)	(954)
Changes in operating assets and liabilities:
Accounts receivable	(633)	1,037
Other assets	(1,274)	(2,961)
Income taxes, net	2,081	5,123
Accounts payable and other liabilities	(8,433)	(4,111)
Deferred revenues	4,894	6,591
Net cash provided by operating activities	81,695	74,843
Investing activities:
Capitalization of content databases	(16,540)	(19,519)
Purchases of property and equipment	(6,444)	(12,978)
Issuance of related party note receivable	(10,000)	—
Net cash used in investing activities	(32,984)	(32,497)
Financing activities:
Member’s capital contributions	—	26
Principal payments on debt	(30,035)	(18,785)
Excess tax benefits from stock-based compensation	17	954
Return-of-capital distributions	(19,100)	(18,430)
Payment of contingent consideration	—	(1,200)
Net cash used in financing activities	(49,118)	(37,435)
Net increase (decrease) in cash and cash equivalents	(407)	4,911
Cash and cash equivalents at beginning of period	108,494	86,554
Cash and cash equivalents at end of period	$108,087	$91,465

Supplemental disclosures of cash flow information:
Cash paid for interest	$29,253	$30,346
Cash paid (received) for income taxes	12,805	(886)

Supplemental disclosures of non-cash investing and financing activities:
Increase in estimated cost of construction of a building under a build-to-suit lease	$6,311	$—
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
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of Ancestry.com LLC and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation of the financial statements. In accordance with Accounting Standards Update (“ASU”) 2015-3, the Company’s deferred financing costs have been reclassified to be presented in the Condensed Consolidated Balance Sheets as a direct deduction from the debt liability rather than as an asset; refer to the Recent Accounting Pronouncements section below for further information. Additionally, the Income Tax Receivable line item has been reclassified to Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheets.
The following is a reconciliation of the effect of these reclassifications on the Company’s Condensed Consolidated Balance Sheet at December 31, 2014 (in thousands):

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

The majority of the Company’s revenues are subscription revenues, which are recognized ratably over the subscription periods; the costs to acquire subscribers are generally incurred before the Company recognizes the associated subscription revenues. Results of operations may vary between periods due to the timing of when revenues and expenses are recognized. As such, the results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Use of Estimates
The preparation of interim Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.
The Company regularly evaluates its estimates to determine their appropriateness, including testing goodwill for impairment, recoverability of long-lived assets, income taxes, determination of the fair value of stock options included in stock-based compensation expense, timing for recognition of AncestryDNA revenues and construction costs incurred under build-to-suit leases, among others. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable, the results of which form the basis for the amounts recorded within the Condensed Consolidated Financial Statements.
There have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the six months ended June 30, 2015, except the adoption of ASU 2015-3 as described below in the Recent Accounting Pronouncements section and for build-to-suit leases as described in Note 7.
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability instead of being presented as an asset. This guidance is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. For all other entities, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The new guidance is to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance and represents a change in accounting principle. The Company early adopted this standard as of March 31, 2015. The effect of the adoption of ASU 2015-03 on the Company’s Condensed Consolidated Balance Sheet at December 31, 2014 is shown in the Basis of Presentation section above.

In April 2015, the FASB issued ASU 2015-5, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. This guidance is effective for public companies for fiscal years and interim periods beginning after December 15, 2015. For all other entities, this guidance is effective for annual periods beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for all entities. The new guidance is to be applied either prospectively to new cloud computing arrangements or retrospectively. The Company early adopted this standard as of March 31, 2015 and applied the guidance prospectively. It did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. In July 2015, the FASB decided to defer by one year the effective dates of its new revenue recognition standard for public and nonpublic entities. As a result, this guidance will be effective for public companies for interim and annual periods beginning on or after December 15, 2017. For non-public companies, this guidance is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Public and nonpublic entities would be permitted to adopt the standard as early as the original public entity effective date; early adoption prior to that date would not be permitted. As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), the Company has elected to delay adoption of new or revised accounting standards applicable to public companies until such pronouncements are made applicable to private companies. Once effective, entities can choose to apply the standard using either a full retrospective approach or a modified retrospective approach. The Company has not yet selected a transition method and is currently assessing the potential impact that this standard will have on its consolidated financial statements.
2. CASH AND CASH EQUIVALENTS
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Cash	$31,070	$63,995
Cash equivalents:
Money market funds	77,017	44,499
Total cash and cash equivalents	$108,087	$108,494
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
Cash equivalents are classified as Level 1 as they have readily available market prices in an active market. There were no movements between fair value measurement levels of the Company’s cash equivalents during the six months ended June 30, 2015.

The following table summarizes the financial instruments of the Company at fair value based on the valuation approach applied to each class of security at June 30, 2015 (in thousands):

		Fair Value Measurement at Reporting Date Using
	Carrying Value at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$77,017	$77,017	$—	$—
Total assets	$77,017	$77,017	$—	$—

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

The carrying amounts as of June 30, 2015 and December 31, 2014 for accounts receivable and accounts payable approximated their fair values due to the immediate or short-term maturities of these financial instruments. As of June 30, 2015, the fair value of debt was $893.7 million compared to $911.8 million at December 31, 2014. The fair value of debt was considered a Level 2 measurement as the value was determined using observable market inputs, such as current interest rates, credit quality and prices observable from less active markets.
4. DEBT
Credit Facility
The Issuer has outstanding a credit facility (the “Second Amended Credit Facility”), which consists of a $457.1 million amended Term B-1 Loan (the “Amended Term B-1 Loan”) maturing in December 2018, a $165.0 million amended Term B-2 Loan (the “Amended Term B-2 Loan”) maturing in May 2018, and a $50.0 million revolving facility (the “Revolving Facility”) expiring in December 2017. As of June 30, 2015, no funds had been drawn against the Revolving Facility. Borrowings under the Revolving Facility may be used for the purpose of general working capital, capital expenditures and other general corporate purposes. The Second Amended Credit Facility allows the Issuer to borrow additional amounts up to $150.0 million plus any amount up to a pro forma total net secured leverage ratio (“Total Net Secured Leverage Ratio”), as defined in the Second Amended Credit Facility, of 4.00 to 1.00 and subject to market availability. Additional amounts can be borrowed subject to covenants in the Second Amended Credit Facility.

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
The Amended Term B-1 Loan, Amended Term B-2 Loan and Revolving Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable margin plus, at the Issuer’s option, either: (a) a base rate determined by reference to the highest of (i) the Barclays Bank PLC prime rate at such time, (ii) 0.50% in excess of the overnight federal funds rate at such time and (iii) the LIBOR rate that is in effect for a LIBOR loan with an interest period of one month plus 1.00%, provided that the base rate for the Amended Term B-1 Loan and Amended Term B-2 Loan is not less than 2.00% per annum; or (b) a LIBOR rate, provided that the LIBOR rate for the Amended Term B-1 Loan and the Amended Term B-2 Loan is not less than 1.00% per annum. The applicable margin shall mean either: (a) in the case of a base rate Amended Term B-1 Loan, 2.50%, and in the case of a base rate Amended Term B-2 Loan, 2.00%, or (b) in the case of a LIBOR Amended Term B-1 Loan, 3.50%, and in the case of a LIBOR Amended Term B-2 Loan, 3.00%. As of June 30, 2015, the interest rates on the Amended Term B-1 Loan and Amended Term B-2 Loan were equal to a LIBOR floor of 1.00% plus applicable margins of 3.50% and 3.00%, respectively. The applicable margin for the Revolving Facility is subject to step-ups and step-downs based on the Company’s Total Net Secured Leverage Ratio. The Issuer is also required to pay a commitment fee of 0.50% per annum on the unutilized commitments under the Revolving Facility, which fee decreases to 0.375% if the Total Net Secured Leverage Ratio is less than or equal to 2.75 to 1.00. The effective interest rates of both the Amended Term B-1 Loan and Amended Term B-2 Loan are approximately 5.9%.
The Second Amended Credit Facility permits restricted payments, including dividends, out of available amounts, as defined in the Second Amended Credit Facility. The available amount formulation includes a starter amount of $25.0 million and is adjusted annually upon the delivery of the Company's audited financial statements. Available amounts are adjusted based on the calculation of 50% of the Company’s annual retained excess cash flow. Separately, the Second Amended Credit Facility has a general basket for restricted payments of $40.0 million. As of June 30, 2015 and December 31, 2014, the Company was in compliance with all covenants of the Second Amended Credit Facility.
The Second Amended Credit Facility also requires the Issuer to maintain an interest rate protection agreement for a period of not less than three years from the closing date such that not less than 50% of the outstanding debt of the Issuer and its restricted subsidiaries at the closing date is (i) subject to an interest rate protection agreement or (ii) fixed-rate borrowings. Accordingly, the Issuer has interest rate cap agreements with a $190.0 million total notional amount that cap the three-month LIBOR rate at 1.50% expiring March 31, 2016. This agreement, in conjunction with the fixed interest rate borrowings discussed below, met the stipulations prescribed by the Second Amended Credit Facility. The Issuer, at its discretion, has also entered into interest rate cap agreements with a $200.0 million total notional amount that cap the three-month LIBOR rate at 2.00% expiring September 29, 2017. Changes in the fair value of the interest rate caps are recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) during the period of the change. The fair value as of June 30, 2015 and December 31, 2014 and the change in fair value of the interest rate caps for the three and six months ended June 30, 2015 and June 30, 2014 were immaterial.
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

Outstanding long-term debt consists of the following (in thousands):

	June 30, 2015			December 31, 2014
	Outstanding Principal	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount	Outstanding Principal	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
Amended Term B-1 Loan	$449,020	$(19,132)	$429,888	$452,533	$(21,763)	$430,770
Amended Term B-2 Loan	105,477	(3,518)	101,959	132,000	(4,758)	127,242
Notes	300,000	(11,359)	288,641	300,000	(12,072)	287,928
Total debt	854,497	(34,009)	820,488	884,533	(38,593)	845,940
Less: Current portion	(30,071)	1,038	(29,033)	(48,348)	1,811	(46,537)
Long-term debt	$824,426	$(32,971)	$791,455	$836,185	$(36,782)	$799,403
The following is a schedule by year of future principal payments as of June 30, 2015 (in thousands):

Years Ending December 31,	Amended Term B-1 Loan	Amended Term B-2 Loan	Notes	Total
2015	$1,876	$13,159	$—	$15,035
2016	3,753	26,318	—	30,071
2017	4,571	33,000	—	37,571
2018	438,820	33,000	—	471,820
2019	—	—	—	—
Thereafter	—	—	300,000	300,000
Total future principal payments	$449,020	$105,477	$300,000	$854,497
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

The PIK Notes are senior unsecured obligations of Holdings LLC and are structurally subordinated to all the Company’s existing and future indebtedness. Additionally, the Company did not guarantee the PIK Notes, nor were any of its assets pledged as collateral for the PIK Notes. As the Company is not an obligor or a guarantor on the PIK Notes, the debt is recorded only in the financial statements of Holdings LLC and is not reflected in the Condensed Consolidated Financial Statements of Ancestry.com LLC. While not required, the Company has made and intends to make future payments to Holdings LLC in order to fund payments related to the PIK Notes, provided that such payments are permitted under the covenants of the Second Amended Credit Facility and the Notes. For the six months ended June 30, 2015 and June 30, 2014, the Company declared and paid its parent, Holdings LLC, return-of-capital distributions of $19.1 million and $18.4 million, respectively, related to the PIK Notes.
5. STOCK-BASED COMPENSATION
Stock-based compensation was included in the following captions within the Condensed Consolidated Statements of Comprehensive Income (Loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues	$23	$34	$47	$61
Technology and development	660	836	1,389	1,633
Marketing and advertising	144	236	298	466
General and administrative	1,049	912	2,067	1,664
Total stock-based compensation expense	$1,876	$2,018	$3,801	$3,824

6. INCOME TAXES
For the three and six months ended June 30, 2015, the Company recorded income tax benefits of $5.5 million and $6.7 million, respectively, compared to income tax benefits of $5.9 million and $22.9 million for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2015, the Company's effective income tax rates were (67.6)% and (68.3)%, respectively, compared to effective income tax rates of 43.5% and 69.7%, respectively, for the three and six months ended June 30, 2014. The change in the effective income tax rates for both the three and six month periods resulted primarily from the foreign tax rate benefit. This benefit increased the effective income tax rates during the three and six months ended June 30, 2014, due to the Company's loss before income taxes, but decreased the effective income tax rates during the three and six months ended June 30, 2015, due to the Company's income before income taxes.

The Company is subject to income taxes in U.S. and foreign jurisdictions and to examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. The Company’s total gross unrecognized tax benefits at June 30, 2015 and December 31, 2014 were $19.2 million and $16.1 million, respectively. The $3.1 million increase in the gross unrecognized tax benefits at June 30, 2015 compared to December 31, 2014 resulted primarily from positions taken on the Company’s income tax returns related to intercompany transactions and foreign earnings. The gross uncertain tax positions, if recognized, would result in a reduction of tax expense.
7. COMMITMENTS AND CONTINGENCIES
In January 2015, the Company entered into a build-to-suit lease agreement for a new corporate headquarters, to be constructed in Lehi, Utah. The lease has an anticipated start date of mid-2016 with a 10-year initial term and $37.6 million of lease payments.  The Company has concluded that it is the deemed owner of the building (for accounting purposes only) during the construction period. Accordingly, the Company has recorded a construction-in-progress asset as a component of Property and equipment, net of $6.3 million and a corresponding construction financing obligation recorded as a component of Other long-term liabilities in its Condensed Consolidated Balance Sheet as of June 30, 2015. The Company will continue to increase the construction-in-progress asset and corresponding long-term liability as additional building costs are incurred by the landlord during the construction period.
The Company establishes assets and liabilities for the estimated construction costs incurred under lease arrangements where the Company is considered the owner for accounting purposes only, or build-to-suit leases, to the extent the Company is involved in the construction of the asset or takes construction risk prior to commencement of a lease. Upon completion of the construction of facilities under build-to-suit leases, the Company evaluates whether these arrangements meet the criteria for sale-leaseback accounting treatment.

     In February 2015, the Company entered into a 10-year content digitization and publication agreement that requires the Company to make escalating minimum annual royalty payments totaling $20.5 million over the life of the contract. As of June 30, 2015, no material payments have been made under the terms of the contract.

General Legal Proceedings

On May 4, 2015, DNA Genotek Inc. (“Genotek”) filed a complaint against Ancestry.com DNA, LLC (“Ancestry DNA”) in the United States District Court for the District of Delaware (Case No. 1:15-cv-00355-SLR). The complaint asserts causes of action for (1) infringement of U.S. Patent No. 8,221,381; (2) breach of contract for allegedly breaching the Terms and Conditions that governed Ancestry DNA’s purchase of Genotek Saliva Collection Products; (3) conversion; (4) trespass to chattel; and (5) action to quiet title. Genotek seeks preliminary and permanent injunctive relief, unspecified monetary damages, and an award of Genotek’s costs and attorneys’ fees incurred in connection with this action. Genotek did not serve this complaint on Ancestry DNA until June 4, 2015 and filed an amended complaint on July 24, 2015. Ancestry DNA has not yet filed a response to the complaint. Ancestry DNA intends to defend the litigation vigorously.  While no assurances can be given as to outcomes or liability, if any, the Company does not believe that this litigation will be resolved in a manner that would have a material adverse effect on its financial statements.

As part of the acquisition of Archives.com from Inflection LLC, completed in August 2012, a Marketing Agreement between Inflection LLC and Z-CORP dba OneGreatFamily.com (“OGF”) was assigned to Ancestry.com Operations Inc. On or about October 10, 2014, OGF initiated a proceeding in the Fourth Judicial District Court of the State of Utah against Ancestry.com Inc. and Ancestry.com Operations Inc., which is captioned Z-CORP et al. v. Ancestry.com Inc. et al. (Civil No. 140401466). In regards to the assigned Marketing Agreement, the complaint alleges breach of contract, breach of implied covenant of good faith and fair dealing, conversion and intentional interference with prospective economic relations with alleged damages totaling over $30 million and punitive damages. On or about November 13, 2014 Ancestry.com filed a motion to dismiss the complaint in its entirety, for failing to state claims upon which relief may be granted. The Court heard oral arguments on the motion to dismiss on March 9, 2015. On April 1, 2015, the court issued a ruling granting the Company’s motion to dismiss, dismissing all claims but one with prejudice and on the merits. After OGF conceded the law had changed regarding its last claim, the final claim was dismissed without prejudice by consent of both parties. On May 13, 2015, OGF appealed the court’s ruling to the Utah Supreme Court, which subsequently assigned the appeal to the Utah Court of Appeals. OGF’s initial brief is due August 5, 2015 and the Company's brief seeking to affirm the trial court is due September 4, 2015.

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
Appraisal Litigation (In re: Appraisal of Ancestry.com Inc.)
On October 21, 2012, the Company’s predecessor entered into a definitive merger agreement with Global Generations Merger Sub Inc. and its parent company, Ancestry US Holdings Inc., to acquire the Company’s predecessor entity for $32 per share of common stock (the “Merger”). Following the consummation of the Merger on December 28, 2012, three former shareholders, who, combined, owned approximately 1.4 million shares of the predecessor entity’s common stock, instituted two separate appraisal proceedings against Ancestry.com Inc. in the Court of Chancery of the State of Delaware pursuant to Del. C. § 262: Merion Capital, L.P. v. Ancestry.com, Inc. (C.A. No. 8173) and Merlin Partners LP et al. v. Ancestry.com Inc. (C.A. No. 8175). The two appraisal petitions alleged that the $32 per share price paid to the predecessor entity’s shareholders in the Merger did not represent the fair value of the Company on the date the Merger was consummated. On June 24, 2013, the Court consolidated the two pending appraisal proceedings as In re: Appraisal of Ancestry.com Inc. On February 9, 2015, the Court issued an order directing the Company to pay the fair value of $32 per share plus interest from the closing of the Merger through the date of payment. Therefore, on February 9, 2015, the Company paid a total of $51.1 million, which included releasing $45.3 million of restricted cash for the fair value of $32 per share plus $5.8 million for accrued interest.

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
Certain prior period amounts have been reclassified to conform to the current year presentation of the financial statements. Other than the adjustments related to the adoption of ASU 2015-03, as discussed in the Recent Accounting Pronouncements section in Note 1, these reclassifications did not have a significant impact on the Condensed Consolidated Financial Statements. Refer to the Basis of Presentation section in Note 1 for a reconciliation of the effect of the adoption of ASU 2015-03 on the Company’s Condensed Consolidated Balance Sheets as of December 31, 2014. The reclassification of deferred financing costs described in Note 1 is applicable only to the Issuer entity.

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)
June 30, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
ASSETS
Current assets:
Cash and cash equivalents	$430	$29	$105,596	$2,032	$—	$108,087
Restricted cash	—	—	3,518	—	—	3,518
Accounts receivable, net of allowances	—	—	11,691	183	—	11,874
Current deferred income taxes	—	—	1,375	—	—	1,375
Prepaid expenses and other current assets	—	31	12,199	333	—	12,563
Intercompany receivables	51	—	157	1,334	(1,542)	—
Total current assets	481	60	134,536	3,882	(1,542)	137,417
Property and equipment, net	—	—	39,377	465	—	39,842
Content databases, net	—	—	282,556	766	—	283,322
Intangible assets, net	—	—	214,127	—	—	214,127
Goodwill	—	—	947,613	670	—	948,283
Investment in subsidiary	497,245	1,225,243	401,919	93	(2,124,500)	—
Other assets	—	531	12,848	230	—	13,609
Total assets	$497,726	$1,225,834	$2,032,976	$6,106	$(2,126,042)	$1,636,600

LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable	$—	$33	$18,082	$482	$—	$18,597
Accrued expenses	—	1,449	28,824	1,148	—	31,421
Acquisition-related liabilities	—	—	3,518	—	—	3,518
Deferred revenues	—	—	149,873	31	—	149,904
Current portion of long-term debt, net	—	29,033	—	—	—	29,033
Intercompany payables	4	—	1,341	197	(1,542)	—
Total current liabilities	4	30,515	201,638	1,858	(1,542)	232,473
Long-term debt, net	—	791,455	—	—	—	791,455
Deferred income taxes	—	—	90,066	(40)	—	90,026
Other long-term liabilities	—	—	26,321	—	—	26,321
Total liabilities	4	821,970	318,025	1,818	(1,542)	1,140,275
Total member’s interests	497,722	403,864	1,714,951	4,288	(2,124,500)	496,325
Total liabilities and member’s interests	$497,726	$1,225,834	$2,032,976	$6,106	$(2,126,042)	$1,636,600

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

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
Three Months Ended June 30, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$169,107	$3,517	$(3,200)	$169,424
Total cost of revenues	—	—	42,401	265	(3,200)	39,466
Gross profit	—	—	126,706	3,252	—	129,958
Operating expenses:
Technology and development	—	—	23,895	387	—	24,282
Marketing and advertising	—	—	39,064	2,139	—	41,203
General and administrative	—	57	11,918	452	—	12,427
Amortization of acquired intangible assets	—	—	27,464	—	—	27,464
Total operating expenses	—	57	102,341	2,978	—	105,376
Income (loss) from operations	—	(57)	24,365	274	—	24,582
Interest income (expense), net	—	(16,761)	139	—	—	(16,622)
Other income, net	—	—	158	32	—	190
Income (loss) before income taxes	—	(16,818)	24,662	306	—	8,150
Income tax benefit (expense)	—	6,139	(548)	(79)	—	5,512
Income (loss) before loss from subsidiaries	—	(10,679)	24,114	227	—	13,662
Income (loss) from subsidiaries	13,662	7,511	(2,941)	—	(18,232)	—
Net income (loss)	$13,662	$(3,168)	$21,173	$227	$(18,232)	$13,662
Comprehensive income (loss)	$13,662	$(3,168)	$21,173	$227	$(18,232)	$13,662
Three Months Ended June 30, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$155,599	$4,750	$(4,297)	$156,052
Total cost of revenues	—	—	37,971	836	(4,297)	34,510
Gross profit	—	—	117,628	3,914	—	121,542
Operating expenses:
Technology and development	—	—	23,671	565	—	24,236
Marketing and advertising	—	—	38,366	2,620	—	40,986
General and administrative	—	57	14,614	670	—	15,341
Amortization of acquired intangible assets	—	—	37,001	—	—	37,001
Total operating expenses	—	57	113,652	3,855	—	117,564
Income (loss) from operations	—	(57)	3,976	59	—	3,978
Interest income (expense), net	—	(17,733)	(28)	2	—	(17,759)
Other income, net	—	—	126	180	—	306
Income (loss) before income taxes	—	(17,790)	4,074	241	—	(13,475)
Income tax benefit (expense)	—	6,493	(583)	(44)	—	5,866
Income (loss) before loss from subsidiaries	—	(11,297)	3,491	197	—	(7,609)
Loss from subsidiaries	(7,609)	(12,100)	(23,200)	—	42,909	—
Net income (loss)	$(7,609)	$(23,397)	$(19,709)	$197	$42,909	$(7,609)
Comprehensive income (loss)	$(7,609)	$(23,397)	$(19,709)	$197	$42,909	$(7,609)

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

Six Months Ended June 30, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$333,270	$7,234	$(6,483)	$334,021
Total cost of revenues	—	—	85,180	730	(6,483)	79,427
Gross profit	—	—	248,090	6,504	—	254,594
Operating expenses:
Technology and development	—	—	46,916	809	—	47,725
Marketing and advertising	—	—	80,349	4,031	—	84,380
General and administrative	—	430	22,322	1,130	—	23,882
Amortization of acquired intangible assets	—	—	54,927	—	—	54,927
Total operating expenses	—	430	204,514	5,970	—	210,914
Income (loss) from operations	—	(430)	43,576	534	—	43,680
Interest income (expense), net	—	(34,095)	265	—	—	(33,830)
Other income (expense), net	—	—	(95)	22	—	(73)
Income (loss) before income taxes	—	(34,525)	43,746	556	—	9,777
Income tax benefit (expense)	—	12,602	(5,792)	(131)	—	6,679
Income (loss) before loss from subsidiaries	—	(21,923)	37,954	425	—	16,456
Income (Loss) from subsidiaries	16,456	5,844	(15,654)	—	(6,646)	—
Net income (loss)	$16,456	$(16,079)	$22,300	$425	$(6,646)	$16,456
Comprehensive income (loss)	$16,456	$(16,079)	$22,300	$425	$(6,646)	$16,456

Six Months Ended June 30, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$308,706	$10,441	$(9,449)	$309,698
Total cost of revenues	—	—	76,839	1,801	(9,449)	69,191
Gross profit	—	—	231,867	8,640	—	240,507
Operating expenses:
Technology and development	—	—	47,951	850	—	48,801
Marketing and advertising	—	—	80,296	5,895	—	86,191
General and administrative	—	97	28,117	1,341	—	29,555
Amortization of acquired intangible assets	—	—	74,052	—	—	74,052
Total operating expenses	—	97	230,416	8,086	—	238,599
Income (loss) from operations	—	(97)	1,451	554	—	1,908
Interest income (expense), net	—	(35,071)	(82)	3	—	(35,150)
Other income (expense), net	—	(8)	147	186	—	325
Income (loss) before income taxes	—	(35,176)	1,516	743	—	(32,917)
Income tax benefit (expense)	—	12,839	10,209	(117)	—	22,931
Income (loss) before loss from subsidiaries	—	(22,337)	11,725	626	—	(9,986)
Loss from subsidiaries	(9,986)	(17,994)	(39,705)	—	67,685	—
Net income (loss)	$(9,986)	$(40,331)	$(27,980)	$626	$67,685	$(9,986)
Comprehensive income (loss)	$(9,986)	$(40,331)	$(27,980)	$626	$67,685	$(9,986)

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)
Six Months Ended June 30, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$19,233	$22,309	$106,102	$(1,276)	$(64,673)	$81,695
Investing activities:
Capitalization of content databases	—	—	(16,540)	—	—	(16,540)
Purchases of property and equipment	—	—	(6,426)	(18)	—	(6,444)
Issuance of related party note receivable	—	—	(10,000)	—	—	(10,000)
Investment in subsidiaries	—	(12,602)	—	(45)	12,647	—
Return of capital from subsidiaries	—	47,399	27,195	—	(74,594)	—
Net cash provided by (used in) investing activities	—	34,797	(5,771)	(63)	(61,947)	(32,984)
Financing activities:
Member's capital contributions	—	—	—	—	—	—
Principal payments on debt	—	(30,035)	—	—	—	(30,035)
Excess tax benefits from stock-based compensation	—	—	—	17	—	17
Return-of-capital distribution	(19,100)	—	—	—	—	(19,100)
Payment of contingent consideration	—	—	—	—	—	—
Capital contribution from parent	—	—	12,647	—	(12,647)	—
Return of capital to parent	—	(27,195)	(47,399)	—	74,594	—
Intercompany dividends paid	—	—	(64,673)	—	64,673	—
Net cash provided by (used in) financing activities	(19,100)	(57,230)	(99,425)	17	126,620	(49,118)
Net increase (decrease) in cash and cash equivalents	133	(124)	906	(1,322)	—	(407)
Cash and cash equivalents at beginning of period	297	153	104,690	3,354	—	108,494
Cash and cash equivalents at end of period	$430	$29	$105,596	$2,032	$—	$108,087

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued)
(in thousands)
Six Months Ended June 30, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$18,239	$48,699	$111,345	$(3,854)	$(99,586)	$74,843
Investing activities:
Capitalization of content databases	—	—	(19,519)	—	—	(19,519)
Purchases of property and equipment	—	—	(12,946)	(32)	—	(12,978)
Issuance of related party note receivable	—	—	—	—	—	—
Investment in subsidiaries	—	(12,839)	—	—	12,839	—
Return of capital from subsidiaries	—	—	17,560	—	(17,560)	—
Net cash used in investing activities	—	(12,839)	(14,905)	(32)	(4,721)	(32,497)
Financing activities:
Member’s capital contributions	26	—	—	—	—	26
Principal payments on debt	—	(18,785)	—	—	—	(18,785)
Excess tax benefits from stock-based compensation	—	—	954	—	—	954
Return-of-capital distribution	(18,430)	—	—	—	—	(18,430)
Payment of contingent consideration	—	—	(1,200)	—	—	(1,200)
Capital contribution from parent	—	—	12,839	—	(12,839)	—
Return of capital to parent	—	(17,560)	—	—	17,560	—
Intercompany dividends paid	—	—	(84,262)	(15,324)	99,586	—
Net cash used in financing activities	(18,404)	(36,345)	(71,669)	(15,324)	104,307	(37,435)
Net increase (decrease) in cash and cash equivalents	(165)	(485)	24,771	(19,210)	—	4,911
Cash and cash equivalents at beginning of period	338	562	60,362	25,292	—	86,554
Cash and cash equivalents at end of period	$173	$77	$85,133	$6,082	$—	$91,465

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements relating to future events and future performance. All statements other than those that are purely historical may be forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “continue,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other words that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Forward-looking statements in this Quarterly Report include statements about:

•	our future financial performance, including our revenues, cost of revenues and operating expenses, and our ability to sustain profitability and achieve long-term growth;

•	our ability to generate additional revenues on a cost-effective basis;

•	our ability to attract and retain subscribers;

•	the size of our total addressable market;

•	our high degree of leverage and our ability to service our debt;

•	our intention to make payments to our parent, including those related to the PIK Notes;

•	our ability or our parent’s ability to take on additional debt;

•	risks related to the “Notes” and to high yield debt securities generally;

•	the potential impact of debt covenant restrictions on our flexibility in operating our business;

•	our ability to monetize and to create a meaningful mobile experience for our subscribers;

•	our ability to develop new products or technologies that will appeal to our subscribers and drive growth in our business;

•	our pricing and subscription package mix;

•	our ability to acquire content and make it available online;

•	our ability to attract and retain highly qualified personnel;

•	our continued investment in and expansion of our international operations, including our international launch of AncestryDNA;

•	our competitive position;

•	our ability to manage costs and control margins and trends;

•	our liquidity and working capital requirements and the availability of cash and credit;

•	our ability to protect users’ data and privacy concerns and to comply with privacy and security standards and laws, including data related to our AncestryDNA and AncestryHealth services;

•	the impact of external market forces, including changes in the macroeconomic environment, interest rates and foreign currency exchange rates;

•	the impact of claims or litigation; and

•	the impact of current and potential legislation and regulatory changes on privacy, subscription renewal, DNA or other aspects of our business.

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
Overview
Ancestry.com LLC (the “Parent”) is a holding company and all operations are conducted by its wholly-owned subsidiaries. Ancestry.com LLC and its subsidiaries are collectively referred to as “Ancestry.com,” “we” or “us”. Ancestry.com is the world’s largest online family history resource, with approximately 2.2 million paying subscribers around the world to its core Ancestry websites, including its flagship site www.ancestry.com and its Ancestry international websites, as of June 30, 2015.
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

Our key business metrics are presented for the three months ended June 30, 2015, March 31, 2015 and June 30, 2014 (in thousands):

	Three Months Ended
	June 30, 2015	March 31, 2015	June 30, 2014
Total subscribers at end of quarter	2,220	2,219	2,109
Net subscriber additions	1	104	(52)
The following table presents the percentage of total subscribers by subscription duration type at June 30, 2015, March 31, 2015 and June 30, 2014:

	June 30, 2015	March 31, 2015	June 30, 2014
Annual	37%	38%	41%
Semi-annual	25	23	23
Quarterly	2	2	2
Monthly	36	37	34
Total	100%	100%	100%
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
Subscription revenues from our core Ancestry websites accounted for approximately 92% of total subscription revenues for both the three and six months ended June 30, 2015. Total subscription revenues also include subscriptions to our other websites, such as Archives.com, Fold3.com and Newspapers.com. We attribute subscription revenues by country based on the billing address of the subscriber, regardless of the website to which the person subscribes. The following table presents subscription revenue by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$113,931	$105,383	$223,978	$209,973
United Kingdom	16,092	16,178	32,387	32,117
All other countries	15,385	16,400	30,760	33,065
Total subscription revenues	$145,408	$137,961	$287,125	$275,155
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
Cost of product and other revenues. Cost of product and other revenues consists of AncestryDNA service costs, personnel-related costs of customer service and other product fulfillment employees, direct costs of other products sold, shipping costs and credit card processing fees.
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

Results of Operations
The following table sets forth our statements of operations, as included in the Condensed Consolidated Statements of Comprehensive Income (Loss), as a percentage of total revenues for the three and six months ended June 30, 2015 and 2014. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Subscription revenues	85.8%	88.4%	86.0%	88.8%
Product and other revenues	14.2	11.6	14.0	11.2
Total revenues	100.0	100.0	100.0	100.0
Costs of revenues:
Cost of subscription revenues	15.1	15.3	15.4	15.3
Cost of product and other revenues	8.2	6.8	8.4	7.0
Total cost of revenues	23.3	22.1	23.8	22.3
Gross profit	76.7	77.9	76.2	77.7
Operating expenses:
Technology and development	14.3	15.5	14.3	15.9
Marketing and advertising	24.3	26.3	25.3	27.8
General and administrative	7.4	9.9	7.1	9.5
Amortization of acquired intangible assets	16.2	23.7	16.4	23.9
Total operating expenses	62.2	75.4	63.1	77.1
Income from operations	14.5	2.5	13.1	0.6
Interest expense, net	(9.8)	(11.4)	(10.2)	(11.3)
Other income (expense), net	0.1	0.2	—	0.1
Income (loss) before income taxes	4.8	(8.7)	2.9	(10.6)
Income tax benefit	3.3	3.8	2.0	7.4
Net income (loss)	8.1%	(4.9)%	4.9%	(3.2)%
Revenues, Costs of Revenues and Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Revenues:
Subscription revenues	$145,408	$137,961	5.4%	$287,125	$275,155	4.4%
Product and other revenues	24,016	18,091	32.8	46,896	34,543	35.8
Total revenues	169,424	156,052	8.6	334,021	309,698	7.9
Cost of revenues:
Cost of subscription revenues	25,584	23,895	7.1	51,279	47,263	8.5
Cost of product and other revenues	13,882	10,615	30.8	28,148	21,928	28.4
Total cost of revenues	39,466	34,510	14.4	79,427	69,191	14.8
Gross profit	$129,958	$121,542	6.9%	$254,594	$240,507	5.9%
Gross profit percentage	76.7%	77.9%		76.2%	77.7%

Subscription revenues
For the three months ended June 30, 2015, our subscription revenues increased $7.4 million compared to the three months ended June 30, 2014. This increase was primarily due to an increase in the average number of total subscribers and in the average monthly revenue per subscriber for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Premium packages, which include subscriptions bundled with our other subscriptions services such as Newspapers.com and Fold3.com, and monthly subscription durations have a higher average monthly revenue per subscriber than standard packages and longer-term subscription durations. For the three months ended June 30, 2015, changes in average foreign currency exchange rates had over a one-and-a-half percentage point negative impact on subscription revenues compared to the three months ended June 30, 2014.

For the six months ended June 30, 2015, our subscription revenues increased $12.0 million compared to the six months ended June 30, 2014. The increase was driven by the same factors that influenced the three-month results. For the six months ended June 30, 2015, changes in average foreign currency exchange rates had over a one percentage point negative impact on subscription revenues compared to the six months ended June 30, 2014.

Product and other revenues
For the three months ended June 30, 2015, our product and other revenues increased $5.9 million compared to the three months ended June 30, 2014. The increase was primarily due to a $6.2 million increase in AncestryDNA revenues due to higher sales volume. Additionally, revenues from genealogical research services increased for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, partially offset by a decrease in revenues from Family Tree Maker software.
For the six months ended June 30, 2015, our product and other revenues increased $12.4 million compared to the six months ended June 30, 2014. The increase was primarily due to a $13.3 million increase in AncestryDNA revenues due to higher sales volume. Additionally, revenues from genealogical research services increased $1.1 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. These increases were partially offset by a $1.4 million decrease in revenues from Family Tree Maker software.
Cost of subscription revenues
For the three months ended June 30, 2015, our cost of subscription revenues increased $1.7 million compared to the three months ended June 30, 2014. The increase was primarily due to an increase in web hosting costs, including additional software-related costs and depreciation expense for new web operations equipment, and an increase in content database amortization.
For the six months ended June 30, 2015, our cost of subscription revenues increased $4.0 million compared to the six months ended June 30, 2014. The increase was primarily due to a $2.8 million increase in web hosting costs, including additional software-related costs and depreciation expense for new web operations equipment. Additionally, content database amortization increased $1.2 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to the continued addition of new content records to our content database.
Cost of product and other revenues
For the three months ended June 30, 2015, our cost of product and other revenues increased $3.3 million compared to the three months ended June 30, 2014. The increase was primarily due to a $3.7 million increase in costs associated with AncestryDNA due to higher sales volume, partially offset by a reduction in per-unit processing costs. Additionally, costs from genealogical research services increased in relation to its revenues for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. These increases were partially offset by a decrease in costs for Family Tree Maker software due to the decline in revenues for this product.
For the six months ended June 30, 2015, our cost of product and other revenues increased $6.2 million compared to the six months ended June 30, 2014. The increase was primarily due to a $6.6 million increase in costs associated with AncestryDNA due to higher sales volume, partially offset by a reduction in per-unit processing costs. Additionally, costs from genealogical research services increased in relation to its revenues for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. These increases were partially offset by a decrease in costs for Family Tree Maker software due to the decline in revenues for this product.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Operating expenses:
Technology and development	$24,282	$24,236	0.2%	$47,725	$48,801	(2.2)%
Marketing and advertising	41,203	40,986	0.5	84,380	86,191	(2.1)
General and administrative	12,427	15,341	(19.0)	23,882	29,555	(19.2)
Amortization of acquired intangible assets	27,464	37,001	(25.8)	54,927	74,052	(25.8)
Total operating expenses	$105,376	$117,564	(10.4)%	$210,914	$238,599	(11.6)%
Technology and development
For the three months ended June 30, 2015, our technology and development expenses did not change materially compared to the three months ended June 30, 2014.
For the six months ended June 30, 2015, our technology and development expenses decreased $1.1 million compared to the six months ended June 30, 2014. The decrease is primarily due to a decrease in personnel-related expenses as a result of a decrease in the average number of technology and development personnel during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.
Marketing and advertising
For the three months ended June 30, 2015, our marketing and advertising expenses did not change materially compared to the three months ended June 30, 2014.
For the six months ended June 30, 2015, our marketing and advertising expenses decreased $1.8 million compared to the six months ended June 30, 2014. The decrease was primarily due to a decrease in personnel- related costs and external marketing expenses.
General and administrative
For the three months ended June 30, 2015, our general and administrative expenses decreased $2.9 million compared to the three months ended June 30, 2014. This decrease was primarily due to one-time expenses of $2.6 million in the prior year for professional service fees related to litigation.
For the six months ended June 30, 2015, our general and administrative expenses decreased $5.7 million compared to the six months ended June 30, 2014. This decrease was primarily due to one-time expenses of $3.5 million in the prior year for professional service fees related to litigation and costs associated with the return of capital transaction declared in February 2014 by our parent. Additionally, we received $0.8 million for payment on an outstanding insurance claim in the six months ended June 30, 2015. Personnel-related expense and other general and administrative costs also decreased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.
Amortization of acquired intangible assets
For the three months ended June 30, 2015, our amortization of acquired intangible assets decreased $9.5 million compared to the three months ended June 30, 2014. These decreases were primarily due to certain intangible assets being amortized on an accelerated basis over the estimated useful life of the asset.
For the six months ended June 30, 2015, our amortization of acquired intangible assets decreased $19.1 million compared to the six months ended June 30, 2014. The decrease was driven by the same factors that influenced the three-month results.

Interest Expense, Net, Other Income (Expense), Net and Income Tax Benefit

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Interest expense, net	$(16,622)	$(17,759)	(6.4)%	$(33,830)	$(35,150)	(3.8)%
Other income (expense), net	190	306	(37.9)	(73)	325	(122.5)
Income tax benefit	5,512	5,866	(6.0)	6,679	22,931	(70.9)
Other data:
Effective tax rate	(67.6)%	43.5%		(68.3)%	69.7%
Interest expense, net
For the three months ended June 30, 2015, interest expense, net decreased $1.1 million compared to the three months ended June 30, 2014. The decrease was primarily due to the average term loan balance outstanding for the three months ended June 30, 2015 being lower than the average term loan balance outstanding for the three months ended June 30, 2014.
For the six months ended June 30, 2015, interest expense, net decreased $1.3 million compared to the six months ended June 30, 2014. The decrease was driven by the same factors that influenced the three-month results.
Other income (expense), net
For the three months ended June 30, 2015, other income (expense), net changed primarily due to changes in foreign currency exchange rates compared to the three months ended June 30, 2014.
For the six months ended June 30, 2015, other income (expense), net changed primarily due to changes in foreign currency exchange rates compared to the six months ended June 30, 2014.
Income tax benefit
For the three months ended June 30, 2015, we recorded an income tax benefit of $5.5 million resulting in an effective income tax rate of (67.6)%, compared to an income tax benefit of $5.9 million, resulting in an effective income tax rate of 43.5%, for the three months ended June 30, 2014. The change in the effective income tax rates resulted primarily from the foreign tax rate benefit. This benefit increased the effective income tax rates during the three months ended June 30, 2014, due to the Company's loss before income taxes, but decreased the effective income tax rates during the three months ended June 30, 2015, due to the Company's income before income taxes.
For the six months ended June 30, 2015, we recorded an income tax benefit of $6.7 million resulting in an effective income tax rate of (68.3)%, compared to an income tax benefit of $22.9 million, resulting in an effective income tax rate of 69.7%, for the six months ended June 30, 2014. The change was driven by the same factors that influenced the three-month results.

Other Financial Data
In addition to our results discussed above determined under accounting principles generally accepted in the United States of America (“GAAP”), we believe adjusted EBITDA and free cash flow are useful to investors as supplemental measures to evaluate the overall operating performance of our business. For the three and six months ended June 30, 2015 and 2014, our adjusted EBITDA and free cash flow were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Adjusted EBITDA(1)	$67,300	$55,396	21.5%	$128,991	$104,368	23.6%
Free cash flow(2)	20,444	10,245	99.6	63,949	42,411	50.8

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Reconciliation of adjusted EBITDA and free cash flow to net income (loss)(1):
Net income (loss)	$13,662	$(7,609)	$16,456	$(9,986)
Interest expense, net	16,622	17,759	33,830	35,150
Other (income) expense, net	(190)	(306)	73	(325)
Income tax benefit	(5,512)	(5,866)	(6,679)	(22,931)
Depreciation	5,544	5,199	11,106	10,298
Amortization	35,298	44,201	70,404	88,338
Stock-based compensation expense	1,876	2,018	3,801	3,824
Adjusted EBITDA	$67,300	$55,396	$128,991	$104,368
Capitalization of content databases	(9,140)	(11,533)	(16,540)	(19,519)
Purchases of property and equipment	(2,292)	(8,483)	(6,444)	(12,978)
Cash paid for interest	(22,824)	(23,424)	(29,253)	(30,346)
Cash received (paid) for income taxes	(12,600)	(1,711)	(12,805)	886
Free cash flow(2)	$20,444	$10,245	$63,949	$42,411

(1)
Net loss and therefore adjusted EBITDA and free cash flow for the three and six months ended June 30, 2014 include $2.6 million and $3.5 million, respectively, of professional service fees related to litigation and costs associated with the return of capital transaction declared in February 2014 by our parent.

(2)
Free cash flow for the three and six months ended June 30, 2015, does not include $18.7 million and $29.1 million, respectively, of payments to our parent company, Holdings LLC, related to both accumulated interest on the PIK Notes and a $10.0 million note receivable issued to our parent company related to the repurchase of a portion of the PIK Notes in March 2015. Free cash flow for the three and six months ended June 30, 2014, does not include an $18.4 million return-of-capital distribution paid to our parent company to pay accumulated interest on the PIK Notes.

Liquidity and Capital Resources
Credit Facility
The Issuer has outstanding a credit facility (the “Second Amended Credit Facility”), which consists of a $457.1 million amended Term B-1 Loan (the “Amended Term B-1 Loan”) maturing in December 2018, a $165.0 million amended Term B-2 Loan (the “Amended Term B-2 Loan”) maturing in May 2018, and a $50.0 million revolving facility (the “Revolving Facility”) expiring in December 2017. As of June 30, 2015, no funds had been drawn against the Revolving Facility. Borrowings under the Revolving Facility may be used for the purpose of general working capital, capital expenditures and other general corporate purposes. The Second Amended Credit Facility allows the Issuer to borrow additional amounts up to $150.0 million plus any amount up to a pro-forma total net secured leverage ratio, (“Total Net Secured Leverage Ratio”), as defined in the Second Amended Credit Facility, of 4.00 to 1.00 and subject to market availability. Additional amounts can be borrowed subject to covenants in the Second Amended Credit Facility.

Amounts borrowed under the Amended Term B-1 Loan are required to be paid in equal quarterly installments totaling 1% of the amended principal amount of the Amended Term B-1 Loan annually, with the balance payable upon maturity. Amounts borrowed under the Amended Term B-2 Loan are payable in equal quarterly installments of $8.25 million, with the balance payable upon maturity. Additionally, subject to certain conditions, a mandatory repayment is required to be made annually upon delivery of the audited financial statements. The mandatory repayment is required up to 50% of excess cash flow, based on our Total Net Secured Leverage Ratio and net cash proceeds of certain other transactions as calculated at the end of each fiscal year. Individual debt holders of the term loans may reject all or a portion of their pro rata share of any mandatory repayment. The Issuer can elect to apply a mandatory repayment as a reduction to the next eight quarterly required payments on a pro-rata basis. In March 2015, we made an excess cash flow mandatory repayment of $15.0 million for the year ended December 31, 2014, and elected to apply the mandatory repayment as a reduction to the next eight quarterly required payments on a pro-rata basis, as permitted under the terms of the Second Amended Credit Facility.
The Amended Term B-1 Loan, Amended Term B-2 Loan and Revolving Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable margin plus, at the Issuer's option, either: (a) a base rate determined by reference to the highest of (i) the Barclays Bank PLC prime rate at such time, (ii) 0.50% in excess of the overnight federal funds rate at such time and (iii) the LIBOR rate that is in effect for a LIBOR loan with an interest period of one month plus 1.00%, provided that the base rate for the Amended Term B-1 Loan and Amended Term B-2 Loan is not less than 2.00% per annum; or (b) a LIBOR rate, provided that the LIBOR rate for the Amended Term B-1 Loan and the Amended Term B-2 Loan is not less than 1.00% per annum. The applicable margin shall mean either: (a) in the case of a base rate Amended Term B-1 Loan, 2.50%, and in the case of a base rate Amended Term B-2 Loan, 2.00%, or (b) in the case of a LIBOR Amended Term B-1 Loan, 3.50%, and in the case of a LIBOR Amended Term B-2 Loan, 3.00%. As of June 30, 2015, the interest rates on the Amended Term B-1 Loan and Amended Term B-2 Loan were equal to a LIBOR floor of 1.00% plus applicable margins of 3.50% and 3.00%, respectively. The applicable margin for the Revolving Facility is subject to step-ups and step-downs based on our Total Net Secured Leverage Ratio. The Issuer is also required to pay a commitment fee of 0.50% per annum on the unutilized commitments under the Revolving Facility, which fee decreases to 0.375% if the Total Net Secured Leverage Ratio is less than or equal to 2.75 to 1.00. The effective interest rates of both the Amended Term B-1 Loan and Amended Term B-2 Loan are approximately 5.9%.
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
The Second Amended Credit Facility contains customary affirmative and negative covenants, including limitations on indebtedness, guarantees and other contingent obligation; limitations on liens; limitations on certain fundamental changes (including, without limitation, mergers, consolidations, liquidations and dissolutions); limitations on dispositions; limitations on dividends, other payments in respect of capital stock and other restricted payments; limitations on investments, loans, advances and acquisitions; limitations on payments, repayments and modifications of subordinated indebtedness and certain other indebtedness; limitations on transactions with affiliates; limitations on sale and leaseback transactions; limitations on changes in fiscal periods; limitations on agreements restricting liens; limitations on certain subsidiary distributions; and limitations on changes in lines of business. In addition, the Second Amended Credit Facility contains a maximum Total Net Secured Leverage Ratio, which will be tested quarterly if outstanding loans and letters of credit under the Revolving Credit Facility exceed $15.0 million or upon the drawdown of loans and/or issuance letters of credit if such drawdown and/or issuance exceeds $15.0 million after giving effect thereto. Events of default under the Second Amended Credit Facility include, among others, nonpayment of principal when due; nonpayment of interest, fees or other amounts; cross-defaults; covenant defaults; material inaccuracy of representations and warranties; bankruptcy events with respect to us, or any of our material restricted subsidiaries; material unsatisfied or unstayed judgments; certain ERISA events; a change of control; or actual or asserted invalidity of any material guarantee or security document. As of June 30, 2015, and December 31, 2014, we were in compliance with all covenants of the Second Amended Credit Facility.
The Second Amended Credit Facility also requires the Issuer to maintain an interest rate protection agreement for a period of not less than three years from the closing date such that not less than 50% of the outstanding debt of the Issuer and its restricted subsidiaries at the closing date is (i) subject to an interest rate protection agreement or (ii) fixed-rate borrowings. Accordingly, the Issuer has interest rate cap agreements with a $190.0 million total notional amount that cap the three-month LIBOR rate at 1.50% expiring March 31, 2016. This agreement, in conjunction with the fixed interest rate borrowings discussed below, met the stipulations prescribed by the Second Amended Credit Facility. The Issuer, at its discretion, has also entered into interest rate cap agreements with a $200.0 million total notional amount that cap the three-month LIBOR rate at 2.00% expiring September 29, 2017.
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
Ancestry.com Holdings LLC Senior Unsecured PIK Notes
Our parent, Ancestry.com Holdings LLC (“Holdings LLC”), previously issued $400.0 million of senior unsecured payment-in-kind toggle notes (the "PIK Notes”) due October 15, 2018. In March 2015, Holdings LLC repurchased $9.8 million of the PIK Notes plus accumulated interest. To fund this repurchase, we issued a $10 million note receivable to our parent at 5% interest payable annually with a maturity date of December 31, 2017, which is subordinated to the PIK Notes. This note is recorded as a related party note receivable in Other Assets in the Condensed Consolidated Balance Sheet.

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
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, our cash flows from operations and amounts available under our Revolving Facility. As of June 30, 2015, we had $108.1 million in cash and cash equivalents and $50 million of availability on our Revolving Facility.
Operating costs include costs such as marketing and advertising, personnel-related expenses, capital expenditures related to content databases and equipment, investments in new service offerings and technologies and web-hosting costs and business acquisitions. Expenditures have increased as operations and the number of personnel have grown, and our expenditures may continue to increase in the future. Our future cash expenditures may vary significantly from those now planned and will depend on many factors including:

•	amounts we must pay to service our debt;

•	payments we intend to make to our parent, including those related to the PIK Notes;

•	our marketing and advertising expenditures;

•	the development of new services and enhancement of functionality in our technology and tools;

•	our ability to attract and retain subscribers;

•	market acceptance of our services;

•	the launch of additional services and expansion into new markets;

•	the level of new content acquisition required to retain and acquire subscribers;

•	amounts we must invest in our infrastructure to support our operations;

•	the resources for our development, marketing and administrative organizations;

•	our relationships with subscribers and vendors;

•	our engaging in additional business acquisitions; and

•	amounts we must spend to integrate and operate acquired businesses.
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
Cash Flow Analysis
Summary cash flow information for cash and cash equivalents for the six months ended June 30, 2015 and 2014 is set forth below. We consider cash and cash equivalents in evaluating our overall cash position.

	Six Months Ended June 30,
	2015	2014	% Change
	(in thousands)
Net cash and cash equivalents provided by (used in):
Operating activities	$81,695	$74,843	9.2%
Investing activities	(32,984)	(32,497)	1.5
Financing activities	(49,118)	(37,435)	31.2
Net decrease in cash and cash equivalents	$(407)	$4,911	(108.3)%

Net cash provided by operating activities
For the six months ended June 30, 2015, net cash provided by operating activities was $81.7 million, an increase of $6.9 million compared to the six months ended June 30, 2014, due to a $26.4 million increase in net income (loss) partially offset by a $10.5 million decrease in non-cash adjustments and a $9.0 million decrease in the changes in operating assets and liabilities. The decrease in adjustments for non-cash items primarily consisted of a $19.1 million decrease in amortization of intangible assets due to certain intangible assets being amortized on an accelerated basis, partially offset by an increase of $5.7 million in deferred income taxes and by a $2.9 million increase in other non-cash items such as depreciation and amortization of content databases. The decrease in the changes in operating assets and liabilities was primarily due to the timing of cash receipts and payments in the ordinary course of business and a payment of $5.8 million for accrued interest related to the shareholder litigation settled in February 2015.
Net cash used in investing activities
For the six months ended June 30, 2015, net cash used in investing activities totaled $33.0 million, an increase of $0.5 million compared to the six months ended June 30, 2014. This change was primarily due to a $10.0 million note receivable issued to our parent, Holdings LLC, in March 2015 to repurchase a portion of the PIK Notes plus accumulated interest. Additionally, investments in content databases and purchases of property and equipment decreased by $9.5 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

Net cash used in financing activities
For the six months ended June 30, 2015, net cash used in financing activities totaled $49.1 million, an increase of $11.7 million compared to the six months ended June 30, 2014. This change was primarily due to an $11.3 million increase in principal payments on debt primarily due to an excess cash flow mandatory repayment of $15.0 million made in March 2015. The increase in net cash used in financing activities was partially offset due to $1.2 million of contingent consideration payments related to a prior year acquisition made during the six months ended June 30, 2014.
Contractual Obligations
In January 2015, we entered into a build-to-suit lease agreement for a new corporate headquarters, to be constructed in Lehi, Utah. The lease has an anticipated start date of mid-2016 with a 10-year initial term and $37.6 million of lease payments. We have concluded that we are the deemed owner of the building (for accounting purposes only) during the construction period. Accordingly, we have recorded a construction-in-progress asset as a component of Property and equipment, net of $6.3 million and a corresponding construction financing obligation recorded as a component of Other long-term liabilities in our Condensed Consolidated Balance Sheet as of June 30, 2015. We will continue to increase the construction-in-progress asset and corresponding long-term liability as additional building costs are incurred by the landlord during the construction period. See Note 7 in the Condensed Consolidated Financial Statements contained herein for further information.
In February 2015, we entered into a 10-year content digitization and publication agreement that requires us to make escalating minimum annual royalty payments totaling $20.5 million over the life of the contract. As of June 30, 2015, no material payments have been made under the terms of the contract.
There have been no other significant changes in our contractual obligations since December 31, 2014.
Off-Balance Sheet Arrangements
We do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, as part of our ongoing business. Accordingly, our operating results, financial condition and cash flows are not subject to off-balance sheet risks.
Recently Issued Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability instead of being presented as an asset. This guidance is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. For all other entities, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The new guidance is to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance and represents a change in accounting principle. We early adopted this standard as of March 31, 2015. The effect of the adoption of ASU 2015-03 on our Condensed Consolidated Balance Sheets at December 31, 2014 is shown in the Basis of Presentation section in Note 1 to the Condensed Consolidated Financial Statements.
In April 2015, the FASB issued ASU 2015-5, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. This guidance is effective for public companies for fiscal years and interim periods beginning after December 15, 2015. For all other entities, this guidance is effective for annual periods beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for all entities. The new guidance is to be applied either prospectively to new cloud computing arrangements or retrospectively. We early adopted this standard as of March 31, 2015 and applied the guidance prospectively. It did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. In July 2015, the FASB decided to defer by one year the effective dates of its new revenue recognition standard for public and nonpublic entities. As a result, this guidance will be effective for public companies for interim and annual periods beginning on or after December 15, 2017. For non-public companies, this guidance is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Public and nonpublic entities would be permitted to adopt the standard as early as the original public entity effective date; early adoption prior to that date would not be permitted. As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”),we have elected to delay adoption of new or revised accounting standards applicable to public companies until such pronouncements are made applicable to private companies. Once effective, entities can choose to apply the standard using either a full retrospective approach or a modified retrospective approach. We have not yet selected a transition method and are currently assessing the potential impact that this standard will have on our consolidated financial statements.
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
We consider the assumptions and estimates associated with the testing goodwill for impairment, recoverability of long-lived assets, income taxes, determination of the fair value of stock options included in stock-based compensation expense, timing for recognition of AncestryDNA revenues and construction costs incurred under build-to-suit leases to be our critical accounting estimates. For further information on our significant accounting policies, see Note 1 to our 2014 Consolidated Financial Statements included in our Annual Report on Form 10-K and Note 1 of the Condensed Consolidated Financial Statements contained herein.
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

(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

General
On May 4, 2015, DNA Genotek Inc. (“Genotek”) filed a complaint against Ancestry.com DNA, LLC (“Ancestry DNA”) in the United States District Court for the District of Delaware (Case No. 1:15-cv-00355-SLR). The complaint asserts causes of action for (1) infringement of U.S. Patent No. 8,221,381; (2) breach of contract for allegedly breaching the Terms and Conditions that governed Ancestry DNA’s purchase of Genotek Saliva Collection Products; (3) conversion; (4) trespass to chattel; and (5) action to quiet title. Genotek seeks preliminary and permanent injunctive relief, unspecified monetary damages, and an award of Genotek’s costs and attorneys’ fees incurred in connection with this action. Genotek did not serve this complaint on Ancestry DNA until June 4, 2015 and filed an amended complaint on July 24, 2015. Ancestry DNA has not yet filed a response to the complaint. Ancestry DNA intends to defend the litigation vigorously.  While no assurances can be given as to outcomes or liability, if any, the Company does not believe that this litigation will be resolved in a manner that would have a material adverse effect on its financial statements.
As part of the acquisition of Archives.com from Inflection LLC, completed in August 2012, a Marketing Agreement between Inflection LLC and Z-CORP dba OneGreatFamily.com (“OGF”) was assigned to Ancestry.com Operations Inc. On or about October 10, 2014, OGF initiated a proceeding in the Fourth Judicial District Court of the State of Utah against Ancestry.com Inc. and Ancestry.com Operations Inc., which is captioned Z-CORP et al. v. Ancestry.com Inc. et al. (Civil No. 140401466). In regards to the assigned Marketing Agreement, the complaint alleges breach of contract, breach of implied covenant of good faith and fair dealing, conversion and intentional interference with prospective economic relations with alleged damages totaling over $30 million and punitive damages. On or about November 13, 2014 Ancestry.com filed a motion to dismiss the complaint in its entirety, for failing to state claims upon which relief may be granted. The Court heard oral arguments on the motion to dismiss on March 9, 2015. On April 1, 2015, the court issued a ruling granting our motion to dismiss, dismissing all claims but one with prejudice and on the merits. After OGF conceded the law had changed regarding its last claim, the final claim was dismissed without prejudice by consent of both parties. On May 13, 2015, OGF appealed the court’s ruling to the Utah Supreme Court, which subsequently assigned the appeal to the Utah Court of Appeals. OGF’s initial brief is due August 5, 2015 and our brief seeking to affirm the trial court is due September 4, 2015.
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
While we have experienced periods of rapid growth in the past, we do not expect rapid growth rates in future periods. As such, you should not rely on the growth of any prior year or other period as an indication of our future performance. If our business does not grow while we continue to devote substantial resources and funds to improving our existing or to developing new technologies and product offerings, to continue acquiring new and relevant content and also to expanding awareness of our brand and category through marketing, our margins in the near term may be reduced. If our revenue growth rate were to decline or become negative, it could materially adversely affect our financial condition and results of operations.
Our business strategy and projections rely on a number of assumptions, some or all of which may be incorrect. For example, it is difficult to predict the acceptance by the market of our products and services. Also, we believe that consumers will be willing to pay for subscriptions to our online family history resources, notwithstanding the fact that some of our current and future competitors may provide such resources free of charge. We cannot accurately predict whether our products and services will achieve significant acceptance by potential users in larger numbers than at present as we may have already engaged substantially all of the total addressable market for family history research. You should, therefore, not rely on our historic growth rates as an indication of future growth.

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
As part of our business strategy, we have made and will continue to make significant investments in the development or acquisition of new products and technologies. There is no assurance that new products or technologies will positively contribute to our results of operations in the future. Our existing subscribers may not be attracted to or may react negatively to the products that we offer as a result of these investments. These products or businesses may not succeed in enticing new subscribers. Acquiring or launching new products and technologies may demand a disproportionate amount of management’s attention and distract them from their focus on our existing offerings. If acquisitions, new businesses, new product launches, or major product feature releases, are unsuccessful or cause negative reactions with our existing subscribers, our brand and reputation, our results of operations, financial condition and key metrics, such as net subscriber additions, may be materially adversely affected. We may not be successful in addressing these risks or any other problems encountered in connection with our investments.
The technologies that we use in our business are rapidly changing. To remain competitive, we must continue to provide relevant content and enhance and improve the functionality and features of our products and services. For example, we recently have made significant improvements to our existing website and certain other changes to our core service. Existing subscribers that have become accustomed to the prior experience on our website may not agree that the changes are improvements and may prefer the prior experience and as such, may cancel their subscription. However, if we fail to improve our services and technologies in step with the evolution of technology, or if competitors introduce new solutions embodying new technologies, our existing products and services may become obsolete. Our future success will depend on, among other things, our ability to:

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
In addition, the largely long-term commitments of our subscribers historically have enhanced our near-term visibility on our revenues, which we believe has enabled us to more effectively manage our business and provide working capital benefits. If the mix of our subscriptions were to change from longer to shorter durations, our near-term visibility on our revenues could decrease and it could become more difficult to manage our business and effectively budget future working capital requirements.
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

We face competition from a number of different sources, some of which offer products or services at lower prices than we do, and our failure to compete effectively could materially impact our revenues, results of operations and financial condition.
We face competition in our business from a variety of organizations, some of which provide products or services at lower prices than we do, including for free. Many external factors, including the cost of marketing, third-party services, content acquisition and technology and our current and future competitors’ pricing and marketing strategies can significantly affect our competitive strategies, including pricing. If we fail to meet our subscribers’ and customers' expectations, we could fail to retain existing or attract new subscribers and customers either of which could harm our business and results of operations.
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

•
Commercial entities, including online genealogical research services, genetic testing services, library content distributors, search engines and portals, retailers of books and software related to genealogical research and family tree creation and family history oriented social networking websites.

•
Non-profit entities and organizations, genealogical societies, governments and agencies that may make vital statistics or other records available to the public for free or that partner with commercial entities to make their records widely available.

We expect our competition to grow both through industry consolidation and the emergence of new participants in our existing markets. We will also face competitors, and potentially greater competition, in new markets that we have entered or will enter into in the future, such as the competition we face in our AncestryDNA and AncestryHealth businesses. Our current and future competitors may include other Internet-based businesses, genetic companies or health service providers, governments, religious organizations, not-for-profit entities and other entities. The markets for Internet-based services and health information and genetic services evolve at a very rapid pace, and our competitors may offer products and services that are superior to any of our products and services. In addition, Internet business models are constantly changing. The online family history market could move to an advertising-supported model to the detriment of our subscription-based model, or the consumer genetic testing market could move to a research-supported model. Our competitors may have greater resources, more well-established brand recognition or more sophisticated technologies, such as search algorithms or DNA or health technologies, than we do. Our competitors may more easily provide products and services in domestic and international markets or offer new categories of products or services before we do, or at lower prices, which may give them a competitive advantage in attracting subscribers or customers. In addition to competition from outside sources, certain of our products, such as Archives.com, may compete with our core Ancestry websites for subscribers.
To compete effectively, we may need to expend significant resources on content acquisition, technology or marketing and advertising, which could reduce our margins and have a material adverse effect on our business, financial condition and results of operations. If we do not compete effectively, our ability to retain and expand our subscriber and customer base, and our revenues, results of operations and financial condition, could be materially adversely affected.
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
As of June 30, 2015, approximately 29% of subscribers to our core Ancestry websites were from locations outside the United States. We are subject to many of the risks of doing business internationally, including the following:

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
As part of our business, we make biographical and historical data available through our websites, we use registered users’ personal data for internal purposes and we host websites and message boards, among other things, that contain content supplied by third parties. In addition, we collect biological information in the form of DNA samples used for genetic testing in connection with our DNA service and other health information in connection with our health service. The foregoing data and information are also used for research purposes. For privacy or security reasons, privacy groups, governmental agencies and individuals may seek to restrict or prevent our use or publication of certain biological or historical information pertaining to individuals, particularly living persons. Because most of our genetic testing of DNA samples is outsourced to third-party service providers, we have less control over privacy and security measures. If our third-party DNA testing or research providers fail to comply with privacy and security standards, as required pursuant to the terms of our agreements with such providers, this could have a material adverse effect on our business, financial condition and results of operations.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business opportunities, including developing new features and products or enhancing our existing solutions, improving our operating infrastructure or acquiring complementary businesses and technologies. Our Revolving Facility, which provides for $50.0 million of borrowings, may not be sufficient for our needs. Accordingly, we and/or our parent entities (“the Ancestry Group”) may engage in debt financing to secure additional funds; however, we may not be able to obtain additional financing on terms favorable to us, if at all. For example, our Second Amended Credit Facility, and the indentures governing the Notes and the PIK Notes contain restrictive covenants relating to capital-raising activities by us and our direct parent, Holdings LLC, and other financial and operational matters, and any debt financing obtained by us or our parent entities in the Ancestry Group in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to grow our business and to respond to business challenges could be significantly impaired, and our business may be materially harmed. Please refer to Item 2, Liquidity and Capital Resources, of Part I for further information.

We face risks associated with currency exchange rate fluctuations, which could adversely affect our revenues and operating results.
For the six months ended June 30, 2015, approximately 18% of our total revenues earned and approximately 6% of our total expenses incurred were in currencies other than the United States dollar, such as the British pound sterling, the Australian dollar, the Canadian dollar and the Euro. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the United States dollar, which could affect our revenues and results of operations. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues, operating expenses and net income. We may not be able to offset adverse foreign currency impact with increased subscription pricing or volume. We attempt to limit our exposure by paying our operating expenses incurred in foreign jurisdictions with revenues received in the applicable currency, but if we do not have enough local currency to pay all our expenses in that currency, we are exposed to currency exchange rate risk with respect to those expenses. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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
We have substantial debt, totaling approximately $854.5 million as of June 30, 2015, consisting of approximately $554.5 million under our Second Amended Credit Facility, which matures in 2018, and $300.0 million in Notes which mature in 2020, and as a result, we have significant debt service obligations. We also have the ability to borrow up to $50.0 million under the Revolving Facility. Our substantial level of debt and debt service obligations as well as our intention to pay distributions to our parent related to the PIK Notes could have important consequences including:

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
The Notes and the related guarantees are unsecured. This means they are effectively subordinated in right of payment to all of our and the guarantors’ secured debt, including our Second Amended Credit Facility, to the extent of the value of the assets securing that debt. Loans under our Second Amended Credit Facility are secured by substantially all of our and the guarantors’ assets (subject to certain exceptions). As of June 30, 2015, we had approximately $449.0 million and $105.5 million outstanding under the Amended Term B-1 Loan and Amended Term B-2 Loan, respectively; and $50.0 million of availability under the Revolving Facility. Furthermore, the indenture governing the Notes allows us to incur additional secured debt. See Note 4 in our Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” for a further description of the terms of the Second Amended Credit Facility.

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
Certain of our existing or future foreign subsidiaries do not guarantee the Notes, and only the Company and all of the Company’s direct and indirect existing and future restricted subsidiaries (except excluded subsidiaries) that guarantee any indebtedness of Ancestry.com Inc. or any guarantor, or incur indebtedness under a credit facility, in each case, subject to certain exceptions, guarantee the Notes. This means the Notes are structurally subordinated to the debt and other liabilities of these non-guarantor subsidiaries. As of June 30, 2015, our non-guarantor subsidiaries had no debt outstanding (excluding intercompany debt). Our non-guarantor subsidiaries may, in the future, incur substantial additional liabilities, including debt. Furthermore, we may, under certain circumstances described in the indenture governing the Notes, designate subsidiaries to be unrestricted subsidiaries, and any subsidiary that is designated as unrestricted will not guarantee the Notes. In the event of our non-guarantor subsidiaries’ bankruptcy, insolvency, liquidation, dissolution, reorganization or similar proceeding, the assets of those non-guarantor subsidiaries will not be available to pay obligations on the Notes until after all of the liabilities (including trade payables) of those non-guarantor subsidiaries have been paid in full.
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
Trademark, copyright, patent and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technologies, business processes and the content on our websites. We use intellectual property licensed from third parties in merchandising our products and marketing and advertising our services. From time to time, third parties may allege that we have violated their intellectual property rights. For example, we are currently in litigation with Genotek; refer to Item 1, Legal Proceedings, of Part II for further information. If there is a valid claim against us for infringement, misappropriation, misuse or other violation of third-party intellectual property rights, and we are unable to obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely basis, our business and competitive position may be adversely affected. Many companies are devoting significant resources to obtaining patents that could affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the Internet. We have not exhaustively searched patents relevant to our technologies and business. If we are forced to defend ourselves against intellectual property infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel, limitations on our ability to use our current websites or inability to market or provide our products or services. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease providing certain products or services, adjust our merchandising or marketing and advertising activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. In addition, many of our co-branding, distribution and other partnering agreements require us to indemnify our partners for third-party intellectual property infringement claims, which could increase the cost to us of an adverse ruling in such an action.
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

Ancestry.com LLC

Dated: July 31, 2015	By:	/s/ Timothy Sullivan
Timothy Sullivan
President and Chief Executive Officer

Dated: July 31, 2015	By:	/s/ Howard Hochhauser
Howard Hochhauser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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