Form 10-Q
period 2015-09-30
Ancestry.com LLC
filed 2015-10-30
CIK 1575319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of October 30, 2015, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by a sole member.

Ancestry.com LLC

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ANCESTRY.COM LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114,114	$108,494
Restricted cash	3,230	49,086
Accounts receivable, net of allowances of $999 and $540 at September 30, 2015 and December 31, 2014, respectively	10,572	11,241
Current deferred income taxes	1,555	5,277
Prepaid expenses and other current assets	12,276	11,643
Total current assets	141,747	185,741
Property and equipment, net	48,588	37,106
Content databases, net	283,877	282,815
Intangible assets, net	186,753	269,054
Goodwill	948,283	948,283
Other assets	14,053	3,175
Total assets	$1,623,301	$1,726,174
LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable	$11,957	$11,515
Accrued expenses	55,534	47,029
Acquisition-related liabilities	3,230	49,086
Deferred revenues	156,098	145,010
Current portion of long-term debt, net	7,079	46,537
Total current liabilities	233,898	299,177
Long-term debt, net	989,868	799,403
Deferred income taxes	73,871	115,461
Other long-term liabilities	40,256	16,406
Total liabilities	1,337,893	1,230,447
Commitments and contingencies
Member’s interests:
Member’s interests	440,605	666,830
Accumulated deficit	(155,197)	(171,103)
Total member’s interests	285,408	495,727
Total liabilities and member’s interests	$1,623,301	$1,726,174
See accompanying notes to Condensed Consolidated Financial Statements (unaudited)

ANCESTRY.COM LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenues:
Subscription revenues	$147,554	$138,962	$434,679	$414,117
Product and other revenues	23,920	15,722	70,816	50,265
Total revenues	171,474	154,684	505,495	464,382
Costs of revenues:
Cost of subscription revenues	25,353	24,080	76,632	71,343
Cost of product and other revenues	15,265	10,996	43,413	32,924
Total cost of revenues	40,618	35,076	120,045	104,267
Gross profit	130,856	119,608	385,450	360,115
Operating expenses:
Technology and development	24,409	23,743	72,134	72,544
Marketing and advertising	40,253	42,150	124,633	128,341
General and administrative	14,180	12,927	38,062	42,482
Amortization of acquired intangible assets	27,374	36,993	82,301	111,045
Total operating expenses	106,216	115,813	317,130	354,412
Income from operations	24,640	3,795	68,320	5,703
Interest expense, net	(28,352)	(17,232)	(62,182)	(52,382)
Other income (expense), net	(156)	(181)	(229)	144
Income (loss) before income taxes	(3,868)	(13,618)	5,909	(46,535)
Income tax benefit	3,318	12,391	9,997	35,322
Net income (loss)	$(550)	$(1,227)	$15,906	$(11,213)

Comprehensive income (loss)	$(550)	$(1,227)	$15,906	$(11,213)
See accompanying notes to Condensed Consolidated Financial Statements (unaudited)

ANCESTRY.COM LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2015	2014
	(unaudited)
Operating activities:
Net income (loss)	$15,906	$(11,213)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	16,517	15,862
Amortization of content databases	23,530	21,615
Amortization of acquired intangible assets	82,301	111,045
Amortization of debt-related costs	17,616	7,009
Deferred income taxes	(37,868)	(38,271)
Stock-based compensation expense	5,715	5,996
Excess tax benefit from stock-based compensation	(23)	(4,063)
Changes in operating assets and liabilities:
Accounts receivable	670	491
Other assets	(2,733)	(3,424)
Income taxes, net	11,031	1,497
Accounts payable and other liabilities	5,910	437
Deferred revenues	11,088	6,386
Net cash provided by operating activities	149,660	113,367
Investing activities:
Capitalization of content databases	(24,615)	(29,208)
Purchases of property and equipment	(9,948)	(19,109)
Issuance of related-party note receivable	(10,000)	—
Net cash used in investing activities	(44,563)	(48,317)
Financing activities:
Member’s capital contributions	—	26
Excess tax benefits from stock-based compensation	23	4,063
Proceeds from credit facilities	727,650	—
Principal payments on debt	(584,532)	(28,178)
Payment of debt-offering costs	(8,511)	—
Return-of-capital distributions	(234,107)	(18,430)
Payment of contingent consideration	—	(2,900)
Net cash used in financing activities	(99,477)	(45,419)
Net increase in cash and cash equivalents	5,620	19,631
Cash and cash equivalents at beginning of period	108,494	86,554
Cash and cash equivalents at end of period	$114,114	$106,185

Supplemental disclosures of cash flow information:
Cash paid for interest	$36,803	$37,223
Cash paid for income taxes	16,871	1,227

Supplemental disclosures of non-cash investing and financing activities:
Increase in estimated cost of construction of a building under a build-to-suit lease	$17,905	$—
See accompanying notes to Condensed Consolidated Financial Statements (unaudited)

ANCESTRY.COM LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Ancestry.com LLC (the “Parent”) is a wholly-owned subsidiary of Ancestry.com Holdings LLC (“Holdings LLC”), which is controlled by Permira funds and co-investors. Holdings LLC is a holding company with no material operations and limited assets other than its ownership of the membership interests of Ancestry.com LLC. Additionally, Holdings LLC has no material liabilities other than the senior unsecured payment-in-kind toggle notes (the "PIK Notes") as indicated in Note 4 herein. Holdings LLC is not individually responsible for any liabilities of Ancestry.com LLC or its subsidiaries solely for reason of being a member or participating in the management of Ancestry.com LLC.
Ancestry.com LLC is a holding company, and all operations are conducted by its wholly-owned subsidiaries. Ancestry.com LLC and its subsidiaries are collectively referred to as “Ancestry.com” or the “Company.” Ancestry.com is an online family history resource that derives revenue primarily on a subscription basis from providing customers access to a proprietary technology platform and an extensive collection of billions of historical records that have been digitized, indexed and made available online.
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
The majority of the Company’s revenues are subscription revenues, which are recognized ratably over the subscription periods; the costs to acquire subscribers are generally incurred before the Company recognizes the associated subscription revenues. Results of operations may vary between periods due to the timing of when revenues and expenses are recognized. As such, the results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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
There have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the nine months ended September 30, 2015, except the adoption of ASU 2015-03 as described below in the Recent Accounting Pronouncements section and for build-to-suit leases as described in Note 7.
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
In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. This guidance is effective for public companies for fiscal years and interim periods beginning after December 15, 2015. For all other entities, this guidance is effective for annual periods beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for all entities. The new guidance is to be applied either prospectively to new cloud computing arrangements or retrospectively. The Company early adopted this standard as of March 31, 2015 and applied the guidance prospectively. It did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective dates of its new revenue recognition standard for public and nonpublic entities. As a result, this guidance will be effective for public companies for interim and annual periods beginning on or after December 15, 2017. For non-public companies, this guidance is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Public and nonpublic entities would be permitted to adopt the standard as early as the original public entity effective date; early adoption prior to that date would not be permitted. As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), the Company has elected to delay adoption of new or revised accounting standards applicable to public companies until such pronouncements are made applicable to private companies. Once effective, entities can choose to apply the standard using either a full retrospective approach or a modified retrospective approach. The Company has not yet selected a transition method and is currently assessing the potential impact that this standard will have on its consolidated financial statements.
2. CASH AND CASH EQUIVALENTS
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Cash	$52,591	$63,995
Cash equivalents:
Money market funds	61,523	44,499
Total cash and cash equivalents	$114,114	$108,494
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
Cash equivalents are classified as Level 1 as they have readily available market prices in an active market. There were no movements between fair value measurement levels of the Company’s cash equivalents during the nine months ended September 30, 2015.

The following table summarizes the financial instruments of the Company at fair value based on the valuation approach applied to each class of security at September 30, 2015 (in thousands):

		Fair Value Measurement at Reporting Date Using
	Carrying Value at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$61,523	$61,523	$—	$—
Total assets	$61,523	$61,523	$—	$—
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
The carrying amounts as of September 30, 2015 and December 31, 2014 for accounts receivable and accounts payable approximated their fair values due to the immediate or short-term maturities of these financial instruments. As of September 30, 2015, the fair value of debt was $1.1 billion compared to $911.8 million at December 31, 2014. The fair value of debt was considered a Level 2 measurement as the value was determined using observable market inputs, such as current interest rates, credit quality and prices observable from less active markets.
4. DEBT
Credit Facility
In August 2015, Ancestry.com Inc. (the "Issuer"), a subsidiary of the Parent, entered into a new credit facilities (the "New Credit Facilities"), which consists of a $735.0 million senior secured term loan facility (the "New Term Loan") that matures August 2022 and an $80.0 million senior secured revolving credit facility (the "Revolving Facility") that matures August 2020. The New Term Loan was issued at 99.0% of par or an original issue discount of $7.4 million. In addition, the Company incurred $9.2 million in customary fees and expenses as a part of this transaction. On that same date, the Issuer repaid $554.5 million and all outstanding interest under its then existing senior secured credit facilities (the "Prior Credit Facilities"), which as of the date of repayment had outstanding $449.0 million under a Term B-1 Loan (the "Term B-1 Loan") and $105.5 million outstanding under the Term B-2 Loan (the "Term B-2 Loan"). The Company's indirect parent entity used the net proceeds from the debt transaction and cash-on-hand to pay a return-of-capital distribution of $215.0 million to its shareholders and vested stock-based award holders in September 2015. See Note 5 for additional information about the return-of-capital distribution.

In accordance with ASC 470-50 Debt – Modifications and Extinguishments, the Company performed an analysis on a creditor-by-creditor basis to determine if the debt instruments were substantially different. As a result of this analysis, during the three months ended September 30, 2015, the Company recorded $10.5 million of additional interest expense, consisting of $3.7 million of original issue discount and deferred financing costs associated with the Prior Credit Facilities and $6.8 million of the $16.6 million of total costs incurred as a part of this transaction. The original issue discount and deferred financing costs associated with new creditors and creditors under both the Prior Credit Facilities and New Credit Facilities, whose debt instruments were not deemed to be substantially different, will be amortized to interest expense over the debt term using the effective interest method.
Amounts borrowed under the New Term Loan are required to be paid in equal quarterly installments of 0.25% of the original principal amount, commencing in December 2015, with the balance payable upon maturity. If the Issuer's 11% senior notes due in December 2020 (the "Notes") are outstanding 91 days prior to the Notes' maturity date (the "Springing Maturity Date"), the New Credit Facilities will mature on the Springing Maturity Date rather than August 2022. Additionally, subject to certain conditions, a mandatory repayment may be required to be made annually beginning with the fiscal year ended December 31, 2016. The mandatory repayment may be up to 50% of excess cash flow, based on the Company’s first lien leverage ratio (the "First Lien Leverage Ratio") as defined in the credit agreement and net cash proceeds of certain other transactions as calculated at the end of each fiscal year. The Parent and certain of its subsidiaries guarantee the New Credit Facilities. All obligations under the New Credit Facilities are secured by a perfected first priority lien in substantially all of the Company’s tangible and intangible assets.
The New Term Loan and Revolving Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable margin plus, at the Issuer’s option, either: (a) a base rate determined by reference to the highest of (i) the administrative agent's prime rate at such time, (ii) 0.50% in excess of the overnight federal funds rate at such time and (iii) the LIBOR rate that is in effect for a LIBOR loan with an interest period of one month plus 1.00%, provided that the base rate for the New Term Loan is not less than 2.00% per annum; or (b) a LIBOR rate, provided that the LIBOR rate for the New Term Loan is not less than 1.00% per annum. The applicable margin shall mean either: (i) in the case of initial term loans maintained as (a) base rate loan, 3.00%, or (b) LIBOR loans, 4.00%, (ii) in the case of initial revolving loans maintained as (a) base rate loans or swingline loans, 2.75% and (b) fixed rate loans, 3.75%. The applicable margin for the Revolving Facility is subject to step-ups and step-downs based on the Company’s First Lien Leverage Ratio. The Issuer is also required to pay a commitment fee of 0.50% per annum on the unutilized commitments under the Revolving Facility, which fee decreases to 0.375% if the First Lien Leverage Ratio is less than or equal to 1.70 to 1.00. As of September 30, 2015, the interest rate on the New Term Loan was equal to a LIBOR floor of 1.00% plus the applicable margin of 4.00%. The interest rates on the Term B-1 Loan and the Term B-2 Loan under the Prior Credit Facilities were equal to a LIBOR floor of 1.00% plus applicable margins of 3.50% and 3.00%, respectively. Additionally, the effective interest rate of the New Term Loan is approximately 5.7% while the effective interest rates of the Term B-1 Term Loan and the Term B-2 Loan under the Prior Credit Facilities were approximately 5.9%.
As of September 30, 2015, no funds had been drawn against the Revolving Facility. Borrowings under the Revolving Facility may be used for the purpose of general working capital, capital expenditures and other general corporate purposes. The New Credit Facilities also provide for a swingline subfacility of $25.0 million, a letter of credit subfacility of $50.0 million and an uncommitted incremental facility in an amount not to exceed the sum of (i) an unlimited amount if, after giving effect to incurrence, the total net secured leverage ratio is less than or equal to 3.00 to 1.00, (ii) to the extent not funded with the proceeds of long-term indebtedness, all prior voluntary prepayments, and (iii) $100.0 million, subject to certain conditions.
The New Credit Facilities permits restricted payments, including dividends, out of available amounts, as defined in the credit agreement. The available amount formulation includes a starter amount of $75.0 million and is adjusted quarterly based on consolidated net income, as defined in the credit agreement, beginning June 30, 2015 plus other additions as listed in the credit agreement. Separately, the New Credit Facilities have a general basket for restricted payments of the greater of $50 million per annum and 20.5% of the last twelve months of EBITDA as defined by the credit agreement. The New Credit Facilities contain customary affirmative and negative covenants and events of default. The Revolving Facility contains a financial covenant prohibiting the First Lien Leverage Ratio from being greater than 4.00, which is tested quarterly when utilization of the Revolving Facility (excluding letters of credit less than or equal to $10.0 million) is greater than 30% of total commitments under the Revolving Facility. As of September 30, 2015, the Company was in compliance with all covenants of the New Credit Facilities.

The Issuer, at its discretion, has also entered into interest rate cap agreements with the following terms: (i) $190.0 million total notional amount that currently caps the three-month LIBOR rate at 1.50% expiring March 31, 2016 (ii) $200.0 million total notional amount that caps the three-month LIBOR rate at 2.00% commencing March 31, 2016 and expiring December 30, 2016 and (iii) $300.0 million total notional amount that caps the three-month LIBOR rate at 2.00% commencing December 30, 2016 and expiring June 29, 2018. Changes in the fair value of the interest rate caps are recorded to interest expense in the Condensed Consolidated Statements of Comprehensive Income (Loss) during the period of the change. For the nine months ended September 30, 2015, the Company recorded interest expense of $1.1 million related to the change in the fair value of the interest rate caps. The change in fair value of the interest rate caps for the three months ended September 30, 2015 and September 30, 2014 and the nine months ended September 30, 2014 was immaterial. In addition, the fair value as of September 30, 2015 and December 31, 2014 was immaterial.
Senior Notes
The Issuer has outstanding $300.0 million of fixed-rate 11.0% Notes due in December 2020. Interest on the Notes is payable semi-annually in arrears on June 15 and December 15 of each year. The Issuer may redeem all or any portion of the Notes at any time prior to December 15, 2016 at a price equal to 100% of the aggregate principal plus an applicable premium, as defined in the indenture governing the Notes, and accrued interest. The Issuer may redeem any portion or all of the Notes on or after December 15, 2016 at redemption prices as set forth in the indenture, plus accrued and unpaid interest. In addition, the Issuer may redeem up to 35% of the aggregate principal of the Notes with an amount equal to the proceeds of certain equity offerings any time prior to December 15, 2015 at 111% plus accrued interest. Upon a change of control, the Issuer is required to make an offer to redeem all of the Notes from the holders at 101% of the principal amount thereof plus accrued interest. The Notes are guaranteed by the Parent and certain of its subsidiaries. The effective interest rate of the Notes is approximately 12.0%.
The indenture governing the Notes generally permits restricted payments, as defined in the indenture, including dividends, out of a cumulative basket, which grows quarterly based on 50% of the Company’s cumulative consolidated net income since October 1, 2012, as defined in the indenture. In addition, as a condition to making such payments, the Company must be in compliance with a pro-forma fixed charge coverage ratio greater than or equal to 2.0 to 1.0. Separately, the indenture has a general basket for such payments of the greater of $50.0 million or 2.5% of total assets.
Outstanding long-term debt consists of the following (in thousands):

	September 30, 2015			December 31, 2014
	Outstanding Principal	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount	Outstanding Principal	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
New Term Loan	$735,000	$(27,069)	$707,931	$—	$—	$—
Term B-1 Loan	—	—	—	452,533	(21,763)	430,770
Term B-2 Loan	—	—	—	132,000	(4,758)	127,242
Notes	300,000	(10,984)	289,016	300,000	(12,072)	287,928
Total debt	1,035,000	(38,053)	996,947	884,533	(38,593)	845,940
Less: Current portion	(7,350)	271	(7,079)	(48,348)	1,811	(46,537)
Long-term debt	$1,027,650	$(37,782)	$989,868	$836,185	$(36,782)	$799,403
The following is a schedule by year of future principal payments as of September 30, 2015 (in thousands):

Years Ending December 31,	New Term Loan	Notes	Total
2015	$1,837	$—	$1,837
2016	7,350	—	7,350
2017	7,350	—	7,350
2018	7,350	—	7,350
2019	7,350	—	7,350
Thereafter	703,763	300,000	1,003,763
Total future principal payments	$735,000	$300,000	$1,035,000

Ancestry.com Holdings LLC Senior Unsecured PIK Notes
The Company’s parent, Holdings LLC, previously issued $400.0 million of PIK Notes due October 15, 2018. In March 2015, Holdings LLC repurchased $9.8 million of the PIK Notes plus accumulated interest. To fund this repurchase, the Company issued a $10.0 million note receivable to Holdings LLC at 5% interest payable annually with a maturity date of December 31, 2017, which is subordinated to the PIK Notes. This note is recorded as a related-party note receivable in Other Assets in the Condensed Consolidated Balance Sheet.
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
The PIK Notes are senior unsecured obligations of Holdings LLC and are structurally subordinated to all the Company’s existing and future indebtedness. Additionally, the Company did not guarantee the PIK Notes, nor were any of its assets pledged as collateral for the PIK Notes. As the Company is not an obligor or a guarantor on the PIK Notes, the debt is recorded only in the financial statements of Holdings LLC and is not reflected in the Condensed Consolidated Financial Statements of the Company. While not required, the Company has made and intends to make future payments to Holdings LLC in order to fund payments related to the PIK Notes, provided that such payments are permitted under the covenants of the New Credit Facilities and the Notes. For the nine months ended September 30, 2015 and September 30, 2014, the Company declared and paid its parent, Holdings LLC, return-of-capital distributions of $19.1 million and $18.4 million, respectively, related to the PIK Notes.
5. STOCK-BASED COMPENSATION
In September 2015, the Company's indirect parent entity paid a return-of-capital distribution of $215.0 million to its shareholders and vested stock-based award holders using the net proceeds from the debt transaction, as described in Note 4 herein, and cash-on-hand. Under the terms of the Ancelux Topco S.C.A. Equity Incentive Plan (the "Topco Plan") and the predecessor plans under which the equity awards were issued, an equitable adjustment was required to be made to all stock-based awards outstanding upon a return-of-capital distribution such that no dilution or enlargement of benefit occurred. The stock-based awards outstanding as of the date of distribution were modified as follows:

•	Vested option holders received an immediate cash distribution.

•
Unvested option holders will receive a cash distribution upon vesting of the original award. Options granted typically vest over a five-year term with 20% of the options vesting on the first anniversary of the grant date and the remainder vesting in equal quarterly installments over next 16 quarters thereafter.

•
RSU holders either received an immediate cash distribution or will receive a cash distribution upon vesting of the awards dependent upon the terms of the individual award and the equity plan under which the award was originally granted.

In accordance with ASC 718, Compensation-Stock Compensation, the changes to the awards were accounted for as a modification. As such, the fair value of each award immediately before and after the modification was compared, and no incremental stock-compensation was recognized. A maximum of $15.2 million of future cash distributions may be paid over the next five years contingent upon vesting of the original awards as a result of this modification.

Stock-based compensation was included in the following captions within the Condensed Consolidated Statements of Comprehensive Income (Loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues	$24	$27	$71	$88
Technology and development	671	794	2,060	2,428
Marketing and advertising	148	331	446	796
General and administrative	1,071	1,020	3,138	2,684
Total stock-based compensation expense	$1,914	$2,172	$5,715	$5,996
6. INCOME TAXES
For the three and nine months ended September 30, 2015, the Company recorded income tax benefits of $3.3 million and $10.0 million, respectively, compared to income tax benefits of $12.4 million and $35.3 million for the three and nine months ended September 30, 2014, respectively. For the three months ended September 30, 2015, the Company’s effective income tax rate was 85.8%, compared to an effective income tax rate of 91.0% for the three months ended September 30, 2014. The change in the effective income tax rate resulted primarily from decreased tax benefits during the three months ended September 30, 2015 related to the expiration of various statutes associated with uncertain tax positions. For the nine months ended September 30, 2015, the Company’s effective income tax rate was (169.2)%, compared to an effective income tax rate of 75.9% for the nine months ended September 30, 2014. The change in the effective income tax rate resulted primarily from the foreign tax rate benefit. This benefit increased the effective income tax rate during the nine months ended September 30, 2014, due to the Company's loss before income taxes, but decreased the effective income tax rate during the nine months ended September 30, 2015, due to the Company's income before income taxes.
The Company is subject to income taxes in U.S. and foreign jurisdictions and to examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. The Company’s total gross unrecognized tax benefits at September 30, 2015 and December 31, 2014 were $20.3 million and $16.1 million, respectively. The $4.2 million increase in the gross unrecognized tax benefits at September 30, 2015 compared to December 31, 2014 resulted primarily from positions taken on the Company’s income tax returns related to intercompany transactions and foreign earnings. The gross uncertain tax positions, if recognized, would result in a reduction of tax expense.
7. COMMITMENTS AND CONTINGENCIES
In January 2015, the Company entered into a build-to-suit lease agreement for a new corporate headquarters, to be constructed in Lehi, Utah. The lease has an anticipated start date of mid-2016 with a 10-year initial term and $37.6 million of lease payments. The Company has concluded that it is the deemed owner of the building (for accounting purposes only) during the construction period. Accordingly, the Company has recorded a construction-in-progress asset as a component of Property and equipment, net of $17.9 million and a corresponding construction financing obligation recorded as a component of Other long-term liabilities in its Condensed Consolidated Balance Sheet as of September 30, 2015. The Company will continue to increase the construction-in-progress asset and corresponding long-term liability as additional building costs are incurred by the landlord during the construction period.
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
     In February 2015, the Company entered into a 10-year content digitization and publication agreement that requires the Company to make escalating minimum annual royalty payments totaling $20.5 million over the life of the contract. As of September 30, 2015, no material payments have been made under the terms of the contract.

General Legal Proceedings
On May 4, 2015, DNA Genotek Inc. (“Genotek”) filed a complaint against Ancestry.com DNA, LLC (“Ancestry DNA”) in the United States District Court for the District of Delaware (Case No. 1:15-cv-00355-SLR). The complaint asserts causes of action for (1) infringement of U.S. Patent No. 8,221,381; (2) breach of contract for allegedly breaching the Terms and Conditions that governed Ancestry DNA’s purchase of Genotek Saliva Collection Products; (3) conversion; (4) trespass to chattel; and (5) action to quiet title. Genotek seeks preliminary and permanent injunctive relief, unspecified monetary damages, and an award of Genotek’s costs and attorneys’ fees incurred in connection with this action. Genotek did not serve this complaint on Ancestry DNA until June 4, 2015 and filed an amended complaint on July 24, 2015. The amended complaint asserts the same causes of action as the original complaint. Ancestry DNA has not yet filed a response to the complaint. AncestryDNA filed a motion to dismiss Genotek’s willful infringement, conversion, trespass to chattel, and action to quiet title claims on August 10, 2015. Genotek responded to the motion to dismiss on September 3, 2015, and AncestryDNA filed its reply brief on September 18, 2015. On October 20, 2015, AncestryDNA filed an Inter Partes Review Petition (IPR2016-00060) with the United States Patent and Trademark Office, challenging the validity of claims 1-20, 39-41, 43-47, and 49 of U.S. Patent No. 8,221,381. AncestryDNA intends to defend the litigation vigorously. While no assurances can be given as to outcomes or liability, if any, the Company does not believe that this litigation will be resolved in a manner that would have a material adverse effect on the Company's financial statements.
On July 30, 2015 DNA Genotek, Inc. (“Genotek”) filed a complaint in the United States District Court for the District of Delaware against Spectrum DNA, Spectrum Solutions L.L.C., and Spectrum Packaging L.L.C. (“Spectrum”) alleging that Spectrum’s sale of the saliva collection device created by AncestryDNA constitutes infringement of U.S. Patent No. 8,221,381. While Ancestry is not a party to this lawsuit, Ancestry has agreed to indemnify Spectrum against Genotek’s patent infringement claims. Two motions are currently pending before the court. On September 4, 2015, Spectrum filed a motion to dismiss for lack of personal jurisdiction, and Genotek filed its answering brief on September 30, 2015. Spectrum filed its reply brief on October 16, 2015. The second motion is Genotek’s motion for a preliminary injunction seeking to enjoin the sale of the allegedly infringing saliva collection devices to non-Ancestry parties, filed on August 24, 2015. Spectrum filed its answering brief to the preliminary injunction motion on October 2, 2015. Genotek’s reply brief in support of its motion is due November 5, 2015. AncestryDNA intends to defend the litigation vigorously. While no assurances can be given as to outcomes or liability, if any, the Company does not believe that this litigation will be resolved in a manner that would have a material adverse effect on the Company's financial statements.
As part of the acquisition of Archives.com from Inflection LLC, completed in August 2012, a Marketing Agreement between Inflection LLC and Z-CORP dba OneGreatFamily.com (“OGF”) was assigned to Ancestry.com Operations Inc. On or about October 10, 2014, OGF initiated a proceeding in the Fourth Judicial District Court of the State of Utah against Ancestry.com Inc. and Ancestry.com Operations Inc., which is captioned Z-CORP et al. v. Ancestry.com Inc. et al. (Civil No. 140401466). In regards to the assigned Marketing Agreement, the complaint alleges breach of contract, breach of implied covenant of good faith and fair dealing, conversion and intentional interference with prospective economic relations with alleged damages totaling over $30 million and punitive damages. On or about November 13, 2014 Ancestry.com filed a motion to dismiss the complaint in its entirety, for failing to state claims upon which relief may be granted. The Court heard oral arguments on the motion to dismiss on March 9, 2015. On April 1, 2015, the court issued a ruling granting the Company’s motion to dismiss, dismissing all claims but one with prejudice and on the merits. After OGF conceded the law had changed regarding its last claim, the final claim was dismissed without prejudice by consent of both parties. On May 13, 2015, OGF appealed the court’s ruling to the Utah Supreme Court, which subsequently assigned the appeal to the Utah Court of Appeals. OGF submitted their initial brief on September 4, 2015, and the Company's initial brief seeking to affirm the trial court is due November 6, 2015. OGF is appealing only the trial court’s dismissal of OGF’s claims for breach of contract, breach of implied covenant of good faith and fair dealing, and punitive damages.
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
8. SUBSEQUENT EVENTS
In October 2015, the Company declared and paid its parent, Holdings LLC, a return-of-capital distribution of $19.3 million. Holdings LLC used the majority of the proceeds of the return-of-capital distribution to pay accumulated interest on its PIK notes.
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

Certain prior period amounts have been reclassified to conform to the current year presentation of the financial statements. Other than the adjustments related to the adoption of ASU 2015-03, as discussed in the Recent Accounting Pronouncements section in Note 1, these reclassifications did not have a significant impact on the Condensed Consolidated Financial Statements. Refer to the Basis of Presentation section in Note 1 for a reconciliation of the effect of the adoption of ASU 2015-03 on the Company’s Condensed Consolidated Balance Sheets as of December 31, 2014. The reclassification of deferred financing costs described in Note 1 is applicable only to the Issuer.

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)
September 30, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
ASSETS
Current assets:
Cash and cash equivalents	$19,383	$1,992	$90,343	$2,396	$—	$114,114
Restricted cash	—	—	3,230	—	—	3,230
Accounts receivable, net of allowances	—	—	10,357	215	—	10,572
Current deferred income taxes	—	—	1,555	—	—	1,555
Prepaid expenses and other current assets	—	16	11,907	353	—	12,276
Intercompany receivables	53	—	180	938	(1,171)	—
Total current assets	19,436	2,008	117,572	3,902	(1,171)	141,747
Property and equipment, net	—	—	48,177	411	—	48,588
Content databases, net	—	—	283,137	740	—	283,877
Intangible assets, net	—	—	186,753	—	—	186,753
Goodwill	—	—	947,613	670	—	948,283
Investment in subsidiary	267,372	1,224,467	218,384	110	(1,710,333)	—
Other assets	—	1,129	12,703	221	—	14,053
Total assets	$286,808	$1,227,604	$1,814,339	$6,054	$(1,711,504)	$1,623,301

LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable	$—	$—	$11,784	$173	$—	$11,957
Accrued expenses	—	10,121	43,933	1,480	—	55,534
Acquisition-related liabilities	—	—	3,230	—	—	3,230
Deferred revenues	—	—	156,069	29	—	156,098
Current portion of long-term debt, net	—	7,079	—	—	—	7,079
Intercompany payables	3	—	954	213	(1,170)	—
Total current liabilities	3	17,200	215,970	1,895	(1,170)	233,898
Long-term debt, net	—	989,868	—	—	—	989,868
Deferred income taxes	—	—	73,916	(45)	—	73,871
Other long-term liabilities	—	—	40,115	141	—	40,256
Total liabilities	3	1,007,068	330,001	1,991	(1,170)	1,337,893
Total member’s interests	286,805	220,536	1,484,338	4,063	(1,710,334)	285,408
Total liabilities and member’s interests	$286,808	$1,227,604	$1,814,339	$6,054	$(1,711,504)	$1,623,301

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

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
Three Months Ended September 30, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$171,119	$3,182	$(2,827)	$171,474
Total cost of revenues	—	—	43,122	323	(2,827)	40,618
Gross profit	—	—	127,997	2,859	—	130,856
Operating expenses:
Technology and development	—	—	24,017	392	—	24,409
Marketing and advertising	—	—	38,217	2,036	—	40,253
General and administrative	—	55	13,647	478	—	14,180
Amortization of acquired intangible assets	—	—	27,374	—	—	27,374
Total operating expenses	—	55	103,255	2,906	—	106,216
Income (loss) from operations	—	(55)	24,742	(47)	—	24,640
Interest income (expense), net	—	(28,495)	143	—	—	(28,352)
Other expense, net	—	—	(128)	(28)	—	(156)
Income (loss) before income taxes	—	(28,550)	24,757	(75)	—	(3,868)
Income tax benefit (expense)	—	10,421	(7,107)	4	—	3,318
Income (loss) before loss from subsidiaries	—	(18,129)	17,650	(71)	—	(550)
Income (loss) from subsidiaries	(550)	4,866	(13,334)	—	9,018	—
Net income (loss)	$(550)	$(13,263)	$4,316	$(71)	$9,018	$(550)
Comprehensive income (loss)	$(550)	$(13,263)	$4,316	$(71)	$9,018	$(550)
Three Months Ended September 30, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$154,189	$4,749	$(4,254)	$154,684
Total cost of revenues	—	—	38,464	866	(4,254)	35,076
Gross profit	—	—	115,725	3,883	—	119,608
Operating expenses:
Technology and development	—	—	23,142	601	—	23,743
Marketing and advertising	—	—	39,898	2,252	—	42,150
General and administrative	—	30	12,193	704	—	12,927
Amortization of acquired intangible assets	—	—	36,993	—	—	36,993
Total operating expenses	—	30	112,226	3,557	—	115,813
Income (loss) from operations	—	(30)	3,499	326	—	3,795
Interest income (expense), net	—	(17,194)	(39)	1	—	(17,232)
Other income (expense), net	—	—	16	(197)	—	(181)
Income (loss) before income taxes	—	(17,224)	3,476	130	—	(13,618)
Income tax benefit (expense)	—	5,501	6,948	(58)	—	12,391
Income (loss) before loss from subsidiaries	—	(11,723)	10,424	72	—	(1,227)
Loss from subsidiaries	(1,227)	(4,824)	(16,475)	—	22,526	—
Net income (loss)	$(1,227)	$(16,547)	$(6,051)	$72	$22,526	$(1,227)
Comprehensive income (loss)	$(1,227)	$(16,547)	$(6,051)	$72	$22,526	$(1,227)

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
Nine Months Ended September 30, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$504,389	$10,416	$(9,310)	$505,495
Total cost of revenues	—	—	128,302	1,053	(9,310)	120,045
Gross profit	—	—	376,087	9,363	—	385,450
Operating expenses:
Technology and development	—	—	70,933	1,201	—	72,134
Marketing and advertising	—	—	118,566	6,067	—	124,633
General and administrative	—	485	35,969	1,608	—	38,062
Amortization of acquired intangible assets	—	—	82,301	—	—	82,301
Total operating expenses	—	485	307,769	8,876	—	317,130
Income (loss) from operations	—	(485)	68,318	487	—	68,320
Interest income (expense), net	—	(62,590)	408	—	—	(62,182)
Other expense, net	—	—	(223)	(6)	—	(229)
Income (loss) before income taxes	—	(63,075)	68,503	481	—	5,909
Income tax benefit (expense)	—	23,023	(12,899)	(127)	—	9,997
Income (loss) before loss from subsidiaries	—	(40,052)	55,604	354	—	15,906
Income (Loss) from subsidiaries	15,906	10,710	(28,988)	—	2,372	—
Net income (loss)	$15,906	$(29,342)	$26,616	$354	$2,372	$15,906
Comprehensive income (loss)	$15,906	$(29,342)	$26,616	$354	$2,372	$15,906
Nine Months Ended September 30, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$462,895	$15,190	$(13,703)	$464,382
Total cost of revenues	—	—	115,303	2,667	(13,703)	104,267
Gross profit	—	—	347,592	12,523	—	360,115
Operating expenses:
Technology and development	—	—	71,093	1,451	—	72,544
Marketing and advertising	—	—	120,194	8,147	—	128,341
General and administrative	—	127	40,310	2,045	—	42,482
Amortization of acquired intangible assets	—	—	111,045	—	—	111,045
Total operating expenses	—	127	342,642	11,643	—	354,412
Income (loss) from operations	—	(127)	4,950	880	—	5,703
Interest income (expense), net	—	(52,265)	(121)	4	—	(52,382)
Other income (expense), net	—	(8)	163	(11)	—	144
Income (loss) before income taxes	—	(52,400)	4,992	873	—	(46,535)
Income tax benefit (expense)	—	18,340	17,157	(175)	—	35,322
Income (loss) before loss from subsidiaries	—	(34,060)	22,149	698	—	(11,213)
Loss from subsidiaries	(11,213)	(22,818)	(56,180)	—	90,211	—
Net income (loss)	$(11,213)	$(56,878)	$(34,031)	$698	$90,211	$(11,213)
Comprehensive income (loss)	$(11,213)	$(56,878)	$(34,031)	$698	$90,211	$(11,213)

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)
Nine Months Ended September 30, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$129,527	$34,470	$171,897	$(904)	$(185,330)	$149,660
Investing activities:
Capitalization of content databases	—	—	(24,615)	—	—	(24,615)
Purchases of property and equipment	—	—	(9,933)	(15)	—	(9,948)
Issuance of related-party note receivable	—	—	(10,000)	—	—	(10,000)
Investment in subsidiaries	—	(23,024)	—	(62)	23,086	—
Return of capital from subsidiaries	123,666	64,938	209,152	—	(397,756)	—
Net cash provided by (used in) investing activities	123,666	41,914	164,604	(77)	(374,670)	(44,563)
Financing activities:
Member's capital contributions	—	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	23	—	23
Proceeds from credit facilities	—	727,650	—	—	—	727,650
Principal payments on debt	—	(584,532)	—	—	—	(584,532)
Payment of debt-offering costs	—	(8,511)	—	—	—	(8,511)
Return-of-capital distributions	(234,107)	—	—	—	—	(234,107)
Payment of contingent consideration	—	—	—	—	—	—
Capital contribution from parent	—	—	23,086	—	(23,086)	—
Return of capital to parent	—	(209,152)	(188,604)	—	397,756	—
Intercompany dividends paid	—	—	(185,330)	—	185,330	—
Net cash provided by (used in) financing activities	(234,107)	(74,545)	(350,848)	23	560,000	(99,477)
Net increase (decrease) in cash and cash equivalents	19,086	1,839	(14,347)	(958)	—	5,620
Cash and cash equivalents at beginning of period	297	153	104,690	3,354	—	108,494
Cash and cash equivalents at end of period	$19,383	$1,992	$90,343	$2,396	$—	$114,114

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued)
(in thousands)
Nine Months Ended September 30, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$37,327	$87,709	$151,068	$(3,761)	$(158,976)	$113,367
Investing activities:
Capitalization of content databases	—	—	(29,208)	—	—	(29,208)
Purchases of property and equipment	—	—	(19,059)	(50)	—	(19,109)
Issuance of related-party note receivable	—	—	—	—	—	—
Investment in subsidiaries	—	(18,340)	(33)	(33)	18,406	—
Return of capital from subsidiaries	—	—	41,630	—	(41,630)	—
Net cash used in investing activities	—	(18,340)	(6,670)	(83)	(23,224)	(48,317)
Financing activities:
Member’s capital contributions	26	—	—	—	—	26
Excess tax benefits from stock-based compensation	—	—	4,063	—	—	4,063
Proceeds from credit facilities	—	—	—	—	—	—
Principal payments on debt	—	(28,178)	—	—	—	(28,178)
Payment of debt-offering costs	—	—	—	—	—	—
Return-of-capital distributions	(18,430)	—	—	—	—	(18,430)
Payment of contingent consideration	—	—	(2,900)	—	—	(2,900)
Capital contribution from parent	—	—	18,373	33	(18,406)	—
Return of capital to parent	—	(41,630)	—	—	41,630	—
Intercompany dividends paid	—	—	(143,652)	(15,324)	158,976	—
Net cash used in financing activities	(18,404)	(69,808)	(124,116)	(15,291)	182,200	(45,419)
Net increase (decrease) in cash and cash equivalents	18,923	(439)	20,282	(19,135)	—	19,631
Cash and cash equivalents at beginning of period	338	562	60,362	25,292	—	86,554
Cash and cash equivalents at end of period	$19,261	$123	$80,644	$6,157	$—	$106,185

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Ancestry.com LLC (the “Parent”) is a holding company, and all operations are conducted by its wholly-owned subsidiaries. Ancestry.com LLC and its subsidiaries are collectively referred to as “Ancestry.com,” “we” or “us.” Ancestry.com is the world’s largest online family history resource with over 2.2 million paying subscribers around the world to its core Ancestry websites, including its flagship site www.ancestry.com and its Ancestry international websites, as of September 30, 2015.
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

Our key business metrics are presented for the three months ended September 30, 2015, June 30, 2015 and September 30, 2014 (in thousands):

	Three Months Ended
	September 30, 2015	June 30, 2015	September 30, 2014
Total subscribers at end of quarter	2,243	2,220	2,125
Net subscriber additions	23	1	16
The following table presents the percentage of total subscribers by subscription duration type at September 30, 2015, June 30, 2015 and September 30, 2014:

	September 30, 2015	June 30, 2015	September 30, 2014
Annual	37%	37%	40%
Semi-annual	25	25	21
Quarterly	2	2	2
Monthly	36	36	37
Total	100%	100%	100%
Components of Condensed Consolidated Statements of Comprehensive Income (Loss)
Revenues
Subscription revenues. We derive subscription revenues primarily from providing access to our core Ancestry websites, and we recognize subscription revenues, net of estimated cancellations, ratably over the subscription period. We offer a 14-day free trial to our core Ancestry websites, after which, unless cancelled, we charge the full period subscription amount. No revenue is recognized or allocated to the 14-day free-trial period. Amounts received from subscribers for which the performance obligations have not been fulfilled are recorded in deferred revenue. We have established an allowance for sales returns based on historical subscription cancellations. Actual customer subscription cancellations are charged against the allowance or deferred revenues to the extent that revenue has not yet been recognized.
Subscription revenues from our core Ancestry websites accounted for approximately 91% and 92% of total subscription revenues for the three and nine months ended September 30, 2015, respectively. Total subscription revenues also include subscriptions to our other websites, such as Archives.com, Fold3.com and Newspapers.com. We attribute subscription revenues by country based on the billing address of the subscriber, regardless of the website to which the person subscribes. The following table presents subscription revenue by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$116,181	$106,094	$340,159	$316,067
United Kingdom	16,276	16,561	48,663	48,678
All other countries	15,097	16,307	45,857	49,372
Total subscription revenues	$147,554	$138,962	$434,679	$414,117
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
Cost of Revenues
Cost of subscription revenues. Cost of subscription revenues consists primarily of amortization of content databases, web server operating costs, personnel-related costs of web support and customer service employees, credit card processing fees and outside service costs for customer services. Web-server operating costs include depreciation, software licensing on web servers and related equipment and web-hosting costs.
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
Interest Expense, Net, Other Income (Expense), Net and Income Tax Benefit
Interest expense, net. Interest expense, net includes interest expense associated with our debt, amortization of deferred financing costs and original issue discount costs associated with the issuance of our debt, including accelerated amortization of costs as a result of any debt restructuring or prepayments, and interest income earned on cash and cash equivalents or related-party notes receivable. Our interest expense varies based on the level of debt outstanding and changes in interest rates.
Other income (expense), net. Other income (expense), net primarily includes foreign currency transaction and remeasurement gains and losses, which vary based on changes in foreign currency exchange rates.
Income tax benefit. Income tax benefit consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

Results of Operations
The following table sets forth our statements of operations, as included in the Condensed Consolidated Statements of Comprehensive Income (Loss), as a percentage of total revenues for the three and nine months ended September 30, 2015 and 2014. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Subscription revenues	86.1%	89.8%	86.0%	89.2%
Product and other revenues	13.9	10.2	14.0	10.8
Total revenues	100.0	100.0	100.0	100.0
Costs of revenues:
Cost of subscription revenues	14.8	15.6	15.1	15.4
Cost of product and other revenues	8.9	7.1	8.6	7.1
Total cost of revenues	23.7	22.7	23.7	22.5
Gross profit	76.3	77.3	76.3	77.5
Operating expenses:
Technology and development	14.2	15.3	14.3	15.6
Marketing and advertising	23.5	27.2	24.7	27.6
General and administrative	8.2	8.5	7.5	9.1
Amortization of acquired intangible assets	16.0	23.9	16.3	23.9
Total operating expenses	61.9	74.9	62.8	76.2
Income from operations	14.4	2.4	13.5	1.3
Interest expense, net	(16.6)	(11.1)	(12.3)	(11.3)
Other income (expense), net	(0.1)	(0.1)	—	—
Income (loss) before income taxes	(2.3)	(8.8)	1.2	(10.0)
Income tax benefit	2.0	8.0	1.9	7.6
Net income (loss)	(0.3)%	(0.8)%	3.1%	(2.4)%
Revenues, Costs of Revenues and Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Revenues:
Subscription revenues	$147,554	$138,962	6.2%	$434,679	$414,117	5.0%
Product and other revenues	23,920	15,722	52.1	70,816	50,265	40.9
Total revenues	171,474	154,684	10.9	505,495	464,382	8.9
Cost of revenues:
Cost of subscription revenues	25,353	24,080	5.3	76,632	71,343	7.4
Cost of product and other revenues	15,265	10,996	38.8	43,413	32,924	31.9
Total cost of revenues	40,618	35,076	15.8	120,045	104,267	15.1
Gross profit	$130,856	$119,608	9.4%	$385,450	$360,115	7.0%
Gross profit percentage	76.3%	77.3%		76.3%	77.5%

Subscription revenues
For the three months ended September 30, 2015, our subscription revenues increased $8.6 million compared to the three months ended September 30, 2014. This increase was primarily due to an increase in the average number of total subscribers and in the average monthly revenue per subscriber for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Premium packages, which may include subscriptions bundled with our other subscriptions services such as Newspapers.com and Fold3.com, and monthly subscription durations have a higher average monthly revenue per subscriber than standard packages and longer-term subscription durations. For the three months ended September 30, 2015, changes in average foreign currency exchange rates had a two percentage point negative impact on subscription revenues compared to the three months ended September 30, 2014.
For the nine months ended September 30, 2015, our subscription revenues increased $20.6 million compared to the nine months ended September 30, 2014. The increase was driven by the same factors that influenced the three-month results. For the nine months ended September 30, 2015, changes in average foreign currency exchange rates had a one-and-a-half percentage point negative impact on subscription revenues compared to the nine months ended September 30, 2014.
Product and other revenues
For the three months ended September 30, 2015, our product and other revenues increased $8.2 million compared to the three months ended September 30, 2014. The increase was primarily due to an $8.7 million increase in AncestryDNA revenues due to higher sales volume. Additionally, revenues from genealogical research services increased for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, partially offset by a decrease in revenue from product lines that have been discontinued.
For the nine months ended September 30, 2015, our product and other revenues increased $20.6 million compared to the nine months ended September 30, 2014. The increase was primarily due to a $22.0 million increase in AncestryDNA revenues due to higher sales volume. Additionally, revenues from genealogical research services increased $2.0 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. These increases were partially offset by a $3.3 million decrease in revenues from Family Tree Maker software and discontinued products.
Cost of subscription revenues
For the three months ended September 30, 2015, our cost of subscription revenues increased $1.3 million compared to the three months ended September 30, 2014. The increase was primarily due to an increase in content database amortization.
For the nine months ended September 30, 2015, our cost of subscription revenues increased $5.3 million compared to the nine months ended September 30, 2014. The increase was primarily due to a $2.6 million increase in web-hosting costs and a $1.9 million increase in content database amortization due to the continued addition of new content records to our content database for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
Cost of product and other revenues
For the three months ended September 30, 2015, our cost of product and other revenues increased $4.3 million compared to the three months ended September 30, 2014. The increase was primarily due to a $4.5 million increase in costs associated with AncestryDNA due to higher sales volume, partially offset by a reduction in per-unit processing costs. Additionally, costs from genealogical research services increased in relation to its revenues for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. These increases were partially offset by a decrease in costs from discontinued products.
For the nine months ended September 30, 2015, our cost of product and other revenues increased $10.5 million compared to the nine months ended September 30, 2014. The increase was primarily due to an $11.1 million increase in costs associated with AncestryDNA due to higher sales volume, partially offset by a reduction in per-unit processing costs. Additionally, costs from genealogical research services increased $1.5 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. These increases were partially offset by a $1.9 million decrease in costs for Family Tree Maker software and discontinued products.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Operating expenses:
Technology and development	$24,409	$23,743	2.8%	$72,134	$72,544	(0.6)%
Marketing and advertising	40,253	42,150	(4.5)	124,633	128,341	(2.9)
General and administrative	14,180	12,927	9.7	38,062	42,482	(10.4)
Amortization of acquired intangible assets	27,374	36,993	(26.0)	82,301	111,045	(25.9)
Total operating expenses	$106,216	$115,813	(8.3)%	$317,130	$354,412	(10.5)%
Technology and development
For the three and nine months ended September 30, 2015, our technology and development expenses did not change materially compared to the three and nine months ended September 30, 2014.
Marketing and advertising
For the three months ended September 30, 2015, our marketing and advertising expenses decreased $1.9 million compared to the three months ended September 30, 2014. The decrease was primarily due to a $2.3 million decrease in external marketing expenses.
For the nine months ended September 30, 2015, our marketing and advertising expenses decreased $3.7 million compared to the nine months ended September 30, 2014. The decrease was primarily due to a $3.0 million decrease in external marketing expenses.
General and administrative
For the three months ended September 30, 2015, our general and administrative expenses increased $1.3 million compared to the three months ended September 30, 2014. This increase was primarily due to a $0.7 million increase in one-time expenses primarily related to professional service fees related to the return-of-capital distribution paid to our indirect parent entity's shareholders and vested stock-based award holders during the three months ended September 30, 2015.
For the nine months ended September 30, 2015, our general and administrative expenses decreased $4.4 million compared to the nine months ended September 30, 2014. This decrease was primarily due to a $3.0 million decrease in professional service fees related to litigation. Additionally, we received $0.8 million for payment on an outstanding insurance claim in the nine months ended September 30, 2015.
Amortization of acquired intangible assets
For the three months ended September 30, 2015, our amortization of acquired intangible assets decreased $9.6 million compared to the three months ended September 30, 2014. These decreases were primarily due to certain intangible assets being amortized on an accelerated basis over the estimated useful life of the asset.
For the nine months ended September 30, 2015, our amortization of acquired intangible assets decreased $28.7 million compared to the nine months ended September 30, 2014. The decrease was driven by the same factors that influenced the three-month results.

Interest Expense, Net, Other Income (Expense), Net and Income Tax Benefit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Interest expense, net	$(28,352)	$(17,232)	64.5%	$(62,182)	$(52,382)	18.7%
Other income (expense), net	(156)	(181)	(13.8)	(229)	144	(259.0)
Income tax benefit	3,318	12,391	(73.2)	9,997	35,322	(71.7)
Other data:
Effective tax rate	85.8%	91.0%		(169.2)%	75.9%
Interest expense, net
For the three months ended September 30, 2015, interest expense, net increased $11.1 million compared to the three months ended September 30, 2014. In August 2015, we repaid all amounts outstanding under our then existing senior secured credit facilities and on that same date entered into a new credit facilities. Due to this transaction, we recorded $10.5 million of additional interest expense during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The additional interest expense incurred included the acceleration of $3.7 million of original issue discount and deferred financing costs associated with our prior credit facilities and $6.8 million of costs incurred as a part of this transaction.
For the nine months ended September 30, 2015, interest expense, net increased $9.8 million compared to the nine months ended September 30, 2014. The increase was driven by the same factors that influenced the three-month results.
Other income (expense), net
For the three months ended September 30, 2015, other income (expense), net changed primarily due to changes in foreign currency exchange rates compared to the three months ended September 30, 2014.
For the nine months ended September 30, 2015, other income (expense), net changed primarily due to changes in foreign currency exchange rates compared to the nine months ended September 30, 2014.
Income tax benefit
For the three months ended September 30, 2015, we recorded an income tax benefit of $3.3 million resulting in an effective income tax rate of 85.8%, compared to an income tax benefit of $12.4 million, resulting in an effective income tax rate of 91.0%, for the three months ended September 30, 2014. The change in the effective income tax rate resulted primarily from decreased tax benefits during the three months ended September 30, 2015 related to the expiration of various statutes associated with uncertain tax positions.
For the nine months ended September 30, 2015, we recorded an income tax benefit of $10.0 million resulting in an effective income tax rate of (169.2)%, compared to an income tax benefit of $35.3 million, resulting in an effective income tax rate of 75.9%, for the nine months ended September 30, 2014. The change in the effective income tax rate resulted primarily from the foreign tax rate benefit. This benefit increased the effective income tax rate during the nine months ended September 30, 2014, due to our loss before income taxes, but decreased the effective income tax rate during the nine months ended September 30, 2015 due to our income before income taxes.

Other Financial Data
In addition to our results discussed above determined under accounting principles generally accepted in the United States of America (“GAAP”), we believe adjusted EBITDA and free cash flow are useful to investors as supplemental measures to evaluate the overall operating performance of our business. For the three and nine months ended September 30, 2015 and 2014, our adjusted EBITDA and free cash flow were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Adjusted EBITDA(1)	$67,392	$55,853	20.7%	$196,383	$160,221	22.6%
Free cash flow(2)	44,197	31,043	42.4	108,146	73,454	47.2

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

We believe adjusted EBITDA and free cash flow are useful to investors as supplemental measures to evaluate our overall operating performance. Adjusted EBITDA and free cash flow are financial data that are not calculated in accordance with GAAP. The tables below provide a reconciliation of these non-GAAP financial measures to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP. We prepare adjusted EBITDA and free cash flow to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate, as well as the material limitations of non-GAAP measures.
Our management uses adjusted EBITDA and free cash flow as measures of operating performance, for planning purposes, including the preparation of our annual operating budget, to allocate resources to enhance the financial performance of our business, to evaluate the effectiveness of our business strategies and in communications with our Operating Committee concerning our financial performance. Adjusted EBITDA has also been used as a financial performance objective in determining the bonus pool under our recent performance incentive programs. Management believes that the use of adjusted EBITDA and free cash flow provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results. Management believes that it is useful to exclude non-cash charges such as depreciation, amortization and stock-based compensation from adjusted EBITDA and free cash flow because (i) the amount of such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of stock-based awards, as the case may be.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Reconciliation of adjusted EBITDA and free cash flow to net income (loss)(1):
Net income (loss)	$(550)	$(1,227)	$15,906	$(11,213)
Interest expense, net	28,352	17,232	62,182	52,382
Other (income) expense, net	156	181	229	(144)
Income tax benefit	(3,318)	(12,391)	(9,997)	(35,322)
Depreciation	5,411	5,564	16,517	15,862
Amortization	35,427	44,322	105,831	132,660
Stock-based compensation expense	1,914	2,172	5,715	5,996
Adjusted EBITDA	$67,392	$55,853	$196,383	$160,221
Capitalization of content databases	(8,075)	(9,689)	(24,615)	(29,208)
Purchases of property and equipment	(3,504)	(6,131)	(9,948)	(19,109)
Cash paid for interest (2)	(7,550)	(6,877)	(36,803)	(37,223)
Cash paid for income taxes	(4,066)	(2,113)	(16,871)	(1,227)
Free cash flow	$44,197	$31,043	$108,146	$73,454

(1)
Net income (loss) and therefore adjusted EBITDA and free cash flow for the three and nine months ended September 30, 2015 include $1.5 million and $2.1 million, respectively, of professional service fees related to litigation and costs associated with a return-of-capital distribution declared in August 2015 to our parent company, Ancestry.com Holdings LLC. For the three and nine months ended September 30, 2014, net loss and therefore adjusted EBITDA and free cash flow include $0.8 million and $4.3 million, respectively, of professional service fees related to litigation and costs associated with the return-of-capital distribution declared in February 2014 by our parent.

(2)
Cash paid for interest for the nine months ended September 30, 2015 and 2014 does not include $19.1 million and $18.4 million of payments made to our parent related to the interest obligations on its senior unsecured PIK notes. No payments related to interest on the PIK notes were made to our parent during the three months ended September 30, 2015 and 2014.

Liquidity and Capital Resources
Credit Facility
In August 2015, Ancestry.com Inc. (the "Issuer"), a subsidiary of the Parent, entered into a new credit facilities (the "New Credit Facilities"), which consists of a $735.0 million senior secured term loan facility (the "New Term Loan") that matures August 2022 and an $80.0 million senior secured revolving credit facility (the "Revolving Facility") that matures August 2020. The New Term Loan was issued at 99.0% of par or an original issue discount of $7.4 million. In addition, the Company incurred $9.2 million in customary fees and expenses as a part of this transaction. On that same date, the Issuer repaid $554.5 million and all outstanding interest under its then existing senior secured credit facilities (the "Prior Credit Facilities"), which as of the date of repayment had outstanding $449.0 million under a Term B-1 Loan (the "Term B-1 Loan") and $105.5 million outstanding under the Term B-2 Loan (the "Term B-2 Loan"). The Company's indirect parent entity used the net proceeds from the debt transaction and cash-on-hand to pay a return-of-capital distribution of $215.0 million to its shareholders and vested stock-based award holders in September 2015. See Notes 4 and 5 in the Condensed Consolidated Financial Statements herein for additional information about these transactions.

Amounts borrowed under the New Term Loan are required to be paid in equal quarterly installments of 0.25% of the original principal amount commencing in December 2015, with the balance payable upon maturity. If the Issuer's 11% senior notes due in December 2020 (the "Notes") are outstanding 91 days prior to the Notes' maturity date (the "Springing Maturity Date"), the New Credit Facilities will mature on the Springing Maturity Date rather than August 2022. Additionally, subject to certain conditions, a mandatory repayment may be required to be made annually beginning with the fiscal year ended December 31, 2016. The mandatory repayment may be up to 50% of excess cash flow, based on our first lien leverage ratio (the "First Lien Leverage Ratio") as defined in the credit agreement and net cash proceeds of certain other transactions as calculated at the end of each fiscal year. The Parent and certain of its subsidiaries guarantee the New Credit Facilities. All obligations under the New Credit Facilities are secured by a perfected first priority lien in substantially all of our tangible and intangible assets.
The New Term Loan and Revolving Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable margin plus, at the Issuer’s option, either: (a) a base rate determined by reference to the highest of (i) the administrative agent's prime rate at such time, (ii) 0.50% in excess of the overnight federal funds rate at such time and (iii) the LIBOR rate that is in effect for a LIBOR loan with an interest period of one month plus 1.00%, provided that the base rate for the New Term Loan is not less than 2.00% per annum; or (b) a LIBOR rate, provided that the LIBOR rate for the New Term Loan is not less than 1.00% per annum. The applicable margin shall mean either: (i) in the case of initial term loans maintained as (a) base rate loan, 3.00%, or (b) LIBOR loans, 4.00%, (ii) in the case of initial revolving loans maintained as (a) base rate loans or swingline loans, 2.75% and (b) fixed rate loans, 3.75%. The applicable margin for the Revolving Facility is subject to step-ups and step-downs based on our First Lien Leverage Ratio. The Issuer is also required to pay a commitment fee of 0.50% per annum on the unutilized commitments under the Revolving Facility, which fee decreases to 0.375% if the First Lien Leverage Ratio is less than or equal to 1.70 to 1.00. As of September 30, 2015, the interest rate on the New Term Loan was equal to a LIBOR floor of 1.00% plus the applicable margin of 4.00%. The effective interest rate of the New Term Loan is approximately 5.7%.
As of September 30, 2015, no funds had been drawn against the Revolving Facility. Borrowings under the Revolving Facility may be used for the purpose of general working capital, capital expenditures and other general corporate purposes. The New Credit Facilities also provide for a swingline subfacility of $25.0 million, a letter of credit subfacility of $50.0 million and an uncommitted incremental facility in an amount not to exceed the sum of (i) an unlimited amount if, after giving effect to incurrence, the total net secured leverage ratio is less than or equal to 3.00 to 1.00, (ii) to the extent not funded with the proceeds of long-term indebtedness, all prior voluntary prepayments, and (iii) $100.0 million, subject to certain conditions.
The New Credit Facilities permits restricted payments, including dividends, out of available amounts, as defined in the credit agreement. The available amount formulation includes a starter amount of $75.0 million and is adjusted quarterly based on consolidated net income, as defined in the credit agreement, beginning June 30, 2015 plus other additions as listed in the credit agreement. Separately, the New Credit Facilities have a general basket for restricted payments of the greater of $50 million per annum and 20.5% of the last twelve months of EBITDA as defined by the credit agreement. The New Credit Facilities contain customary affirmative and negative covenants and events of default. The Revolving Facility contains a financial covenant prohibiting the First Lien Leverage Ratio from being greater than 4.00, which is tested quarterly when utilization of the Revolving Facility (excluding letters of credit less than or equal to $10.0 million) is greater than 30% of total commitments under the Revolving Facility. Without the written consent of the required lenders, the Issuer is not permitted to incur loans under the Revolving Facility unless it is in compliance with the Financial Covenant as of the last day of the most recently completed test period. As of September 30, 2015, we were in compliance with all covenants of the New Credit Facilities.
The Issuer, at its discretion, has also entered into interest rate cap agreements with the following terms: (i) $190.0 million total notional amount that currently caps the three-month LIBOR rate at 1.50% expiring March 31, 2016 (ii) $200.0 million total notional amount that caps the three-month LIBOR rate at 2.00% commencing March 31, 2016 and expiring December 30, 2016 and (iii) $300.0 million total notional amount that caps the three-month LIBOR rate at 2.00% commencing December 30, 2016 and expiring June 29, 2018.
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

The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Ancestry.com LLC and each of its direct and indirect restricted subsidiaries that guarantee indebtedness under the New Credit Facilities. Not all of Ancestry.com LLC’s subsidiaries guarantee the Notes, and restricted subsidiaries guarantee the notes only to the extent provided for in the indenture. In the event of a bankruptcy, liquidation or reorganization of any of the non-guarantor subsidiaries, the non-guarantor subsidiaries will pay the holders of their debt and their trade creditors before they will be able to distribute any of their assets to the Issuer.
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
The indenture governing the Notes generally permits restricted payments, as defined in the indenture, including dividends, out of a cumulative basket, which grows quarterly based on 50% of our cumulative consolidated net income, since October 1, 2012, as defined in the indenture. In addition, as a condition to making such payments, we must be in compliance with a pro-forma fixed charge coverage ratio greater than or equal to 2.0 to 1.0. Separately, the indenture has a general basket for such payments of the greater of $50.0 million or 2.5% of total assets.
Ancestry.com Holdings LLC Senior Unsecured PIK Notes
Our parent, Ancestry.com Holdings LLC (“Holdings LLC”), previously issued $400.0 million of senior unsecured payment-in-kind toggle notes (the "PIK Notes”) due October 15, 2018. In March 2015, Holdings LLC repurchased $9.8 million of the PIK Notes plus accumulated interest. To fund this repurchase, we issued a $10.0 million note receivable to our parent at 5% interest payable annually with a maturity date of December 31, 2017, which is subordinated to the PIK Notes. This note is recorded as a related-party note receivable in Other Assets in the Condensed Consolidated Balance Sheet.
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
The PIK Notes are senior unsecured obligations of Holdings LLC and are structurally subordinated to all our existing and future indebtedness. Additionally, we did not guarantee the PIK Notes, nor were any of our assets pledged as collateral for the PIK Notes. As we are not an obligor or a guarantor on the PIK Notes, the debt is recorded only in the financial statements of Holdings LLC and is not reflected in the Condensed Consolidated Financial Statements of Ancestry.com LLC. While not required, we have made and intend to make future payments to Holdings LLC related to the PIK Notes, provided that such payments are permitted under the covenants of the New Credit Facilities and Notes. If interest on the PIK Notes is paid in cash, annual interest payments will total approximately $37.6 million.
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, our cash flows from operations and amounts available under our Revolving Facility. As of September 30, 2015, we had $114.1 million in cash and cash equivalents and $80 million of availability on our Revolving Facility.
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
We expect cash and cash equivalents on hand, cash flows from operations and amounts available under our Revolving Facility will provide adequate funds for our currently anticipated operating and recurring cash needs (e.g., debt service, working capital and capital expenditures) for at least the next twelve months; however, our substantial level of debt and debt service obligations as well as our intention to make further payments to our parent related to the PIK Notes could have important consequences including:

•
making it more difficult for us to satisfy our obligations with respect to our debt, which could result in an event of default under the indenture governing the Notes and the agreements governing our other debt, including the New Credit Facilities;

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
We and/or our parent entities (the “Ancestry Group”) may also seek, depending on market conditions, to refinance certain categories of our debt, or may also, from time to time, seek to repurchase the Notes or PIK Notes in the open market or otherwise, or repay portions of our New Credit Facilities. The Ancestry Group may also seek to incur additional debt for which we would need to fund the interest and principal payments, which may impact our ability to satisfy our cash requirements. Any such transaction would be subject to market conditions, compliance with the New Credit Facilities and the indenture governing the Notes and various other factors.

Cash Flow Analysis
Summary cash flow information for cash and cash equivalents for the nine months ended September 30, 2015 and 2014 is set forth below. We consider cash and cash equivalents in evaluating our overall cash position.

	Nine Months Ended September 30,
	2015	2014	% Change
	(in thousands)
Net cash and cash equivalents provided by (used in):
Operating activities	$149,660	$113,367	32.0%
Investing activities	(44,563)	(48,317)	(7.8)
Financing activities	(99,477)	(45,419)	119.0
Net increase in cash and cash equivalents	$5,620	$19,631	(71.4)%
Net cash provided by operating activities
For the nine months ended September 30, 2015, net cash provided by operating activities was $149.7 million, an increase of $36.3 million compared to the nine months ended September 30, 2014, due to a $27.1 million increase in net income (loss) and a $20.6 million increase in the changes in operating assets and liabilities, partially offset by an $11.4 million decrease in non-cash adjustments. The decrease in adjustments for non-cash items primarily consisted of a $28.7 million decrease in amortization of intangible assets due to certain intangible assets being amortized on an accelerated basis, partially offset by a decrease of $4.0 million in excess tax benefits from stock-based compensation and by a $2.8 million increase in other non-cash items such as depreciation and amortization of content databases. Additionally, due to the restructuring of our credit facilities in third quarter of 2015, we recorded $10.5 million of additional non-cash interest expense. The increase in the changes in operating assets and liabilities was primarily due to the timing of cash receipts and payments in the ordinary course of business, including tax payments, partially offset by a payment of $5.8 million for accrued interest related to the shareholder litigation settled in February 2015.
Net cash used in investing activities
For the nine months ended September 30, 2015, net cash used in investing activities totaled $44.6 million, a decrease of $3.8 million compared to the nine months ended September 30, 2014. This change was primarily due to a $13.8 million decrease in purchase of property and equipment and investment in content databases for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. This decrease was partially offset by a $10.0 million note receivable issued to our parent, Holdings LLC, in March 2015 to repurchase a portion of the PIK Notes plus accumulated interest.
Net cash used in financing activities
For the nine months ended September 30, 2015, net cash used in financing activities totaled $99.5 million, an increase of $54.1 million compared to the nine months ended September 30, 2014. In August 2015, we repaid the outstanding principal of $554.5 million of our Prior Credit Facilities and on that date entered into the New Credit Facilities, which we received proceeds of $727.7 million, net of the original issue discount cost. As a part of this transaction, we also paid $8.5 million of debt-offering costs. The net proceeds of this transaction plus cash on-hand were used to pay our indirect parent entity's shareholders and vested stock-based award holders a return-of-capital distribution $215.0 million. Also, the debt principal payments on our Prior Credit Facilities increased $1.9 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. These changes were partially offset by $2.9 million of contingent consideration payments related to a prior year acquisition made during the nine months ended September 30, 2014.

Contractual Obligations
In January 2015, we entered into a build-to-suit lease agreement for a new corporate headquarters, to be constructed in Lehi, Utah. The lease has an anticipated start date of mid-2016 with a 10-year initial term and $37.6 million of lease payments. We have concluded that we are the deemed owner of the building (for accounting purposes only) during the construction period. Accordingly, we have recorded a construction-in-progress asset as a component of Property and equipment, net of $17.9 million and a corresponding construction financing obligation recorded as a component of Other long-term liabilities in our Condensed Consolidated Balance Sheet as of September 30, 2015. We will continue to increase the construction-in-progress asset and corresponding long-term liability as additional building costs are incurred by the landlord during the construction period. See Note 7 in the Condensed Consolidated Financial Statements contained herein for further information.
In February 2015, we entered into a 10-year content digitization and publication agreement that requires us to make escalating minimum annual royalty payments totaling $20.5 million over the life of the contract. As of September 30, 2015, no material payments have been made under the terms of the contract.
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
In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. This guidance is effective for public companies for fiscal years and interim periods beginning after December 15, 2015. For all other entities, this guidance is effective for annual periods beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for all entities. The new guidance is to be applied either prospectively to new cloud computing arrangements or retrospectively. We early adopted this standard as of March 31, 2015 and applied the guidance prospectively. It did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective dates of its new revenue recognition standard for public and nonpublic entities. As a result, this guidance will be effective for public companies for interim and annual periods beginning on or after December 15, 2017. For non-public companies, this guidance is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Public and nonpublic entities would be permitted to adopt the standard as early as the original public entity effective date; early adoption prior to that date would not be permitted. As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”),we have elected to delay adoption of new or revised accounting standards applicable to public companies until such pronouncements are made applicable to private companies. Once effective, entities can choose to apply the standard using either a full retrospective approach or a modified retrospective approach. We have not yet selected a transition method and are currently assessing the potential impact that this standard will have on our consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business, which currently are comprised primarily of interest rate risks and foreign currency exchange risks. For financial market risks related to interest rates and foreign currency exchange, refer to the “Quantitative and Qualitative Disclosures about Market Risk” contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. Our exposure to foreign currency exchange risk has not changed significantly since December 31, 2014.
Our New Credit Facilities bears interest at variable rates and exposes us to interest rate risk. As such, our net income (loss) and debt service payments are sensitive to movements in interest rates. There are many economic factors outside our control that have in the past, and may in the future, impact rates of interest, including publicly announced indices that underlie the interest obligations related to a certain portion of our debt. The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. Factors that impact interest rates include domestic or international governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. If interest rates increase, our debt service obligations on the variable-rate indebtedness would increase even though the amount borrowed remained the same, and our net income (loss) would decrease (increase). Such increases in interest rates could have a material adverse effect on our financial condition and results of operations.

The New Term Loan and Revolving Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable margin plus, at the Issuer’s option, either: (a) a base rate determined by reference to the highest of (i) the administrative agent's prime rate at such time, (ii) 0.50% in excess of the overnight federal funds rate at such time and (iii) the LIBOR rate that is in effect for a LIBOR loan with an interest period of one month plus 1.00%, provided that the base rate for the New Term Loan is not less than 2.00% per annum; or (b) a LIBOR rate, provided that the LIBOR rate for the New Term Loan is not less than 1.00% per annum. The applicable margin shall mean either: (i) in the case of initial term loans maintained as (a) base rate loan, 3.00%, or (b) LIBOR loans, 4.00%, (ii) in the case of initial revolving loans maintained as (a) base rate loans or swingline loans, 2.75% and (b) fixed rate loans, 3.75%. The applicable margin for the Revolving Facility is subject to step-ups and step-downs based on our first lien leverage ratio. As of September 30, 2015, the interest rate on the New Term Loan was equal to a LIBOR floor of 1.00% plus the applicable margin of 4.00%.
The Issuer, at its discretion, has also entered into interest rate cap agreements with the following terms: (i) $190.0 million total notional amount that currently caps the three-month LIBOR rate at 1.50% expiring March 31, 2016 (ii) $200.0 million total notional amount that caps the three-month LIBOR rate at 2.00% commencing March 31, 2016 and expiring December 30, 2016 and (iii) $300.0 million total notional amount that caps the three-month LIBOR rate at 2.00% commencing December 30, 2016 and expiring June 29, 2018. A hypothetical 1% increase in current interest rates on the variable portion of our New Term Loan would increase our interest expense over the next twelve months by $2.4 million or our borrowing rate by approximately 33 basis points due to the 1.0% LIBOR floor that exists in our New Credit Facilities.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

General
On May 4, 2015, DNA Genotek Inc. (“Genotek”) filed a complaint against Ancestry.com DNA, LLC (“Ancestry DNA”) in the United States District Court for the District of Delaware (Case No. 1:15-cv-00355-SLR). The complaint asserts causes of action for (1) infringement of U.S. Patent No. 8,221,381; (2) breach of contract for allegedly breaching the Terms and Conditions that governed Ancestry DNA’s purchase of Genotek Saliva Collection Products; (3) conversion; (4) trespass to chattel; and (5) action to quiet title. Genotek seeks preliminary and permanent injunctive relief, unspecified monetary damages, and an award of Genotek’s costs and attorneys’ fees incurred in connection with this action. Genotek did not serve this complaint on Ancestry DNA until June 4, 2015 and filed an amended complaint on July 24, 2015. The amended complaint asserts the same causes of action as the original complaint. Ancestry DNA has not yet filed a response to the complaint. AncestryDNA filed a motion to dismiss Genotek’s willful infringement, conversion, trespass to chattel, and action to quiet title claims on August 10, 2015. Genotek responded to the motion to dismiss on September 3, 2015, and AncestryDNA filed its reply brief on September 18, 2015. On October 20, 2015, AncestryDNA filed an Inter Partes Review Petition (IPR2016-00060) with the United States Patent and Trademark Office, challenging the validity of claims 1-20, 39-41, 43-47, and 49 of U.S. Patent No. 8,221,381. AncestryDNA intends to defend the litigation vigorously. While no assurances can be given as to outcomes or liability, if any, we do not believe that this litigation will be resolved in a manner that would have a material adverse effect on our financial statements.
On July 30, 2015 DNA Genotek, Inc. (“Genotek”) filed a complaint in the United States District Court for the District of Delaware against Spectrum DNA, Spectrum Solutions L.L.C., and Spectrum Packaging L.L.C. (“Spectrum”) alleging that Spectrum’s sale of the saliva collection device created by AncestryDNA constitutes infringement of U.S. Patent No. 8,221,381. While Ancestry is not a party to this lawsuit, Ancestry has agreed to indemnify Spectrum against Genotek’s patent infringement claims. Two motions are currently pending before the court. On September 4, 2015, Spectrum filed a motion to dismiss for lack of personal jurisdiction, and Genotek filed its answering brief on September 30, 2015. Spectrum filed its reply brief on October 16, 2015. The second motion is Genotek’s motion for a preliminary injunction seeking to enjoin the sale of the allegedly infringing saliva collection devices to non-Ancestry parties, filed on August 24, 2015. Spectrum filed its answering brief to the preliminary injunction motion on October 2, 2015. Genotek’s reply brief in support of its motion is due November 5, 2015. AncestryDNA intends to defend the litigation vigorously.  While no assurances can be given as to outcomes or liability, if any, we do not believe that this litigation will be resolved in a manner that would have a material adverse effect on our financial statements.
As part of the acquisition of Archives.com from Inflection LLC, completed in August 2012, a Marketing Agreement between Inflection LLC and Z-CORP dba OneGreatFamily.com (“OGF”) was assigned to Ancestry.com Operations Inc. On or about October 10, 2014, OGF initiated a proceeding in the Fourth Judicial District Court of the State of Utah against Ancestry.com Inc. and Ancestry.com Operations Inc., which is captioned Z-CORP et al. v. Ancestry.com Inc. et al. (Civil No. 140401466). In regards to the assigned Marketing Agreement, the complaint alleges breach of contract, breach of implied covenant of good faith and fair dealing, conversion and intentional interference with prospective economic relations with alleged damages totaling over $30 million and punitive damages. On or about November 13, 2014 Ancestry.com filed a motion to dismiss the complaint in its entirety, for failing to state claims upon which relief may be granted. The Court heard oral arguments on the motion to dismiss on March 9, 2015. On April 1, 2015, the court issued a ruling granting our motion to dismiss, dismissing all claims but one with prejudice and on the merits. After OGF conceded the law had changed regarding its last claim, the final claim was dismissed without prejudice by consent of both parties. On May 13, 2015, OGF appealed the court’s ruling to the Utah Supreme Court, which subsequently assigned the appeal to the Utah Court of Appeals. OGF submitted their initial brief on September 4, 2015, and our initial brief seeking to affirm the trial court is due November 6, 2015. OGF is appealing only the trial court’s dismissal of OGF’s claims for breach of contract, breach of implied covenant of good faith and fair dealing, and punitive damages.

We have and may become party to various other legal proceedings and other claims that arise in the ordinary course of business or otherwise in the future. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. While we cannot assure the ultimate outcome of any legal proceeding or contingency in which we are or may become involved, we do not believe that any pending legal claim or proceeding arising in the ordinary course will be resolved in a manner that would have a material adverse effect on our business. Although we consider the likelihood of such an outcome to be remote, if one or more of these legal matters resulted in an adverse money judgment against us, such a judgment could have a material adverse effect on our operating results and financial conditions and may result in us being required to pay significant monetary damages. See the risk factors “Expenses or liabilities resulting from litigation could materially adversely affect our results of operations and financial condition” and “Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our websites, content indexes, and marketing and advertising activities,” under the heading “Risk Factors.”

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
As part of our business strategy, we have made and will continue to make significant investments in the development or acquisition of new products and technologies. There is no assurance that new products or technologies will positively contribute to our results of operations in the future. Our existing subscribers may not be attracted to or may react negatively to the products that we offer as a result of these investments. These products or businesses may not succeed in enticing new subscribers or may face regulatory obstacles. Acquiring or launching new products and technologies may demand a disproportionate amount of management’s attention and distract them from their focus on our existing offerings. If acquisitions, new businesses, new product launches, or major product feature releases, are unsuccessful or cause negative reactions with our existing subscribers, our brand and reputation, our results of operations, financial condition and key metrics, such as net subscriber additions, may be materially adversely affected. We may not be successful in addressing these risks or any other problems encountered in connection with our investments.
The technologies that we use in our business are rapidly changing. To remain competitive, we must continue to provide relevant content and enhance and improve the functionality and features of our products and services. For example, we recently made significant improvements to our existing website and certain other changes to our core service. Existing subscribers that have become accustomed to the prior experience on our website may not agree that the changes are improvements and may prefer the prior experience and as such, may cancel their subscription. However, if we fail to improve our services and technologies in step with the evolution of technology, or if competitors introduce new solutions embodying new technologies, our existing products and services may become obsolete. Our future success will depend on, among other things, our ability to:

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

We expect our competition to grow both through industry consolidation and the emergence of new participants in our existing markets. We will also face competitors, and potentially greater competition, in new markets that we have entered or will enter into in the future, such as the competition we face in our AncestryDNA and AncestryHealth businesses. Our current and future competitors may include other Internet-based businesses, genetic companies or health service providers, governments, religious organizations, not-for-profit entities and other entities. The markets for Internet-based services and health information and genetic services evolve at a very rapid pace, and our competitors may offer products and services that are superior to any of our products and services or may release new products sooner than we can. In addition, Internet business models are constantly changing. The online family history market could move to an advertising-supported model to the detriment of our subscription-based model, or the consumer genetic testing market could move to a research-supported model. Our competitors may have greater resources, more well-established brand recognition or more sophisticated technologies, such as search algorithms or DNA or health technologies, than we do. Our competitors may more easily provide products and services in domestic and international markets or offer new categories of products or services before we do, or at lower prices, which may give them a competitive advantage in attracting subscribers or customers. In addition to competition from outside sources, certain of our products may compete with our core Ancestry websites for subscribers.
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
If a current or future license for a significant content collection were to be terminated or there were disputes regarding royalties under these licenses, we may not be able to obtain a new license on terms advantageous to us or at all, and we could be required to remove the relevant content from our websites, either immediately or after some period of time. If a content provider were to license or sell us content in violation of that content provider’s agreements with other parties or if we misused any of the licensed content, we could be required to remove that content from our websites and potentially face liability. If we were required to remove a material amount of content from our websites, as a result of the termination of one or more licenses or otherwise, it could adversely affect our business and results of operations. Some of these license agreements restrict the manner in which we use the applicable content, which could limit our ability to leverage that content for new uses as we expand our business.
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

We use a single-source laboratory for our DNA testing and a single-source manufacturer for producing our DNA kits, which could materially harm our business by adversely affecting the availability, quality and cost of our DNA services.
We use a single-source laboratory for our DNA testing and a single-source manufacturer for producing our DNA kits. If testing or production is delayed or curtailed by such sources, we may not be able to meet our customers’ expectations with respect to timing, quality and price. Even if we were able to locate alternative laboratories or manufacturing facilities, qualification of an alternative supplier, obtaining the appropriate technology and establishment of reliable services could result in delays and a possible loss of sales, which could materially harm our operating results. We may also be unable to locate an alternative supplier that can provide the necessary services and technology at comparable prices, which could result in an increase in the cost of our DNA services.
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
Our brand, reputation and ability to attract, retain and serve our subscribers depend upon the reliable performance of our websites, network infrastructure, content delivery processes and payment systems. We have experienced interruptions in these systems in the past, including server failures and electronic attacks that temporarily slowed down our websites’ performance and users’ access to content, or made our websites inaccessible, and we may experience network security breaches or other interruptions in the future. We have experienced “distributed-denial-of-service” and other attacks in the past that have caused our systems to respond slowly or be inaccessible. Our efforts to fix these disruptions may redirect resources from product development or other business initiatives and may not result in lasting benefits. Rapid advances in technology may prevent us from anticipating all potential security threats or promptly identifying all security breaches, and the limits and costs of technology, skills and manpower could prevent us from adequately addressing these threats. Interruptions in these systems, whether due to system failures, computer viruses, worms, malicious software programs or physical or electronic attacks or break-ins, could affect the security or availability of our websites and prevent our subscribers from accessing our data and using our products and services. Problems with the reliability or security of our systems may cause shutdowns or service disruptions, harm our reputation, result in regulatory penalties or litigation, impair our ability to attract new subscribers and cause subscribers to cancel, and the cost of remedying these problems and improving cyber-defense systems could negatively affect our business, financial condition and results of operations.

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
As of September 30, 2015, approximately 29% of subscribers to our core Ancestry websites were from locations outside the United States. We are subject to many of the risks of doing business internationally, including the following:

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
We anticipate that our continuing international expansion, including the launch of AncestryDNA internationally earlier in 2015, will entail increased marketing and advertising of our products, services and brands, the development of localized websites and products throughout our geographical markets and increased costs associated with the compliance with the varying regulatory environments in the international markets that we have and may expand into. We may not succeed in these efforts or achieve our subscriber acquisition or other goals. For some international markets, customer preferences and buying behaviors may be different than those in our current markets, and we may use business models that are different from our traditional subscription models. Our revenues from new foreign markets may not exceed the costs of acquiring, establishing, marketing and maintaining international offerings, and therefore may not be profitable on a sustained basis, if at all. The risks of international expansion include:

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
We also face additional privacy issues as we expand into other international markets, as many nations have privacy protections more stringent than those in the United States, particularly in Europe where privacy laws continue to become more expansive. For example, the Court of Justice for the European Union and the Article 29 Working Group recently declared the U.S. Safe Harbor Agreement under the Data Protective Directive from the European Union as invalid causing uncertainty around transfers of personal data outside of the European Union. The protection of consumer privacy has also increasingly become a focus of U.S. regulators, and the impact of recent and potential future enhanced privacy protections in the United States is uncertain. For example, we recently received an initial inquiry from the Office of the Attorney General of the State of New York requesting information regarding AncestryDNA's privacy policies and procedures. We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Increased domestic or international regulation of data utilization and distribution practices, including self-regulation, could require us to modify our operations and incur significant expense, which could have a material adverse effect on our business, financial condition and results of operations. If our users’ private content were to become publicly available or, if third parties were able to gain unauthorized access to such content, in particular the DNA testing information, we may face liability and harm to our brand and reputation.
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
The adoption, modification or interpretation of laws or regulations relating to the Internet or other areas of our business could adversely affect the manner in which we conduct our business or the overall popularity or growth in use of the Internet. Such laws and regulations may cover automatic subscription renewal, credit card processing procedures, sales and other procedures, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts, consumer protection, net neutrality, broadband residential Internet access and the characteristics and quality of services. In foreign countries, such as countries in Europe and Asia, such laws may be more restrictive than in the United States. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet. For example, the Court of Justice for the European Union and the Article 29 Working Group recently declared the U.S. Safe Harbor Agreement under the Data Protective Directive from the European Union as invalid causing uncertainty around transfers of personal data outside of the European Union. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses, make it more difficult to renew subscriptions automatically, make it more difficult to attract new subscribers, make it more difficult to use our current service providers (data processors) or otherwise alter our business model. Any of these outcomes could have a material adverse effect on our business, financial condition or results of operations.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business opportunities, including developing new features and products or enhancing our existing solutions, improving our operating infrastructure or acquiring complementary businesses and technologies. Our revolving facility, which provides for $80.0 million of borrowings (the "Revolving Facility"), may not be sufficient for our needs. Accordingly, we and/or our parent entities (“the Ancestry Group”) may engage in debt financing to secure additional funds; however, we may not be able to obtain additional financing on terms favorable to us, if at all. For example, our new credit facilities, which consists of a $735.0 million term loan facility and the Revolving Facility (the "New Credit Facilities"), and the indentures governing the 11% senior notes due 2020 (the "Notes") and the senior unsecured payment-in-kind toggle notes due 2018 (the “PIK Notes”) contain restrictive covenants relating to capital-raising activities by us and our direct parent, Ancestry.com Holdings LLC ("Holdings LLC"), and other financial and operational matters. Any debt financing obtained by us or our parent entities in the Ancestry Group in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to grow our business and to respond to business challenges could be significantly impaired, and our business may be materially harmed. Please refer to Item 2, Liquidity and Capital Resources, of Part I for further information.
We face risks associated with currency exchange rate fluctuations, which could adversely affect our revenues and operating results.
For the nine months ended September 30, 2015, approximately 18% of our total revenues earned and approximately 6% of our total expenses incurred were in currencies other than the United States dollar, such as the British pound sterling, the Australian dollar, the Canadian dollar and the Euro. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the United States dollar, which could affect our revenues and results of operations. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues, operating expenses and net income. We may not be able to offset adverse foreign currency impact with increased subscription pricing or volume. We attempt to limit our exposure by paying our operating expenses incurred in foreign jurisdictions with revenues received in the applicable currency, but if we do not have enough local currency to pay all our expenses in that currency, we are exposed to currency exchange rate risk with respect to those expenses. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.
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
We have and may become party to various legal proceedings and other claims that arise in the ordinary course of business, or otherwise in the future. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. In addition, any such claims or litigation may be time-consuming and costly, divert management resources, require us to change our products and services, require us to accept returns of software products or have other adverse effects on our business. While we cannot assure the ultimate outcome of any legal proceeding or contingency in which we are or may become involved, we do not believe that any pending legal claim or proceeding arising in the ordinary course will be resolved in a manner that would have a material adverse effect on our business. However, if one or more of these legal matters resulted in an adverse monetary judgment against us, such a judgment could have a material adverse effect on our results of operations and financial condition. See also the risk factor “Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our websites, content indexes, and marketing and advertising activities” below. Please refer to Item 1 of Part II for more information about our current legal proceedings.
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
We have substantial debt, totaling approximately $1.0 billion as of September 30, 2015, consisting of approximately $735.0 million under our New Credit Facilities and $300.0 million in Notes and as a result, we have significant debt service obligations. We also have the ability to borrow up to $80.0 million under the Revolving Facility. Our substantial level of debt and debt service obligations as well as our intention to pay distributions to our parent related to the PIK Notes could have important consequences including:

•
making it more difficult for us to satisfy our obligations with respect to our debt, which could result in an event of default under the indenture governing the Notes and the agreements governing our other debt, including the New Credit Facilities;

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
Our direct parent, Holdings LLC, has outstanding $390.2 million in senior unsecured PIK Notes. In addition to servicing our debt, we intend to make payments to Holdings LLC related to the PIK Notes, which may exacerbate the risks associated with our debt under the New Credit Facilities and the Notes.
Our direct parent, Holdings LLC, has outstanding a total of $390.2 million of 9.625%/10.375% senior unsecured PIK Notes, which mature on October 15, 2018. Holdings LLC is a holding company with no material operations and limited assets other than its ownership of the membership interests of Ancestry.com LLC. While covenants in our New Credit Facilities and the indenture governing the Notes limit the amount of cash that we are able to distribute to our parent companies, to the extent cash is available, we intend to make payments to Holdings LLC related to the PIK Notes. Paying cash to our parent for the PIK Notes will reduce the amount of cash available to pay our debt obligations and could also compound the consequences and risks of our debt and could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under the New Credit Facilities and the Notes.

Despite current debt levels, we and/or other members of the Ancestry Group may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.
We and/or other members of the Ancestry Group may be able to, and may, incur substantial additional debt, including secured debt, in the future. Although our New Credit Facilities and the indentures governing the Notes and the PIK Notes contain restrictions on the incurrence of additional debt and the ability to make payments to related entities to fund their debt obligations, these restrictions are subject to a number of significant qualifications and exceptions, and any debt we incur in compliance with these restrictions could be substantial. If we incur additional debt on top of our current debt levels, this would exacerbate the risks related to our substantial debt levels. Furthermore, as we increase our debt level and/or incur indebtedness that is contractually or structurally subordinated to our other indebtedness, we may be required to pay higher interest rates on additional debt, which would increase our cost of capital and could have a material adverse effect on our financial condition and results of operations.
Our debt agreements include covenants that restrict our ability to operate our business, and this may impede our ability to respond to changes in our business or to take certain important actions.
Our New Credit Facilities and the indentures governing the Notes and PIK Notes each contain, and the terms of any of our future debt would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. For example, the credit agreement governing our New Credit Facilities and the indentures governing the Notes and PIK Notes restrict our and our subsidiaries’ ability to:

•	incur additional debt;

•	pay dividends on our capital stock and make other restricted payments;

•	make investments and acquisitions;

•	engage in transactions with our affiliates;

•	sell assets;

•	make acquisitions or merge; and

•	create liens.
In addition, our New Credit Facilities require us to comply with a financial covenant prohibiting the total net first lien leverage ratio from being greater than 4.00x, which will be tested quarterly when the principal amount of all revolving loans, swingline loans, and letter of credit (in excess of $10.0 million) exceeds 30% of total commitments under the Revolving Facility. These restrictions could limit our ability to obtain future financings, make needed capital expenditures, respond to and withstand future downturns in our business or the economy in general or otherwise conduct corporate activities that may be necessary or desirable. We may also be prevented from taking advantage of business opportunities that arise because of limitations imposed on us by these restrictive covenants. In addition, it may be costly or time-consuming for us to obtain any necessary waiver or amendment of these covenants, or we may not be able to obtain a waiver or amendment on any terms.
A breach of any of these covenants could result in a default under our New Credit Facilities or the Notes, as the case may be, that would allow lenders or noteholders to declare our outstanding debt immediately due and payable. If we are unable to pay those amounts because we do not have sufficient cash on hand or are unable to obtain alternative financing on acceptable terms, the lenders or noteholders could initiate a bankruptcy proceeding or, in the case of our New Credit Facilities, proceed against any assets that serve as collateral to secure such debt.
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

If we do not generate cash flows from operations sufficient to pay our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at that time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. For example, as a part of the restructuring of our term loans in August 2015, the interest rates under our New Credit Facilities increased . The terms of existing or future debt instruments may restrict us from adopting some of these alternatives, which in turn could exacerbate the effects of any failure to generate sufficient cash flow to satisfy our debt service obligations. In addition, any failure to make payments of interest and principal on our outstanding debt on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional debt on acceptable terms and may materially adversely affect the price of the Notes. Furthermore, there currently is not a well-established secondary market for our assets. The lack of a secondary market may make the sale of our assets challenging, and the sale of assets should not be viewed as a significant source of funding.
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
Certain of our borrowings, primarily borrowings under our New Credit Facilities, will be at variable rates of interest and expose us to interest rate risk. As such, our cash flows are sensitive to movements in interest rates. There are many economic factors outside our control that have in the past, and may in the future, impact rates of interest, including publicly announced indices that underlie the interest obligations related to a certain portion of our debt. The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. Factors that impact interest rates include domestic or international governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our cash flows would decrease. Such increases in interest rates could have a material adverse effect on our financial condition and results of operations.
The Notes are not secured by our assets, which means the lenders under any of our secured debt, including our New Credit Facilities, will have priority over holders of the Notes to the extent of the value of the assets securing that debt.
The Notes and the related guarantees are unsecured. This means they are effectively subordinated in right of payment to all of our and the guarantors’ secured debt, including our New Credit Facilities, to the extent of the value of the assets securing that debt. Loans under our New Credit Facilities are secured by substantially all of our and the guarantors’ assets (subject to certain exceptions). As of September 30, 2015, we had approximately $735.0 million outstanding under the New Term Loan and $80.0 million of availability under the Revolving Facility. Furthermore, the indenture governing the Notes allows us to incur additional secured debt. See Note 4 in our Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” for a further description of the terms of the New Credit Facilities.
If we become insolvent or are liquidated, or if payment under our New Credit Facilities or any other secured debt is accelerated, the lenders under our New Credit Facilities and holders of other secured debt will be entitled to exercise the remedies available to secured lenders under applicable law (in addition to any remedies that may be available under documents pertaining to our New Credit Facilities or other senior debt). For example, the secured lenders could foreclose upon and sell assets in which they have been granted a security interest to the exclusion of the holders of the Notes, even if an event of default exists under the indenture governing the Notes at that time. Any funds generated by the sale of those assets would be used first to pay amounts owing under secured debt, and any remaining funds, whether from those assets or any unsecured assets, may be insufficient to pay obligations owing under the Notes.

The Notes are structurally subordinated to the debt and other liabilities of our non-guarantor subsidiaries, including certain of our foreign subsidiaries.
Certain of our existing or future foreign subsidiaries do not guarantee the Notes, and only Ancestry.com LLC and all its direct and indirect existing and future restricted subsidiaries (except excluded subsidiaries) that guarantee any indebtedness of Ancestry.com Inc. or any guarantor, or incur indebtedness under a credit facility, in each case, subject to certain exceptions, guarantee the Notes. This means the Notes are structurally subordinated to the debt and other liabilities of these non-guarantor subsidiaries. As of September 30, 2015, our non-guarantor subsidiaries had no debt outstanding (excluding intercompany debt). Our non-guarantor subsidiaries may, in the future, incur substantial additional liabilities, including debt. Furthermore, we may, under certain circumstances described in the indenture governing the Notes, designate subsidiaries to be unrestricted subsidiaries, and any subsidiary that is designated as unrestricted will not guarantee the Notes. In the event of our non-guarantor subsidiaries’ bankruptcy, insolvency, liquidation, dissolution, reorganization or similar proceeding, the assets of those non-guarantor subsidiaries will not be available to pay obligations on the Notes until after all of the liabilities (including trade payables) of those non-guarantor subsidiaries have been paid in full.
We may not have the ability to raise the funds necessary to finance the change of control offer required by the indenture governing the Notes.
Upon the occurrence of certain change of control events, we will be required to offer to repurchase all of the Notes. A change of control would also give the holders of the Notes the right to require us to repurchase those Notes. Our New Credit Facilities provides that certain change of control events (including a change of control as defined in the indenture governing the Notes) constitute a default. Any future credit agreement or other debt agreement would likely contain similar provisions. If we experience a change of control that triggers a default under our New Credit Facilities, we could seek a waiver of that default or seek to refinance those facilities. In the event we do not obtain a waiver or complete a refinancing, the default could result in amounts outstanding under those facilities being declared immediately due and payable. In the event we experience a change of control that requires us to repurchase the Notes, we may not have sufficient financial resources to satisfy all of our obligations under our New Credit Facilities and the Notes. A failure to make a required change of control offer or to pay a change of control purchase price when due would result in a default under the indenture governing the Notes.
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
The Notes are only guaranteed by entities that also guarantee our New Credit Facilities. Therefore, certain current and future subsidiaries of Ancestry.com LLC that are considered controlled foreign corporations and certain other subsidiaries that are not required to guarantee the New Credit Facilities will not provide guarantees of the New Credit Facilities and will not guarantee the Notes.
Certain current and future U.S. and non-U.S. indirect subsidiaries of Ancestry.com LLC are considered to be controlled foreign corporations. These subsidiaries will not provide guarantees of the New Credit Facilities and, therefore, will not provide guarantees of the Notes. Furthermore, certain other of our subsidiaries will not be required to provide guarantees of the New Credit Facilities and, unless they guarantee other indebtedness of ours or the guarantors, will not guarantee the Notes.
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

Ancestry.com Inc. (the "Issuer") is a holding company, and its ability to make any required payment on the Notes is dependent on the operations of, and the distribution of funds from, its and Ancestry.com LLC's (the "Parent") subsidiaries.
The Issuer’s and Parent’s subsidiaries conduct substantially all of our operations and own all of our operating assets. Therefore, the Issuer depends on dividends and other distributions from its and Parent’s subsidiaries to generate the funds necessary to meet its obligations, including its required obligations under the Notes. Moreover, each of our subsidiaries is a legally distinct entity and, other than those of our subsidiaries that are guarantors of the Notes, have no obligation to pay amounts due pursuant to the Notes or to make any of their funds or other assets available for these payments. Although the indenture governing the Notes limits the ability of the restricted subsidiaries to enter into consensual restrictions on their ability to pay dividends and make other payments, these limitations have a number of significant qualifications and exceptions, including provisions contained in the indenture governing the Notes and the New Credit Facilities that restrict the ability of the restricted subsidiaries to make dividends and distributions or otherwise transfer any of their assets to the Issuer.
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
4.1
Eighth Supplemental Indenture, dated as of August 28, 2015, among Ancestry.com Inc., Ancestry.com LLC, Ancestry Ireland Health LLC, Ancestry International Health Unlimited Company, and Wells Fargo Bank, NA, as trustee

10.1
Credit and Guarantee Agreement dated as of August 28, 2015, among Ancestry.com LLC, Ancestry U.S. Holdings Inc., Ancestry.com Inc., the Subsidiary Guarantors parties thereto, the several lenders parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on August 31, 2015).

10.2†	Fourth Amended and Restated Ancelux Topco S.C.A. Equity Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Ancestry.com LLC

Dated: October 30, 2015	By:	/s/ Timothy Sullivan
Timothy Sullivan
President and Chief Executive Officer

Dated: October 30, 2015	By:	/s/ Howard Hochhauser
Howard Hochhauser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
4.1
Eighth Supplemental Indenture, dated as of August 28, 2015, among Ancestry.com Inc., Ancestry.com LLC, Ancestry Ireland Health LLC, Ancestry International Health Unlimited Company, and Wells Fargo Bank, NA, as trustee

10.1
Credit and Guarantee Agreement dated as of August 28, 2015, among Ancestry.com LLC, Ancestry U.S. Holdings Inc., Ancestry.com Inc., the Subsidiary Guarantors parties thereto, the several lenders parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on August 31, 2015).

10.2†	Fourth Amended and Restated Ancelux Topco S.C.A. Equity Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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