Form 10-K
period 2015-12-31
Ancestry.com LLC
filed 2016-02-19
CIK 1575319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of February 19, 2016, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by a sole member.
DOCUMENTS INCORPORATED BY REFERENCE
None

Ancestry.com LLC

PART I
Forward-Looking Statements
This Annual Report on Form 10-K (the “Annual Report”), including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements relating to future events and future performance. All statements other than those that are purely historical may be forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “continue,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other words that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Forward-looking statements in this Annual Report include statements about:

•	our future financial performance, including our revenues, cost of revenues and operating expenses, and our ability to sustain profitability and achieve long-term growth;

•	our ability to generate additional revenues on a cost-effective basis;

•	our ability to attract and retain customers;

•	the size of our total addressable market;

•	our high degree of leverage and our ability to service our debt;

•	our intention to make payments to our parent, including those related to the PIK Notes;

•	our ability or our parent’s ability to take on additional debt;

•	risks related to the “Notes” and to high yield debt securities generally;

•	the potential impact of debt covenant restrictions on our flexibility in operating our business;

•	our ability to monetize and to create a meaningful mobile experience for our customers;

•	our ability to develop new services or technologies that will appeal to our customers and drive growth in our business;

•	our competitive position;

•	our pricing and subscription package mix;

•	our ability to protect users’ data and privacy concerns and to comply with privacy and security standards and laws, including data related to our AncestryDNA and AncestryHealth services;

•	our ability to acquire content and make it available online;

•	our ability to attract and retain highly qualified personnel;

•	our continued investment in and expansion of our international operations, including our international expansion of AncestryDNA;

•	our ability to manage costs and control margins and trends;

•	the impact of current and potential legislation and regulatory changes on privacy, subscription renewal, DNA or other aspects of our business;

•	our liquidity and working capital requirements and the availability of cash and credit; and

•	the impact of claims or litigation.
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
As used herein, “Ancestry.com,” “we,” “our” and similar terms include Ancestry.com LLC and its wholly-owned subsidiaries, unless the context indicates otherwise.
Terminology
In this Annual Report, we use the terms core Ancestry websites, subscriber, customer, user and record.
Our operations consist primarily of our flagship site, www.ancestry.com, and its affiliated international websites including Ancestry.co.uk, Ancestry.com.au and Ancestry.ca, among others. We refer to these websites collectively as our core Ancestry websites. A subscriber is an individual who pays for renewable access or redeems a gift subscription to one of our core Ancestry websites. A customer is an individual who pays for any of our services, such as our AncestryDNA service, and includes subscribers. A user is a person who interacts with any of our websites or services and includes subscribers and customers.
We use the term “record” in different ways depending on the content source. When referring to the number of records in certain of our company-acquired content collections, such as a census record, we mean information about each specific person. For example, a draft card will typically be counted as one record, as will each line in a census, because each contains information about a specific individual. When referring to unstructured data, such as a newspaper, we define each page in those data sources as a record.
Item 1. Business
Overview
Ancestry.com is the world’s largest provider of family history and personal DNA testing services, harnessing the information found in family trees, historical records and genetics to help people gain a new level of understanding about their lives. We believe most people have a fundamental desire to understand who they are and from where they came. By leveraging the latest technology and science, we help people discover, preserve and share their family history.
Our core Ancestry websites have over 2.2 million paying subscribers around the world and an extensive collection of more than 17 billion historical records that we have digitized and indexed as of December 31, 2015. These digital records and documents, combined with our proprietary online search technologies and tools, enable our subscribers to research their family history, build their family trees, upload their own records and make meaningful discoveries about the lives of their ancestors. In 2015, approximately 1.5 billion records were attached to family trees. Subscription revenues from our core Ancestry websites accounted for approximately 78% of total revenues for the year ended December 31, 2015.
Our AncestryDNA service, with approximately 1.4 million DNA samples in its database as of December 31, 2015, enables customers to uncover their ethnic mix, discover distant cousins and identify shared common ancestors. AncestryDNA leverages its growing DNA database together with proprietary algorithms to help customers identify their unique family history.
We also offer other subscription-based and family history research services, such as Archives.com (“Archives”), Fold3.com (“Fold3”), Newspapers.com and AncestryProGenealogists, which extend and complement our core Ancestry websites. Subscriptions to Fold3 and Newspapers.com are often sold in conjunction with one of our core Ancestry website subscriptions.
Our services provide people with multiple paths to discovering their family history. We believe we provide ongoing value to our subscribers by regularly adding new historical content, by enhancing our services and platforms, by utilizing the latest technology and science and by enabling greater collaboration among our users.
In 2015, we delivered strong financial results and continued to position the company for long-term growth through execution of our business strategy. Our key business highlights during the year include the following:

•	total subscribers to our core Ancestry websites as of December 31, 2015 increased approximately 7% compared to December 31, 2014;

•	AncestryDNA sold approximately one million DNA kits for the year ended December 31, 2015, an increase of over 93% in comparison to the year ended December 31, 2014;

•	we completed our upgrade to the core Ancestry websites, a broad redesign that allow users to build family stories in a narrative format;

•
we launched new features to existing services including New Ancestor Discoveries—an experience using the latest genetic technology to discover new ancestors without the customer having to search records or build a family tree;

•	we added more than 1.7 billion records of content to our core Ancestry websites, including an extensive collection of probate and will records from across all 50 states; and

•	we introduced new services, such as our beta launch of Ancestry Health.
Business Strategy
Our goal is to remain the leading provider of family history and personal DNA testing. In pursuit of our goal, we will continue to focus on the following objectives:

•	Further enhance our services by investing in technology, content and user experiences;

•	Diversify and grow our revenue streams;

•	Continue to expand our services globally; and

•	Strengthen our premium brand.
We believe that our investments in the latest technologies and sciences and our investments in acquiring new and relevant historical content, including the growth and promotion of user-generated content, enhance our services and make family history research easier, more enjoyable and more accessible. We also believe that our ongoing efforts to invest and grow our AncestryDNA service as well as our other subscription-based and family history research services are diversifying our revenue streams and providing additional growth opportunities for our business. We seek to do that, in part, by cross-promoting our services or up-selling premium services to our current customers. In addition, we expect to expand globally by growing our existing brands and service lines into new international markets. Furthermore, we believe that these efforts as well as our continued investments in television media and consumer marketing will allow us to strengthen our premium brand, increase awareness of the family history category and enhance our ability to acquire new customers.
Our Services
We offer a wide array of family history services that enable people to uncover their family history in a personalized way, ranging from searching family history records on our subscription-based websites to helping people discover their detailed genetic ethnicity through advanced DNA testing services. In addition to offering each of our services individually, our premium services may include a bundled offering of multiple service lines, such as our all-access subscription, which includes a subscription to a core Ancestry website, Fold3, a Newspapers.com basic subscription and Ancestry Academy.
Core Ancestry Websites. Our core Ancestry websites consist of our flagship site, www.ancestry.com, and its affiliated international websites including Ancestry.co.uk, Ancestry.com.au and Ancestry.ca, among others. Each core Ancestry website offers various subscription packages to access collections of digitized historical records and user-generated content, including family trees. Subscribers can efficiently search through our extensive and growing collection of global and specialized records, attach relevant records to individuals in their family trees and build a narrative of their family history that can be shared with family members and other members of the subscriber network. Using proprietary algorithms, Ancestry also offers hints to subscribers to enhance their discovery of new records and family connections. Ancestry's content covers a wide range of historical and cultural subject areas, including birth, marriage and death records, census records, immigration documents, photographs, maps, military records, personal narratives and newspapers.
AncestryDNA. AncestryDNA is an advanced DNA testing service that helps people discover their ethnic origins and find family connections. AncestryDNA identifies potential ancestors to add to a customer's family tree and connects customers whose DNA suggests they have common ancestors. Customers, who also have a subscription to a core Ancestry website, are then able to view additional content associated with these DNA matches, which further enables new discoveries and collaboration between members. As our DNA database grows, our ability to provide improved ethnicity results to our customers also increases. Additionally, we continue to provide our customers with new hints and content regarding these potential DNA matches as our DNA database grows.

Archives. Archives is a family history website that makes discovering family history simple and affordable. Archives offers a differentiated service to a complementary segment of the family history market and access to approximately 4.3 billion historical records, including birth records, obituaries, immigration and passenger lists, historical newspapers and U.S. and U.K. censuses.
Fold3. Fold3 is our website specializing in military records, including the stories, photos and personal documents of the men and women who served. Users are able to discover and share these records and, combined with their own documents, create an online memorial for someone who served.
Newspapers.com. Newspapers.com is our website specializing in historical newspaper records with over 120 million pages of historical newspapers from across the United States and beyond. Newspapers.com collaborates with various newspaper publishers and archives worldwide to obtain new content, including a collaboration with Gannett Co., Inc. to digitize more than 80 daily U.S. newspapers. Newspapers provide a unique view of the past and help users understand and connect with the people, events and attitudes of an earlier time.
AncestryProGenealogists. AncestryProGenealogists is our provider of professional family history services that offers customers dedicated, personal support for their family history research. These services range from record searches to the preparation of comprehensive family histories. Clients typically pay a per-hour rate for these services. In addition, AncestryProGenealogists conducts family history research that supports Ancestry’s marketing and public relations initiatives.
Find A Grave. Find A Grave is a free website for finding and researching the final resting places of famous individuals, family members and friends. The Find A Grave website provides a significant collection of burial information and images with more than 141 million grave records and 122 million photos.
Ancestry Academy. Ancestry Academy is a new educational resource that offers high-quality video instruction from family history and genealogy experts. Ancestry Academy covers a wide range of topics of interest in family history research, including Native American ancestry, online US census research and DNA testing.
AncestryHealth. AncestryHealth is a free beta website that we launched during 2015 that helps users trace medical conditions along family lines and gain insights to their health. We are in the early stages of investing in AncestryHealth and expect to invest in additional health initiatives in 2016.
Marketing and Advertising
Our marketing efforts are focused on three primary goals: promoting our brand and acquiring new customers; retaining existing customers; and winning back former customers.
Brand Marketing and Customer Acquisition. We pursue a multi-channel marketing and customer acquisition program that includes television and sponsorship advertising, paid and organic search marketing, online display advertising, content marketing, promotions and affiliate programs. Through our advertising, we seek to increase brand and category awareness while attracting new customers. We actively manage our media mix with a goal of maximizing the efficiency of our marketing investment while effectively driving new customer growth. We focus on improving conversion through all stages of the acquisition process, from contemplation of visiting one of our sites to purchasing a service. As part of this process, we continuously test and optimize messaging flows, pricing and packaging. Once an individual is in our contact database, we engage them through on-going targeted communications and offers.
Retention Marketing. Our retention marketing is focused on establishing and maintaining long-term relationships with our customers through personalized direct marketing, including on-site and off-site messaging and email and through our customer support. We seek to increase engagement and maximize retention by delivering a superior customer experience and demonstrating ongoing value. We also cross promote additional services or up-sell premium services, such as our all-access package, to our current customers in order to increase our revenue per customer. We monitor subscription package and duration mix on our various websites, payment processing, cancellation reasons, customer engagement and overall customer satisfaction.
Win-Back Marketing. We attract, or “win back,” a significant number of lapsed or former customers who return to their family history research after a period of inactivity. We seek to win back these customers through personalized direct marketing, on-site and off-site messaging, targeted offers and compelling features like record hinting on new and existing content collections and matches to other users’ family trees. We also may market a different service offering from what was originally purchased, such as AncestryDNA to a former subscriber, to reignite their interest in family history.

Technology
We have applied substantial resources to develop and maintain proprietary technologies designed to provide a rewarding experience and compelling value proposition to our customers. For example, in 2015, we completed a broad redesign of our core Ancestry websites to provide subscribers the features and tools to better build their family stories in a narrative format that is more engaging and easier to share with family and friends. We believe our investments in these areas provide us with a competitive advantage, and we intend to continue developing and enhancing these proprietary technologies. Total technology and development expenses were $97.1 million, $94.2 million and $85.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Search. Historical documents can be difficult to search effectively using general search engines because of variations in names, changes in geographic boundaries and other factors. Our proprietary search engine provides an innovative, technology-driven solution to the challenges created by the inherent difficulty of searching historical content. Our search solution focuses on structured and semi-structured records in addition to free text search, automatically corrects for incomplete information and incorporates name, date and location proximity algorithms to make searching easier for our subscribers.
Hints. Our proprietary record hinting technology performs an algorithmic analysis of users’ family trees and then suggests new records to help subscribers discover more information about their ancestors. We believe that these personalized hints can accelerate our subscribers’ research, thereby making them more successful and their experience more rewarding. In 2015, approximately 1.2 billion hints were accepted by our subscribers. We plan to continue to make improvements to our hinting functionality to help make discoveries even easier.
DNA. Our AncestryDNA service uses a microarray-based autosomal DNA test, which surveys a person’s entire genome at over 700,000 regions of their genetic code using DNA extracted from a saliva sample. We then leverage proprietary algorithms and DNA reference samples from around the world to estimate a user’s ethnic origins. Our DNA technology also identifies potential ancestors and enables users to connect with groups of other users with whom they share DNA and with whom they share a common ancestor in their family tree.
Mobile. We continue to invest in mobile technology and believe our mobile apps and mobile web experience are well-suited to provide a simple and convenient way for new users to get started in family history and to provide greater accessibility to existing customers. We recently enhanced our mobile web experience with improved responsive design capabilities as part of the upgrade of our core Ancestry websites. Our mobile Ancestry apps for both iOS and Android have been downloaded more than 13 million times and offer a near-complete Ancestry experience, including the ability to create family trees, access their existing family trees, receive and evaluate hints, search for records, upload photos and collaborate with other members of our community.
Big Tree. We refer to our ability to aggregate records and calculate relationship paths to other users and potential ancestors as the Big Tree. Through this technology, we have stitched together 8 billion profiles from over 78 million family trees from our core Ancestry websites. The Big Tree enables us to more quickly onboard customers into a subscription and make improvements to our search results and hints provided to these subscribers.
Content Process and Technologies
We believe the foundation of our services is our extensive content offering. In 2015, we added more than 1.7 billion records to our core Ancestry websites' content collections, including over 150 million images of U.S. probate and will records from across all 50 states, 200 million Mexican Civil Registration records and 70 million German records. In addition, our DNA database has approximately 1.4 million samples as of December 31, 2015. Our vast family tree and DNA data not only allow us to better hint new content discoveries to our customers but also has created a database resource for private third-party research. We regularly add new content so that our customers are able to continue making new discoveries in their family history research. We acquire content primarily through the following methods:
Institutional Content. Institutional content represents content that we have acquired, digitized and/or indexed, including content we have acquired through business acquisitions.  These records include birth, marriage and death records, census records, immigration documents, maps, military records, newspapers, among others.

•
Acquisition. We acquire the rights to historical records from national, state and local government archives, historical societies, religious institutions and private collectors of historical content around the world. We have built long-term relationships with these content partners, such as the United States National Archives and Records Administration, The National Archives of the United Kingdom and FamilySearch. We seek to maintain and extend our existing strategic relationships with these partners and to find new sources of unique family history content throughout the world. We believe our content collections and relationships provide us with a competitive advantage. We plan to continue to acquire new content and build new relationships on an ongoing basis to offer our users additional historical records for their research. We own most of the images in our databases though we generally do not own the underlying original historical documents.

•
Digitization. Working with historical documents is challenging because many source documents are handwritten or damaged, and many microfilm images are of poor quality. We have developed proprietary technologies and processes that have allowed us to efficiently handle and digitize hundreds of millions of documents that vary significantly in format and quality. We digitize content in our headquarters in Provo, Utah and in multiple locations around the world.

•
Indexing. We have invested significant resources in creating indexes of records to make our content collection accessible and searchable for our subscribers. We outsource a significant portion of our indexing projects to vendors that create these indexes from handwritten documents. We generally own the indexes that our vendors create. We have also developed proprietary algorithmic technologies that allow us to efficiently create fielded and searchable indexes for printed record sources, such as directories and electoral rolls.

User-Generated Content. Our users are a meaningful source of content, principally by creating family trees through their research. As of December 31, 2015, we have more than 78 million family trees containing more than 8 billion profiles on our core Ancestry websites. Additionally, our Find-A-Grave website has more than 141 million grave records and 122 million photos that were contributed to the site by users. Individuals often have significant family records, photographs and stories that are of interest to others with common family history. Uploading these records not only preserves them from damage or destruction, but also makes them sharable and accessible globally to other subscribers. The publicly-shared family trees on our website can offer many subscribers a head start in their family history research. As of December 31, 2015, users with publicly-shared family trees have uploaded over 176 million pieces of content, such as photographs, written stories and scanned documents to our core Ancestry websites.
DNA Content. Our growing DNA database forms a genetic network that is expanding rapidly and can be leveraged to provide deeper insights. Our DNA network, in combination with our 78 million family trees, allows users to receive content hints regarding distant living cousins and potential ancestors. As our DNA database grows, our ability to provide customers with additional family history discoveries also increases. In addition, our DNA database is a resource for private third-party research.
Other Content Sources. We also scan, or crawl, searchable external online resources for additional content that is then made accessible on our websites. Crawling content in this manner allows our core Ancestry websites to function as a genealogical search engine, providing users access to a broader range of family history content on the web with the functionality of our core Ancestry websites’ proprietary tools and features. The source of the crawled content is attributed to the third parties from which the content is derived and can provide a valuable source of traffic to the websites of small archives, libraries, and family history societies around the world.
We also produce instructional videos on various topics of interest in family history research. In addition, we have created narratives around historical events, such as the Revolutionary War or the Irish potato famine, to help our customers discover the stories behind their family trees.
Operations
Substantially all of our communications, network and computer hardware used to operate our websites are co-located in a third-party facility in Salt Lake City, Utah. We also store certain data in a third-party facility in Ireland. In addition, we utilize a combination of third-party, Internet-based or “cloud” computing services and off-site backup services in connection with our business operations and our disaster recovery systems. We have designed our websites to be highly available, secure and cost-effective using a variety of proprietary software, third-party services and freely available and commercially supported tools. We can scale to accommodate increasing numbers of users by adding relatively inexpensive industry-standard hardware. We use encryption technologies and certificates for secure transmission of personal information between users and our websites, and we employ additional security controls in regards to DNA and personal identifiable information. Maintaining the integrity and security of our websites and data is critical, and we have a dedicated security team that drives compliance with data security standards.

For further discussion refer to the following risk factors within Item 1A. Risk Factors – Risks Related to Our Business:

•
Cyber-attacks, continued service outages or significant disruptions in service on our websites or in our computer systems, which are currently hosted primarily by a single third party, could damage our reputation and result in a loss of customers, which would harm our business and operating results; and

•
Our possession and use of personal information presents risks that could harm our business. Unauthorized disclosure or use of such data, whether through breach of our network security or otherwise, could expose us to significant liability and damage our reputation.

Competition
We face competition from a variety of sources including profit and non-profit entities, government agencies, genealogical societies and DNA testing providers. We expect our competition to grow primarily through the emergence of new participants in our existing markets. We generally compete on the basis of content, technology, ease of use, brand recognition, quality and breadth of our products, service and support, price, genotype database size and the number of network users with whom other users can collaborate. Many external factors, including the cost of marketing, third-party services, content acquisition, technology, regulatory requirements and approval and our current and future competitors’ pricing and marketing strategies, can significantly affect our competitive strategies, including pricing. We believe that we compete favorably with respect to these factors, and that none of our competitors offers as broad an array of services or as compelling a value proposition to consumers interested in online or genetic family history research.
Our competitors may have greater resources, more well-established brand recognition or more sophisticated technologies, such as search algorithms or DNA or health technologies, than we do. Additionally, our competitors may more easily provide products and services in domestic and international markets or offer new categories of content, products or services before we do, or at lower prices, which may give them a competitive advantage in attracting customers. The markets for Internet-based services, health information, and genetic services evolve at a very rapid pace, and our competitors may offer products and services that are superior to any of our products and services or may release new products and services sooner than we can. In addition to competition from outside sources, certain of our services may compete with our core Ancestry websites for subscribers.
For further discussion refer to Item 1A. “Risk Factors – Risks Related to Our Business – We face competition from a number of different sources, some of which offer products or services at lower prices than we do, and our failure to compete effectively could materially impact our revenues, results of operations and financial condition.”
Intellectual Property
We regard protection of our intellectual property, including content, as an important factor to our success. To protect our proprietary content and intellectual property, we rely on trademark, copyright, patent and trade secret protection laws and on contractual agreements with third parties. We rely primarily on trade secret and similar intellectual property laws to protect our search technology, software products and digitization and indexing processes. In the United States, we currently have several patents issued, including for digitization, indexing, storage, correlation, display of content and related to our AncestryDNA service, and we have additional patents pending. We own numerous trademark registrations for the trademarks for our services in the U.S. and internationally. Some of our trademarks contain words or terms having an arguably common usage and, as a result, may not be protectable under applicable law. Because of this concern, we have elected not to file applications with respect to certain of our trademarks, and some of our trademarks for which we have filed applications have encountered and may encounter obstacles.
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
For further discussion refer to Item 1A. “Risk Factors – Risks Related to Intellectual Property.”
Employees
At December 31, 2015, we had 1,342 employees of whom 1,176 were employed full-time. None of our employees is covered by a collective bargaining agreement, except to the extent required by the laws of certain foreign jurisdictions. We have not experienced employment-related work stoppages, and we consider our employee relations to be good.

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
All of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports are available on the SEC’s website at www.sec.gov.
Ancestry.com LLC is a holding company, and substantially all of our operations are conducted by wholly-owned subsidiaries. Ancestry.com LLC is a limited liability company organized in 2012 under the laws of Delaware. Our primary operating subsidiary, Ancestry.com Operations Inc., was originally incorporated in Utah in 1983 and reincorporated in Delaware in 1998.

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
We generate a large majority of our revenues from subscriptions to our services, and we expect that we will continue to depend upon subscription revenues as the primary source of our revenues in the foreseeable future. We must continue to retain existing and to attract new subscribers both to grow our business and to replace subscribers who choose to cancel their subscriptions. We seek to do this in part by investing in product platforms, services and technologies, such as AncestryDNA, Newspapers.com, and mobile, and by expanding to new markets and by offering new services, such as AncestryHealth. If consumers do not perceive our services to be reliable, valuable and of high quality, if we fail to sufficiently invest in our product platform, if we fail to regularly introduce new and improved services and more content, if we introduce new services that are not favorably received by the market, if we fail to adequately address public concern regarding privacy and data security, if consumer interest in online family history services declines, or if we find that we have already engaged as subscribers substantially all of the total addressable market for family history services, we may not be able to retain existing or to attract new subscribers and our revenues could be materially adversely affected. Subscribers choose to cancel their subscriptions for many personal reasons, including a desire to reduce discretionary spending, a perception that they do not have sufficient time to use the service or otherwise do not use the service sufficiently or customer service issues are not satisfactorily resolved.
The relative service levels, pricing and related features of competitors to our services, and the size of the family history market are some additional factors that may adversely impact our ability to retain existing subscribers and to attract new subscribers. Some of our current competitors provide genealogical records free of charge. Some governments or private organizations may make historical records available online at no cost to consumers, and some commercial entities could choose to make such records available on an advertising-supported basis rather than a subscription basis. In addition to competition from outside services, certain of our services may compete with our core Ancestry websites for subscribers. If consumers are able to satisfy their family history research needs at no or lower cost, they may not perceive value in our higher priced services. Further, our number of subscribers may decrease as a result of a full penetration of the total addressable market for, or a declining interest in, family history research.
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
While we have experienced growth in the past, our business may not grow or may contract in the future. Additionally, a large portion of our revenue growth in 2015 was driven by our AncestryDNA service. The rapid growth of our AncestryDNA service may not continue and may even decline. As such, you should not rely on the growth of any prior year or other period as an indication of our future performance. If our business does not grow while we continue to devote substantial resources and funds to improving our existing or to developing new technologies and service offerings, to continue acquiring new and relevant content and also to expanding awareness of our brand and category through marketing, our margins in the near term may be reduced. In addition, if growth of lower margin services, such as our AncestryDNA service, outpace growth of higher margin services, such as our subscription services, key financial metrics including adjusted EBITDA may slow or decline. If our growth rates were to decline or become negative, it could materially adversely affect our financial condition and results of operations.

Our business strategy and projections rely on a number of assumptions, some or all of which may be incorrect. For example, it is difficult to predict the acceptance by the market of our services. Also, we believe that consumers will be willing to pay for subscriptions to our online family history resources, notwithstanding the fact that some of our current and future competitors may provide such resources free of charge. We cannot accurately predict whether our services will achieve significant acceptance by potential users in larger numbers than at present as we may have already engaged substantially all of the total addressable market for family history research. You should, therefore, not rely on our historic growth rates as an indication of future growth.
An increasing number of our users are engaging with our services utilizing mobile devices. If we are unable to provide our mobile users with the same important functionality available on our websites or are unable to adapt our mobile services to technological changes and user expectations, we may not remain competitive, and our business may decline.
An increasing number of our users are engaging with our services utilizing mobile devices. Despite our efforts to date, we have not been able to meaningfully monetize users of our mobile apps and mobile website, and we may not be able to monetize the engagement of our mobile users in the future. Our mobile web experience may not be fully optimized or may be more difficult to use than our website. Additionally, our mobile apps do not contain the full functionality of our web experiences and may not be as compelling to users. As new devices and platforms are released and mobile technology changes, we may encounter difficulties in adapting our mobile experience. If our mobile app or mobile web experience is slow, subject to intermittent failures, difficult to use or does not contain the same important functionality available on our website, it may not meet the user’s expectations and as a result could damage our reputation, prevent us from retaining existing or acquiring new customers and may have a material adverse effect on our business and results of operations.
Services or technologies we invest in or develop could be costly, may not be well received by the market and may not ultimately drive growth in our business.
As part of our business strategy, we have made and will continue to make significant investments in the development or acquisition of new services and technologies, such as our planned investment in AncestryHealth in 2016. There is no assurance that new services or technologies will positively contribute to our results of operations in the future. Our existing customers may not be attracted to or may react negatively to the services that we offer as a result of these investments. These services or businesses may not succeed in enticing new customers or may face regulatory obstacles. Acquiring or launching new services and technologies may demand a disproportionate amount of management’s attention and distract them from their focus on our existing offerings. If acquisitions, new businesses, new services, or major service feature releases, are unsuccessful or cause negative reactions with our existing customers, our brand and reputation, our results of operations, financial condition and key metrics, such as net subscriber additions, may be materially adversely affected. We may not be successful in addressing these risks or any other problems encountered in connection with our investments.
The technologies that we use in our business are rapidly changing. To remain competitive, we must continue to provide relevant content, invest in robust technologies and sciences and enhance and improve the functionality and features of our services. For example, we recently made significant improvements to our core Ancestry websites. Existing subscribers that have become accustomed to the prior experience on our website may not agree that the changes are improvements and may prefer the prior experience and as such, may cancel their subscription. However, if we fail to improve our services and technologies in step with the evolution of technology, or if competitors introduce new solutions embodying new technologies, our existing services may become obsolete. Our future success will depend on, among other things, our ability to:

•	anticipate demand for new services;

•	enhance our existing solutions, systems capacity and processing speed; and

•	respond to technological advances on a cost-effective and timely basis.
Developing or acquiring the technologies for our services entails significant technical and business risks. We may use new or acquired technologies ineffectively, or we may fail to adapt our services to the demands of our customers. If we face material delays in introducing new or enhanced technology, our subscribers may forego the use of our services in favor of those of our competitors.

Our operating results fluctuate from period to period and may not immediately reflect downturns or upturns in certain financial and operational metrics, which could make our operating results difficult to predict and affect future operating results.
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
We recognize revenues from subscribers ratably over the term of their subscriptions. Since the majority of our subscription durations have historically been greater than six months, a large portion of our revenues for each quarter has reflected deferred revenues from subscriptions entered into during previous quarters. Sales from our DNA testing services are recognized as revenues when the DNA results are delivered, which is contingent upon when a customer submits his or her DNA sample to us. Historically, most of our customers have returned their DNA samples within six months of the order date. Consequently, a decline in amounts billed to customers in any one quarter will not necessarily be fully reflected in revenues in that quarter but will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns or upturns in amounts billed to customers or market acceptance of our service, or changes in cancellation rates, may not fully impact our results of operations until future periods.
We continuously attempt to attract customers through marketing. If our marketing efforts do not attract additional customers on a cost-effective basis, or if we are unable to manage our marketing and advertising expenses, it could materially harm our results of operations.
Our future profitability, as well as the maintenance and enhancement of our brands, will depend in large part on the effectiveness and efficiency of our marketing and advertising expenditures, which are significant. We use a diverse mix of marketing and advertising programs to promote our services, and we periodically adjust our mix of these programs. Significant increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expense or cause us to choose less effective marketing and advertising channels. We have experienced price increases in some of our marketing and advertising channels. Television advertising comprises a large percentage of our marketing and advertising expense, which may have significantly higher costs than other channels and which could materially adversely affect our profitability. Further, we may over time become disproportionately reliant on one channel or partner, which could increase our operating expenses.
If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace existing marketing and advertising channels with similarly effective channels, our marketing and advertising expenses could increase substantially, our revenues could be affected adversely, and our business, financial condition and results of operations may suffer. In addition, we may be required to incur significantly higher marketing and advertising expenses than we currently anticipate if we are unable to acquire customers through cost-effective channels or for other reasons. Our expanded marketing efforts may increase our customer acquisition cost, as additional expenses may not result in sufficient growth in customers to offset cost, which would have an adverse effect on our business, financial condition and results of operations.
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
We face competition in our business from a variety of organizations, some of which provide products or services at lower prices than we do, including for free. Many external factors, including the cost of marketing, third-party services, content acquisition, technology, regulatory requirements and approval and our current and future competitors’ pricing and marketing strategies can significantly affect our competitive strategies, including pricing. If we fail to meet our customers' expectations, we could fail to retain existing or attract new customers either of which could harm our business and results of operations.

Our core Ancestry websites and our other services face competition from:

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

We expect our competition to grow primarily through the emergence of new participants in our existing markets. We will also face competitors, and potentially greater competition, in new markets that we have entered or will enter into in the future, such as the competition we face in our AncestryDNA and AncestryHealth businesses. Our current and future competitors may include other Internet-based businesses, genetic companies or health service providers, governments, religious organizations, not-for-profit entities and other entities. The markets for high technology services, health information and genetic services evolve at a very rapid pace, and our competitors may offer content, products and services that are superior to any of our content, products and services or may release new content, products and services sooner than we can. In addition, Internet business models are constantly changing. The online family history market could move to an advertising-supported model to the detriment of our subscription-based model, or the consumer genetic testing market could move to a research-supported model. Our competitors may have greater resources, more well-established brand recognition or more sophisticated technologies, such as search algorithms or DNA or health technologies, than we do. Our competitors may more easily provide products and services in domestic and international markets or offer new categories of services before we do, or at lower prices, which may give them a competitive advantage in attracting customers. In addition to competition from outside sources, certain of our services may compete with our core Ancestry websites for subscribers.
To compete effectively, we may need to expend significant resources on content acquisition, technology or marketing and advertising, or lower the prices we charge to customers, which could reduce our margins and have a material adverse effect on our business, financial condition and results of operations. If we do not compete effectively, our ability to retain and expand our customer base and our revenues, results of operations and financial condition could be materially adversely affected.
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
In addition, if regulators or third-party businesses imposed new requirements regarding charging our subscribers recurring subscription fees and how we market to our customers, such new regulations or requirements could materially adversely affect our revenues, financial condition and results of operations.

Our possession and use of personal information presents risks that could harm our business. Unauthorized disclosure or use of such data, whether through breach of our network security or otherwise, could expose us to significant liability and damage our reputation.
Maintaining the security of our information technology and network systems infrastructure, including the cloud computing services that we use, is of critical importance because we handle confidential customer, user, employee and other sensitive data, such as names, addresses, credit card numbers and genetic and other personal information. In addition, our online systems include the content that our users upload onto our websites, such as family records and photos. This content is often personally meaningful, and our users may rely on our online system to store digital copies of such content. If we were to lose such content, if our users’ private content were to become publicly available, if third parties were able to gain unauthorized access to such content or if we were to disclose data about our members in a manner that was objectionable to them, we may face liability and harm to our brand and reputation.
We and our vendors use commercially available encryption technology to transmit personal information when taking orders. We use security and business controls to limit access and use of personal information, including our users’ uploaded content. However, third parties may be able to circumvent these security and business measures, including by developing and deploying viruses, worms and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks. In addition, employee error, vendor error, malfeasance or other errors in the storage, use or transmission of personal information could result in data loss, theft of subscriber information or a breach of user or employee privacy.
There can be no assurances that we will be able to continue to operate our facilities and customer service and sales operations in accordance with industry practices, such as Payment Card Industry Data Security Standards. Even if we remain compliant with those standards, we may not be able to prevent security breaches involving customer data. If we experience a security breach or other lapse in the handling of confidential information, the incident could give rise to risks including data loss, litigation and liability, and could harm our reputation or disrupt our operations, any of which could materially adversely affect our business. In addition, various states and countries have differing laws regarding protection of customer privacy and confidential information, including notification requirements in the event of certain breaches or losses of information. Privacy laws continue to become more far-reaching, particularly in Europe, and consumer privacy has also become an area of enhanced focus in the United States. The impact of expanded laws and regulatory action is still uncertain, and we may be required to adapt quickly to changes in the regulatory landscape. Efforts to comply with these laws and regulations increase our costs of doing business, and failure to achieve compliance could result in substantial liability to our business and harm our reputation. In the event of a security breach or loss of confidential information, we could be subject to fines, penalties, damages and other remedies under applicable laws, any of which could have a material adverse impact on our reputation, business, operating results and financial condition.
If third parties improperly obtain and use the personal information of our users or employees, we may be required to expend significant resources in efforts to address these problems. A major breach of our network security and systems, including the cloud computing services that we use, could have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced demand for our services, an unwillingness of customers to provide us with their credit card or payment information, an unwillingness of users to upload family records or photos onto our websites, an unwillingness for customers to allow us to analyze their DNA or health information, harm to our reputation and brand and loss of our ability to accept and process customer credit card orders. Similarly, if a well-publicized breach of data security at any other major consumer website were to occur, there could be a general public loss of confidence in the use of the Internet for commercial transactions. Any of these events could have material adverse effects on our business, financial condition and results of operations. In addition, we may have inadequate insurance coverage to compensate for any related losses.

Privacy concerns could require us to incur significant expense and modify our operations or future plans in a manner that could result in restrictions and prohibitions on our use of certain information, and therefore harm our business, regardless of whether our activities violate any law or regulation.
As part of our business, we make biographical and historical data available through our websites, we use users’ personal data for internal purposes and we host websites and message boards, among other things, that contain content supplied by third parties. In addition, we collect biological information in the form of DNA samples in connection with our AncestryDNA service and other health information in connection with our Ancestryhealth service. The foregoing data and information are also used for research purposes. For privacy or security reasons, privacy groups, governmental agencies and individuals may seek to restrict or prevent our use, sale, license or publication of certain biological or historical information pertaining to individuals, particularly living persons. Even if our use of information does not violate any law or regulation, privacy groups may seek to harm our reputation and customer relationships by questioning our use of personal data. Because all of our genetic testing of DNA samples is outsourced to third-party service providers, we have less control over privacy and security measures. If our third-party DNA testing or research providers fail to comply with privacy and security standards, as required pursuant to the terms of our agreements with such providers, this could have a material adverse effect on our business, financial condition and results of operations.
We also face additional privacy issues as we expand into other international markets, as many nations have privacy protection laws more stringent than those in the United States, particularly in Europe where privacy laws continue to become more expansive. For example, in October 2015, the Court of Justice for the European Union and the Article 29 Working Group recently declared the U.S. Safe Harbor Agreement under the Data Protective Directive from the European Union as invalid. The European Commission and the United States recently announced an agreement on a new framework for transferring personal data from the European Union to the United States, but the language of the “EU-US Privacy Shield” has not been publicly disclosed and thus uncertainty remains around such transfers. The protection of consumer privacy has also increasingly become a focus of U.S. regulators, and the impact of recent and potential future enhanced privacy protections in the United States is uncertain. For example, we recently received an initial inquiry from the Office of the Attorney General of the State of New York requesting information regarding AncestryDNA's privacy policies and procedures. We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Increased domestic or international regulation of data utilization and distribution practices, including self-regulation, could require us to modify our operations and incur significant expense, which could have a material adverse effect on our business, financial condition and results of operations. If our users’ private content were to become publicly available or, if third parties were able to gain unauthorized access to such content, in particular the DNA testing information, we may face liability and harm to our brand and reputation.
If our reputation or brand were to be harmed, we could lose customers or fail to increase our number of customers, which could have a material adverse effect on our revenues, results of operations and financial condition.
We believe that maintaining and enhancing our Ancestry brand and other brands is critical to our success. We plan to continue to promote our brands, both domestically and internationally, but there is no guarantee that our selected strategies will maintain or increase the favorable recognition of our brands. Some of our existing and potential competitors, including search engines, media companies and government and religious institutions have well-established brands with greater brand recognition than we have.
Additionally, from time to time, our customers express dissatisfaction with our service, including, among other things, dissatisfaction with our auto-renewal and other billing policies, our handling of personal data, even if such handling is compliant with all existing laws and regulations, and the way our services operate. To the extent that dissatisfaction with our service or our handling of personal data is widespread or not adequately addressed, our brand may be adversely impacted. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain customers may be adversely affected. Many individuals are passionate about family history research and participate in blogs and social media on this topic both on our websites and elsewhere. If actions we take or changes we make to our services or performance, such as redesigning our website, upset these individuals, their blogging and contributions to social media could negatively affect our brand and reputation, which could have a material adverse effect on our revenues, results of operations and financial condition.

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
While we own or license most of the images in our databases, we generally do not own the underlying historical documents. If owners of content have sold or licensed the rights to digitize that content, even on a non-exclusive basis, they may elect not to sell or license it for digitization purposes to any other person. Therefore, if one of our competitors acquires rights to digitize a set of content, even on a non-exclusive basis, we may be unable to acquire rights to digitize that content. Conversely, the owners of historical records may allow more than one party to digitize those records and our competitors may digitize and make available the same content that we offer. In some cases, acquisition of content involves competitive bidding, and we may choose not to bid or may not successfully bid to acquire content rights. In addition, a number of governmental bodies and other organizations are interested in making historical content available for free and owners of historical records may license or sell their records to such governmental bodies and organizations in addition to or instead of licensing or selling their content to us. Our inability to offer certain vital records or other valuable content as part of our family history research databases or the widespread availability of such content elsewhere at lower cost or for free could result in our subscription services becoming less valuable to consumers, which could have a material adverse impact on our number of subscribers, and therefore on our business, financial condition and results of operations.
We depend in part upon third-party licenses for some of our historical content, and a loss of these licenses, or disputes regarding any royalties or other terms under these licenses, could adversely affect our ability to retain and expand our subscriber base, and therefore could materially affect our revenues, financial condition and results of operations.
We acquire a portion of our content pursuant to ongoing license agreements. Some of these agreements have finite terms, and we may not be able to renew the agreements on terms that are advantageous to us or at all. For example, we license content from The National Archives of the United Kingdom and FamilySearch under several license agreements that generally have ten-year terms, with varying automatic extension periods. The agreements are generally terminable by either party for breach by the other party or upon our insolvency or bankruptcy. Some of these agreements also contain change in control provisions that may permit the party to terminate these licenses.
If a current or future license for a significant content collection were to be terminated or there were disputes regarding any royalties or other terms under these licenses, we may not be able to obtain a new license on terms advantageous to us or at all, and we could be required to remove the relevant content from our websites, either immediately or after some period of time. If a content provider were to license or sell us content in violation of that content provider’s agreements with other parties or if we misused any of the licensed content, we could be required to remove that content from our websites and potentially face liability. If we were required to remove a material amount of content from our websites, as a result of the termination of one or more licenses or otherwise, it could adversely affect our business and results of operations. Some of these license agreements restrict the manner in which we use the applicable content, which could limit our ability to leverage that content for new uses as we expand our business.

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
To execute our business plan, we must attract and retain highly-qualified personnel. Competition for these employees is intense, particularly for skilled engineers, and we may not be successful in attracting and retaining qualified personnel. We have experienced and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in high-technology industries, job candidates often consider the value of the stock-based awards they may receive in connection with their employment and may be concerned about the value and liquidity of the stock-based awards we offer. When adding staff, we may not make optimal hiring decisions or may not integrate personnel effectively. Additions to personnel may increase our cost base, which could make it more difficult to decrease expenses in the short term. If we fail to attract and effectively integrate new personnel, or fail to retain and motivate our current personnel, our business and future prospects could be materially adversely affected.
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
We use a single-source laboratory for our DNA testing and a single-source manufacturer for producing our DNA kits. If testing or production is delayed or curtailed by such sources, we may not be able to meet our customers’ expectations with respect to timing, quality and price. In addition, our AncestryDNA business has grown rapidly. If such growth were to continue, our single-source providers may not have the capacity to meet our demands. Even if we were able to locate alternative laboratories or manufacturing facilities, qualification of an alternative supplier, obtaining the appropriate technology and establishment of reliable services could result in delays and a possible loss of sales, which could materially harm our operating results. We may also be unable to locate an alternative supplier that can provide the necessary services and technology at comparable prices, which could result in an increase in the cost of our DNA services.
Reliance on single-source suppliers subjects us to a risk of delays, as well as a risk of increased cost and/or reduced quality of our DNA services. In addition, faulty analyses from our DNA testing provider could harm our reputation and may adversely affect our future DNA revenues and the success of our DNA testing services.

We currently outsource some of our customer service, development activities and DNA testing services to third parties, which exposes us to significant risks if these parties fail to perform under our agreements with them.
Because we currently outsource some of our customer service, development activities and DNA testing services to third parties, we have less control over the work produced by these providers than over our own employees. If customer service or DNA testing personnel fail to perform in accordance with the terms of our agreements, we may fail to meet customer expectations. If third-party developers fail to adequately protect or transfer our intellectual property rights in our services, our intellectual property portfolio could be damaged. These outcomes could result in negative publicity, damage our reputation and brands and have a material adverse effect on our business and results of operations.
Cyber-attacks, continued service outages or significant disruptions in service on our websites or in our computer systems, which are currently hosted primarily by a single third party, could damage our reputation and result in a loss of customers, which would harm our business and operating results.
Our brand, reputation and ability to attract, retain and serve our customers depend upon the reliable performance of our websites, network infrastructure, content delivery processes and payment systems. We have experienced interruptions in these systems in the past, including server failures and electronic attacks that temporarily slowed down our websites’ performance and users’ access to content, or made our websites inaccessible, and we may experience network security breaches or other interruptions in the future. We have experienced “distributed-denial-of-service” and other attacks in the past that have caused our systems to respond slowly or be inaccessible. Our efforts to fix these disruptions may redirect resources from development or other business initiatives and may not result in lasting benefits. Rapid advances in technology may prevent us from anticipating all potential security threats or promptly identifying all security breaches, and the limits and costs of technology, skills and manpower could prevent us from adequately addressing these threats. Interruptions in these systems, whether due to system failures, computer viruses, worms, malicious software programs or physical or electronic attacks or break-ins, could affect the security or availability of our websites and prevent our subscribers from accessing our data and using our services. Problems with the reliability or security of our systems may cause shutdowns or service disruptions, harm our reputation, result in regulatory penalties or litigation, impair our ability to attract new subscribers and cause subscribers to cancel, and the cost of remedying these problems and improving cyber-defense systems could negatively affect our business, financial condition and results of operations.
Substantially all of our communications, network and computer hardware used to operate our websites are co-located in a third-party facility in Salt Lake City, Utah. We do not own or control the operation of this facility. We also store certain data in a third-party facility in Ireland. We also use third-party off-site cloud-based backup resources, and we have disaster recovery plans in place. Our disaster recovery plans are not fully redundant to our facility in Utah. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of the foregoing events at one or more facilities could result in reduced functionality or interruption of our websites, damage to our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur. A network or communications failure or interruption of our system could also result in our customers losing access to or experiencing reduced functionality of our websites.
In addition, we utilize third-party Internet-based or “cloud” computing services in connection with our business operations, including with our DNA testing services, our credit card processing and our disaster recovery systems. Cloud computing services are vulnerable to the same disruptions, attacks and break-ins as our co-located systems and facilities, but we may have reduced visibility of the potential vulnerabilities of cloud computing services. Disruptions of the cloud computing services we use may result in customers losing access or in reduced functionality of our websites. Problems faced by our third-party web hosting provider, with telecommunications network providers or with the systems by which these providers allocate capacity among their customers, including us, could adversely affect the experience of our subscribers. Our third-party web hosting providers, including our co-located facilities and the cloud computing services that we use, could decide to stop providing services to us without adequate notice. In addition, any financial difficulties, such as bankruptcy reorganization, faced by our third-party web-hosting providers or any other service providers may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our third-party web-hosting providers are unable to keep up with our growing needs for capacity, this could have a material adverse effect on our business. Any errors, defects, disruptions or other performance problems with our services could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

We face many risks associated with our plans to continue to expand our international offerings and marketing and advertising efforts, which could have a material adverse effect on our business, financial condition and results of operations.
For the year ended December 31, 2015, approximately 20% of revenues were from customers located outside the United States. We are subject to many of the risks of doing business internationally, including the following:

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
We anticipate that our continuing international expansion, including the continued expansion of AncestryDNA internationally, will entail increased marketing and advertising of our services and brands, the development of localized websites and services throughout our geographical markets and increased costs associated with the compliance with the varying regulatory environments in the international markets that we have and may expand into. We may not succeed in these efforts or achieve our customer acquisition or other goals. For some international markets, customer preferences and buying behaviors may be different than those in our current markets, and we may use business models that are different from our traditional subscription models. Our revenues from new foreign markets may not exceed the costs of acquiring, establishing, marketing and maintaining international offerings, and therefore may not be profitable on a sustained basis, if at all. The risks of international expansion include:

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
Undetected service errors or defects could result in the loss of revenues, delayed market acceptance of our services or claims against us.
We offer a variety of services, many of which are complex and frequently upgraded. Our services may contain undetected errors, defects, failures or viruses, especially when first introduced or when enhancements are released. Despite testing, our services, or third-party products or services that we incorporate into our services, may contain undetected errors, defects or viruses that could, among other things:

•	require us to make extensive changes to our subscription or other services, which would increase our expenses;

•	expose us to claims for damages;

•	require us to incur additional technical support costs;

•	cause a negative user reaction that could reduce future sales;

•	generate negative publicity regarding us and our services; or

•	result in subscribers delaying their subscription or software purchase or electing not to renew their subscriptions.
Any of these occurrences could have a material adverse effect upon our business, financial condition and results of operations.
Any claims related to activities of our users and the content they upload could result in expenses that could harm our results of operations and financial condition.
Our users often upload their own content onto our websites. The terms of use of such content are set forth in the terms and conditions of our websites and a submission agreement to which users must agree when they upload their content. Disputes or negative publicity about the use of such content could make users more reluctant to upload personal content or harm our reputation. We do not review or monitor content uploaded by our users and could face claims arising from or liability for making any such content available on our websites. In addition, our collaboration tools and other features of many of our sites allow customers to contact each other. While customers can choose to remain anonymous in such communications, customers may choose to engage with one another without anonymity. If any such contact were to lead to fraud or other harm, we may face claims against us and negative publicity. Litigation to defend these claims or efforts to counter any negative publicity could be costly and any other liabilities we incur in connection with any such claims may have a material adverse effect on our business, financial condition and results of operations.
If government regulation of our business changes, we may need to change the way we conduct our current business in a manner that is less profitable or incur greater operating expenses, which could harm our results of operations.
The adoption, modification or interpretation of laws or regulations relating our business could adversely affect the manner in which we conduct our current business. Such laws and regulations may cover automatic subscription renewal, credit card processing procedures, sales and other procedures, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts, consumer protection, net neutrality, broadband residential Internet access and the characteristics and quality of services. In foreign countries, such as countries in Europe and Asia, such laws may be more restrictive than in the United States. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet. For example, the Court of Justice for the European Union and the Article 29 Working Group recently declared the U.S. Safe Harbor Agreement under the Data Protective Directive from the European Union as invalid causing uncertainty around transfers of personal data outside of the European Union. Although other legally-recognized methods to enable data transfers currently remain valid, the reasoning of the Court of Justice for the European Union striking down the safe harbor framework could be used to challenge those methods in future complaints.
Also, as we develop new services, we may become subject to additional laws and regulations. If we are required to comply with new or additional regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses, make it more difficult to renew subscriptions automatically, make it more difficult to attract new subscribers, make it more difficult to use our current service providers (data processors) or otherwise alter our business model. New laws and regulations, and the interpretation thereof, are often complex and subject to interpretation. We may misinterpret, or not properly comply with all aspects of the regulation or may be unable to implement any changes required by any date proscribed. Any of these outcomes could have a material adverse effect on our business, financial condition or results of operations.
We may develop products or services that may be regulated by the Food and Drug Administration and other state or foreign governmental agencies. Obtaining clearance and maintaining ongoing compliance for such products and services, if applicable, could be time consuming and costly.
Our current AncestryDNA service is not regulated by the Food and Drug Administration (FDA). However, if we invest in health-related DNA testing or other health products or services, those products could be considered a medical device by the FDA or other applicable state or foreign governmental agencies, and those products and services may be subject to regulations imposed by the FDA and various state and foreign governmental and regulatory agencies. Obtaining FDA clearance in such case could take months or years, and generally requires extensive reporting and testing and require extensive financial, managerial and other resources. With respect to foreign markets, approval procedures vary among countries and, in addition to the aforementioned risks, can involve additional product testing and administrative review periods. In addition to the time and expense in attempting to secure clearance, our efforts, if necessary, may fail to result in FDA clearance or result in limited clearance for uses we believe are not commercially attractive or result in clearance that contains requirements for potentially costly post-marketing follow-up studies. Such regulation could impact, restrict or make untenable product development, production, use and marketing.

Even if we do ultimately receive FDA approval for any of our products, these products will be subject to extensive ongoing regulation, including regulations governing manufacturing, labeling, packaging, testing, record keeping, reporting, handling and shipment. Failure to obtain and maintain required registrations or to comply with any applicable regulations could further delay or preclude development and commercialization of our products and subject us to enforcement action.
The cost of attempting to clear such regulations, and the ongoing cost of complying with such regulations, could adversely impact our business.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business opportunities, including developing new features and services or enhancing our existing solutions, improving our operating infrastructure or acquiring complementary businesses and technologies. Our revolving facility, which provides for $80.0 million of borrowings (the “Revolving Facility”), may not be sufficient for our needs. Accordingly, we and/or our parent entities (“the Ancestry Group”) may engage in debt financing to secure additional funds; however, we may not be able to obtain additional financing on terms favorable to us, if at all. For example, our new credit facilities, which consists of a $733.2 million term loan facility and the Revolving Facility (the “New Credit Facilities”), and the indentures governing the 11% senior notes due 2020 (the “Notes”) and the senior unsecured payment-in-kind toggle notes due 2018 (the “PIK Notes”) contain restrictive covenants relating to capital-raising activities by us and our direct parent, Ancestry.com Holdings LLC (“Holdings LLC”), and other financial and operational matters. Any debt financing obtained by us or our parent entities in the Ancestry Group in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to grow our business and to respond to business challenges could be significantly impaired, and our business may be materially harmed. Please refer to Item 7, Liquidity and Capital Resources, of Part II for further information.
We face risks associated with currency exchange rate fluctuations or other changes in the global economy, which could adversely affect our revenues and operating results.
For the year ended December 31, 2015, approximately 18% of our total revenues earned and approximately 6% of our total expenses incurred were in currencies other than the United States dollar, such as the British pound sterling, the Australian dollar, the Canadian dollar and the Euro. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the United States dollar, which could affect our revenues and results of operations. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues, operating expenses and net income. We may not be able to offset adverse foreign currency impact with increased subscription pricing or volume. We attempt to limit our exposure by paying our operating expenses incurred in foreign jurisdictions with revenues received in the applicable currency, but if we do not have enough local currency to pay all our expenses in that currency, we are exposed to currency exchange rate risk with respect to those expenses. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

In addition, our business may be affected by changes in the economy generally, including any resulting effect on consumer spending specifically. Our services are discretionary purchases, and consumers may reduce their discretionary spending on our services during an economic downturn. As a result, our business, financial condition and results of operations may be significantly impacted by changes in the global economy generally.
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
We have and may become party to various legal proceedings and other claims that arise in the ordinary course of business, or otherwise in the future. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. In addition, any such claims or litigation may be time-consuming and costly, divert management resources, require us to change our services or have other adverse effects on our business. While we cannot assure the ultimate outcome of any legal proceeding or contingency in which we are or may become involved, we do not believe that any pending legal claim or proceeding arising in the ordinary course will be resolved in a manner that would have a material adverse effect on our business. However, if one or more of these legal matters resulted in an adverse monetary judgment against us, such a judgment could have a material adverse effect on our results of operations and financial condition. See also the risk factor “Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our websites, content indexes, and marketing and advertising activities” below. Please refer to Item 3 of Part I for more information about our current legal proceedings.
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
As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws. For so long as we remain an emerging growth company, we will not be required to:

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
We have substantial debt, totaling approximately $1.0 billion as of December 31, 2015, consisting of approximately $733.2 million under our New Credit Facilities and $300.0 million in Notes and as a result, we have significant debt service obligations. We also have the ability to borrow up to $80.0 million under the Revolving Facility. Our substantial level of debt and debt service obligations as well as our intention to pay distributions to our parent related to the PIK Notes could have important consequences including:

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
In addition, our New Credit Facilities require us to comply with a financial covenant prohibiting the total net first lien leverage ratio from being greater than 4.00, which will be tested quarterly when the principal amount of all revolving loans, swingline loans, and letter of credit (in excess of $10.0 million) exceeds 30% of total commitments under the Revolving Facility. These restrictions could limit our ability to obtain future financings, make needed capital expenditures, respond to and withstand future downturns in our business or the economy in general or otherwise conduct corporate activities that may be necessary or desirable. We may also be prevented from taking advantage of business opportunities that arise because of limitations imposed on us by these restrictive covenants. In addition, it may be costly or time-consuming for us to obtain any necessary waiver or amendment of these covenants, or we may not be able to obtain a waiver or amendment on any terms.

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
If we do not generate cash flows from operations sufficient to pay our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at that time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. For example, as a part of the restructuring of our term loans in August 2015, the interest rates under our New Credit Facilities increased. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives, which in turn could exacerbate the effects of any failure to generate sufficient cash flow to satisfy our debt service obligations. In addition, any failure to make payments of interest and principal on our outstanding debt on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional debt on acceptable terms and may materially adversely affect the price of the Notes. Furthermore, there currently is not a well-established secondary market for our assets. The lack of a secondary market may make the sale of our assets challenging, and the sale of assets should not be viewed as a significant source of funding.
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
Variable-rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
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
The Notes and the related guarantees are unsecured. This means they are effectively subordinated in right of payment to all of our and the guarantors’ secured debt, including our New Credit Facilities, to the extent of the value of the assets securing that debt. Loans under our New Credit Facilities are secured by substantially all of our and the guarantors’ assets (subject to certain exceptions). As of December 31, 2015, we had approximately $733.2 million outstanding under the New Term Loan and $80.0 million of availability under the Revolving Facility. Furthermore, the indenture governing the Notes allows us to incur additional secured debt. See Note 8 in our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” for a further description of the terms of the New Credit Facilities.

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
Certain of our existing or future foreign subsidiaries do not guarantee the Notes, and only Ancestry.com LLC and all its direct and indirect existing and future restricted subsidiaries (except excluded subsidiaries) that guarantee any indebtedness of Ancestry.com Inc. or any guarantor, or incur indebtedness under a credit facility, in each case, subject to certain exceptions, guarantee the Notes. This means the Notes are structurally subordinated to the debt and other liabilities of these non-guarantor subsidiaries. As of December 31, 2015, our non-guarantor subsidiaries had no debt outstanding (excluding intercompany debt). Our non-guarantor subsidiaries may, in the future, incur substantial additional liabilities, including debt. Furthermore, we may, under certain circumstances described in the indenture governing the Notes, designate subsidiaries to be unrestricted subsidiaries, and any subsidiary that is designated as unrestricted will not guarantee the Notes. In the event of our non-guarantor subsidiaries’ bankruptcy, insolvency, liquidation, dissolution, reorganization or similar proceeding, the assets of those non-guarantor subsidiaries will not be available to pay obligations on the Notes until after all of the liabilities (including trade payables) of those non-guarantor subsidiaries have been paid in full.
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

Ancestry.com Inc. (the “Issuer”) is a holding company, and its ability to make any required payment on the Notes is dependent on the operations of, and the distribution of funds from, its and Ancestry.com LLC's (the “Parent”) subsidiaries.
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
Our future success and competitive position depend in part on our ability to protect our proprietary technologies and intellectual property. We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as on the protections afforded by trademark, copyright, patent and trade secret law, to protect our proprietary technologies and intellectual property. Because certain of our trademarks contain words or terms that have an arguably common usage, we may have difficulty registering them in certain jurisdictions. Although we possess intellectual property rights in some aspects of our digital content, search technology and digitization and indexing processes, our digital content is not protected by any registered copyrights or other registered intellectual property or statutory rights. Rather, our digital content is protected by user agreements that limit access to and use of our data, as well as by certain proprietary and non-proprietary technology and software. However, compliance with the use restrictions is difficult to monitor, and any technology or software that we deploy to protect our digital content may prove to be inadequate for such purpose. In addition, our proprietary rights in our digital content databases may be more difficult to enforce than other forms of intellectual property rights.
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
We also expect that the more successful we are, the more likely it will become that competitors will try to develop services that are similar to ours, which may infringe on our proprietary rights. It may also be more likely that competitors will claim that our products and services infringe on their proprietary rights. If we are unable to protect our proprietary rights or if third parties independently develop or gain access to our or similar technologies, our business, revenues, reputation and competitive position could be harmed.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information. Failure to protect our proprietary information could make it easier for third parties to compete with our services and harm our business.
A substantial amount of our tools and technologies are protected by trade secret laws. In order to protect our proprietary technologies and processes, we rely in part on security measures, as well as confidentiality agreements with our employees, licensees, independent contractors and other advisors. These measures and agreements may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. We could lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, others may independently discover our trade secrets and proprietary information, and in such cases, we could not assert any trade secret rights against such parties. Laws regarding trade secret rights in certain markets in which we operate may afford little or no protection to our trade secrets. The loss of trade secret protection could make it easier for third parties to compete with our services by copying functionality. In addition, any changes in or unexpected interpretations of the trade secret and other intellectual property laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could materially affect our business, revenues, reputation and competitive position.
Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our websites, content indexes, and marketing and advertising activities.
Trademark, copyright, patent and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technologies, business processes and the content on our websites. We use intellectual property licensed from third parties in merchandising our services and marketing and advertising our services. From time to time, third parties may allege that we have violated their intellectual property rights. For example, we are currently in litigation with Genotek; refer to Item 3, Legal Proceedings, of Part I for further information. If there is a valid claim against us for infringement, misappropriation, misuse or other violation of third-party intellectual property rights, and we are unable to obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely basis, our business and competitive position may be adversely affected. Many companies are devoting significant resources to obtaining patents that could affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the Internet. We have not exhaustively searched patents relevant to our technologies and business. If we are forced to defend ourselves against intellectual property infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel, limitations on our ability to use our current websites or inability to market or provide our services. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease providing certain services, adjust our merchandising or marketing and advertising activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. In addition, many of our co-branding, distribution and other partnering agreements require us to indemnify our partners for third-party intellectual property infringement claims, which could increase the cost to us of an adverse ruling in such an action.
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
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
Our corporate headquarters are located in Provo, Utah, where we lease approximately 120,000 square feet of space. The term of this lease expires in May 2016. In 2012, we began to occupy office space of approximately 57,000 square feet in San Francisco, California under a lease that expires in 2019. We also maintain offices in other U.S. locations and internationally in Ireland, the United Kingdom and in other countries under leases that expire at varying times from 2016 through 2023.
In 2015, we entered into an operating lease agreement for 200,000 square feet for our new corporate headquarters in Lehi, Utah. We expect to occupy the premises beginning in mid-2016. The lease has a ten-year initial term, with the right to extend the lease for up to two additional five-year terms.
Our Ancestry.com websites are hosted on hardware and software co-located at a third-party facility in Salt Lake City, Utah. We believe that our contracted space for our hardware and software at this facility is both suitable and adequate for our current development plans and our anticipated growth. Our Salt Lake City contract is currently on a month-to-month basis; however, a long-term contract is expected to be finalized in 2016.
Item 3. Legal Proceedings
General
On May 4, 2015, DNA Genotek Inc. (“Genotek”) filed a complaint against Ancestry.com DNA, LLC (“Ancestry DNA”) in the United States District Court for the District of Delaware (Case No. 1:15-cv-00355-SLR). Genotek later filed an amended complaint on July 24, 2015 that asserts causes of action for (1) infringement of U.S. Patent No. 8,221,381; (2) breach of contract for allegedly breaching the Terms and Conditions that governed Ancestry DNA’s purchase of Genotek Saliva Collection Products; (3) conversion; (4) trespass to chattel; and (5) action to quiet title. Ancestry DNA filed a motion to dismiss Genotek’s willful infringement, conversion, trespass to chattel, and action to quiet title claims on August 10, 2015. Genotek responded to the motion to dismiss on September 3, 2015, and Ancestry DNA filed its reply brief on September 18, 2015. As of February 19, 2016, the Court has not yet ruled on this motion. On January 22, 2016, Genotek filed a second amended complaint that adds a false advertising and a false designation of origin claim. Ancestry DNA’s response to the second amended complaint is due on February 19, 2016. Genotek seeks preliminary and permanent injunctive relief, unspecified monetary damages, an award of Ancestry’s profits, and an award of Genotek’s costs and attorneys’ fees incurred in connection with this action. On October 20, 2015, AncestryDNA filed an Inter Partes Review Petition (IPR2016-00060) with the United States Patent and Trademark Office, challenging the validity of claims 1-20, 39-41, 43-47, and 49 of U.S. Patent No. 8,221,381. Ancestry DNA intends to defend the litigation vigorously. While no assurances can be given as to outcomes or liability, if any, we do not believe that this litigation will be resolved in a manner that would have a material adverse effect on our financial statements.

On July 30, 2015 DNA Genotek, Inc. (“Genotek”) filed a complaint in the United States District Court for the District of Delaware against Spectrum DNA, Spectrum Solutions L.L.C., and Spectrum Packaging L.L.C. (collectively “Spectrum”) (Case No. 1:15-cv-00661-SLR). The complaint alleges that Spectrum’s sale of the saliva collection device created by Ancestry DNA.com, LLC constitutes infringement of U.S. Patent No. 8,221,381. On January 22, 2016, Genotek filed a first amended complaint that added causes of action for false advertising and false designation of origin. While Ancestry is not a party to this lawsuit, Ancestry has agreed to indemnify Spectrum against Genotek’s patent infringement claims. On August 24, 2015, Genotek filed a preliminary injunction motion seeking to enjoin Spectrum’s sales of saliva collection devices to parties other than Ancestry DNA.com, LLC. On September 4, 2015, Spectrum filed a motion to dismiss for lack of personal jurisdiction. On February 4, 2016, the Court issued an order denying both motions without prejudice and authorizing Genotek to pursue jurisdictional discovery. Ancestry DNA intends to defend the litigation vigorously. While no assurances can be given as to outcomes or liability, if any, we do not believe that this litigation will be resolved in a manner that would have a material adverse effect on our financial statements. The outcome of either of these Genotek matters is uncertain and cannot be predicted with any certainty.
On November 16, 2015, Ancestry.com Operations Inc. and Ancestry.com DNA, LLC (collectively “Ancestry”) filed a complaint against DNA Diagnostic Center, Inc. (“DDC”) in the United States District Court for the Southern District of Ohio for trademark infringement, unfair competition, false advertising, and breach of contract (Case No. 1:15-cv-00737-SSB-SKB). Ancestry’s claims relate to DDC’s unauthorized use of Ancestry’s registered Ancestry and AncestryDNA trademarks in its advertisements for a competing product and its use of close variations of Ancestry’s registered trademarks, which Ancestry contends has created consumer confusion. Ancestry’s claims are also based upon DDC’s breach of a prior agreement with Ancestry that it would cease the allegedly infringing conduct and false advertising. On January 19, 2016, DDC filed its Answer to Ancestry’s Complaint and filed several Counterclaims, including Counterclaims for trademark infringement, unfair competition, and for cancellation of Ancestry’s registered AncestryDNA trademark. DDC’s Counterclaims are based upon its use and registration of the mark AncestryByDNA, notwithstanding Ancestry’s prior use of the Ancestry trademark since 1983. Ancestry has also filed a motion for a preliminary injunction on its claims, the preliminary injunction hearing was held on January 29, 2016, and DDC has filed an opposition to the motion. On February 16, the Magistrate Judge granted Ancestry’s motion in part, enjoining DDC from using the trademarks “Ancestry,” “Ancestry DNA” and/or “DNA Ancestry.” Both parties have the right to appeal the decision to the District Judge. While we cannot assure the ultimate outcome of this litigation, we do not believe it will be resolved in a manner that would have a material adverse effect on our business.
As part of the acquisition of Archives.com from Inflection LLC, completed in August 2012, a Marketing Agreement between Inflection LLC and Z-CORP dba OneGreatFamily.com (“OGF”) was assigned to Ancestry.com Operations Inc. In 2014, OGF expressed concerns it was owed monies and demanded an accounting, which the Company offered. After refusing the Company’s offer to provide an accounting under the Marketing Agreement, on or about October 10, 2014, OGF initiated a lawsuit in the Fourth Judicial District Court of the State of Utah against Ancestry.com Inc. and Ancestry.com Operations Inc. The suit is captioned Z-CORP et al. v. Ancestry.com Inc. et al. (Civil No. 140401466), claiming alleged breach of contract, breach of implied covenant of good faith and fair dealing, conversion and intentional interference with prospective economic relations. OGF alleged damages totaling over $30 million, plus punitive damages in an unspecified amount. On or about November 13, 2014 Ancestry.com filed a motion to dismiss the complaint in its entirety for failing to state claims upon which relief may be granted. The Court heard oral arguments on the motion to dismiss on March 9, 2015. At the hearing, OGF conceded the law had changed regarding its intentional interference claim and it was dismissed without prejudice by consent of both parties. On April 1, 2015, the court issued a ruling granting the motion to dismiss as to the remaining claims, with prejudice and on the merits. On May 13, 2015, OGF appealed the court’s ruling to the Utah Supreme Court, which subsequently assigned the appeal to the Utah Court of Appeals. OGF submitted their initial brief on September 4, 2015, and we filed our initial brief seeking to affirm the trial court on November 6, 2015. OGF filed a reply brief on January 8, 2016. OGF is appealing only the trial court’s dismissal of OGF’s claims for breach of contract, breach of implied covenant of good faith and fair dealing, and punitive damages. The Utah Court of Appeals has not ruled on the appeal, but oral arguments have been scheduled for May 31, 2016. While we cannot assure the ultimate outcome of this matter, we do not believe that it will be resolved in a manner that would have a material adverse effect on our business

We have and may become party to various other legal proceedings and other claims that arise in the ordinary course of business or otherwise in the future. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. While we cannot assure the ultimate outcome of any legal proceeding or contingency in which we are or may become involved, we do not believe that any pending legal claim or proceeding arising in the ordinary course will be resolved in a manner that would have a material adverse effect on our business. Although we consider the likelihood of such an outcome to be remote, if one or more of these legal matters resulted in an adverse money judgment against us, such a judgment could have a material adverse effect on our operating results and financial conditions and may result in us being required to pay significant monetary damages. See the risk factors “Expenses or liabilities resulting from litigation could materially adversely affect our results of operations and financial condition” and “Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our websites, content indexes, and marketing and advertising activities,” under the heading “Risk Factors.”
Appraisal Litigation (In re: Appraisal of Ancestry.com Inc.)
On October 21, 2012, the our predecessor entered into a definitive merger agreement with Global Generations Merger Sub Inc. and our parent company, Ancestry US Holdings Inc., to acquire our predecessor entity for $32 per share of common stock (the “Merger”). Following the consummation of the Merger on December 28, 2012, three former shareholders, who, combined, owned approximately 1.4 million shares of the predecessor entity’s common stock, instituted two separate appraisal proceedings against Ancestry.com Inc. in the Court of Chancery of the State of Delaware pursuant to Del. C. § 262: Merion Capital, L.P. v. Ancestry.com, Inc. (C.A. No. 8173) and Merlin Partners LP et al. v. Ancestry.com Inc. (C.A. No. 8175). The two appraisal petitions alleged that the $32 per share price paid to the predecessor entity’s shareholders in the Merger did not represent our fair value on the date the Merger was consummated. On June 24, 2013, the Court consolidated the two pending appraisal proceedings as In re: Appraisal of Ancestry.com Inc. On February 9, 2015, the Court issued an order directing us to pay the fair value of $32 per share plus interest from the closing of the Merger through the date of payment. Therefore, on February 9, 2015, we paid a total of $51.1 million, which included releasing $45.3 million of restricted cash for the fair value of $32 per share plus $5.8 million for accrued interest.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common interests are privately held; as such there is no established public trading market for our common interests.
Holders
As of February 19, 2016, all of the common interests of Ancestry.com LLC were owned by our parent company, Ancestry.com Holdings LLC (“Holdings LLC”). Holdings LLC is a holding company with no material operations and limited assets other than its ownership of the membership interests of Ancestry.com LLC. Holdings LLC has no material liabilities outstanding to third parties other than the senior unsecured payment-in-kind toggle notes (the “PIK Notes”) as discussed further within Note 8 of the Consolidated Financial Statements herein.
Dividends
In 2015, we declared and paid our parent, Holdings LLC, return-of-capital distributions of $254.4 million of which $216.0 million was paid to its indirect parent entity's shareholders and vested stock-based award holders and of which $38.4 million was used to pay accumulated interest on the PIK Notes due October 15, 2018. In 2014, we declared and paid Holdings LLC return-of-capital distributions of $37.6 million to pay accumulated interest on the PIK Notes.
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
The PIK Notes are senior unsecured obligations of Holdings LLC and are structurally subordinated to all our existing and future indebtedness. Additionally, we did not guarantee the PIK Notes, nor were any of our assets pledged as collateral for the PIK Notes. As we are not an obligor or a guarantor on the PIK Notes, the debt is recorded only in the financial statements of Holdings LLC and is not reflected in the Consolidated Financial Statements of Ancestry.com LLC. While not required, we intend to make future payments to Holdings LLC in order to fund payments related to the PIK Notes, provided that such payments are permitted under the covenants of our credit facilities and our 11% senior notes due in December 2020 (the “Notes”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” and Note 8 ,“Debt,” in the Notes to the Consolidated Financial Statements included in this Annual Report.

Item 6. Selected Financial Data
We operated as Ancestry.com Inc. (the “Predecessor”) until December 28, 2012 when a company controlled by Permira funds and co-investors (the “Sponsors”) acquired the Predecessor (the “Transaction”). As a result, our fiscal year 2012 is divided into a Successor period from December 29, 2012 to December 31, 2012 and a Predecessor period from January 1, 2012 to December 28, 2012. The following tables summarize selected consolidated historical financial and operating data for the periods indicated. The summarized Consolidated Balance Sheet data is presented for the Successor periods as of December 31, 2015, 2014, 2013 and 2012 and the Predecessor period as of December 31, 2011. The summarized Consolidated Statements of Operations data presented below for the Successor years ended December 31, 2015, 2014 and 2013, the Successor period from December 29, 2012 to December 31, 2012, the Predecessor period from January 1, 2012 to December 28, 2012 and the Predecessor year ended December 31, 2011 have been derived from our Consolidated Financial Statements, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. Due to the Transaction, the results of the Successor are not comparable with the results of the Predecessor. You should read the selected consolidated financial data presented on the following pages in conjunction with our Consolidated Financial Statements and related Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additionally certain prior period amounts have been reclassified to conform to the current year presentation of the financial statements. See Note 1 in the Consolidated Financial Statements for further description.

	Successor				Predecessor(1)
	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$128,157	$108,494	$86,554	$35,651	$48,998
Total assets	1,621,760	1,720,897	1,852,828	2,039,455	489,770
Deferred revenues	171,822	145,010	137,864	116,953	108,654
Long-term obligations(2)	996,343	845,940	874,816	905,313	10,429
Total liabilities	1,340,842	1,225,170	1,312,131	1,430,109	179,261
Total member’s interests/stockholders’ equity(3)	280,918	495,727	540,697	609,346	310,509

(1)
We operated as the Predecessor until December 28, 2012 when a company controlled by the Sponsors acquired the Predecessor. As a result of the Transaction, the balance sheet data presented is not comparable between the Predecessor and Successor periods.

(2)
Long-term obligations includes the current and long-term portions of debt outstanding in the years presented, net of unamortized discount and deferred financing costs, and the amounts payable under capital lease obligations as of December 31, 2012 and 2011. Long-term obligations does not include $390.2 million in senior unsecured PIK Notes issued by our parent company, Holdings LLC. While not required, Ancestry.com LLC has made and intends to pay future distributions or loans to its parent related to the PIK Notes.

(3)	In connection with the Transaction, we were recapitalized. As a result, the capital structure of our Predecessor is not comparable to that of the Successor.

	Successor				Predecessor(1)
	Year Ended December 31,(2)			Period From Dec. 29, 2012 to Dec. 31, 2012	Period From Jan. 1, 2012 to Dec. 28, 2012	Year Ended December 31,
	2015	2014	2013			2011
	(in thousands)
Operations Data:
Subscription revenues	$584,075	$553,810	$499,557	$3,194	$451,744	$377,364
Service and other revenues	99,030	65,734	40,834	264	31,883	22,297
Total revenues	683,105	619,544	540,391	3,458	483,627	399,661
Total cost of revenues	163,719	139,553	115,442	823	85,903	66,508
Total operating expenses	431,944	471,409	471,710	105,904	285,235	237,687
Income (loss) from operations	87,442	8,582	(46,761)	(103,269)	112,489	95,466
Net income (loss)	29,418	(18,728)	(79,700)	(72,675)	70,789	62,895

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

(2)
Income (loss) from operations and net income (loss) for the years ended December 31, 2015, 2014 and 2013 include $4.4 million, $10.6 million, and $5.6 million of non-recurring costs, respectively. For the year end December 31, 2015, income from operations and net income include $4.4 million of professional service fees related primarily to litigation, reimbursement for certain legal and accounting costs incurred by one of our Sponsors and costs associated with a return-of-capital distribution declared in August 2015 to our parent company, Ancestry.com Holdings LLC. For the year end December 31, 2014, income from operations and net loss include $10.6 million of accrued interest paid on restricted cash held pending resolution of the shareholder appraisal litigation, professional service fees related to litigation and costs associated with the return-of-capital distribution paid in February 2014 by Holdings LLC. Loss from operations and net loss for the year ended December 31, 2013 include $5.6 million of professional services related to litigation, reorganizing our corporate structure, registering the Notes with the SEC, costs associated with the return-of-capital distribution paid in September 2013 by Holdings LLC, and costs related to the settlement of litigation.

	Successor				Predecessor(1)
	Year Ended December 31,			Period from Dec. 29, 2012 to Dec. 31, 2012	Period from Jan. 1, 2012 to Dec. 28, 2012	Year Ended December 31,
	2015	2014	2013			2011
	(in thousands)
Other Financial Data:
Non-GAAP revenues(2)	$683,105	$619,544	$561,506	$4,008	$483,627	$399,661
Adjusted EBITDA(3)	258,595	214,839	211,583	1,233	177,592	144,807
Free cash flow(4)	124,800	93,668	132,920	1,233	104,754	106,355

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

We believe non-GAAP revenues, adjusted EBITDA and free cash flow are useful to investors as supplemental measures to evaluate our overall operating performance. Non-GAAP revenues, adjusted EBITDA and free cash flow are financial data that are not calculated in accordance with accounting standards generally accepted in the United States of America (“GAAP”). The tables below provide a reconciliation of these non-GAAP financial measures to total revenues or net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP. We prepare non-GAAP revenues, adjusted EBITDA and free cash flow to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate, as well as the material limitations of non-GAAP measures.
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
Although non-GAAP revenues, adjusted EBITDA and free cash flow are frequently used by investors and securities analysts in their evaluations of companies, non-GAAP revenues adjusted EBITDA and free cash flow each have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under GAAP.
Some of these limitations are:

•	non-GAAP revenues does not include the impact of purchase accounting adjustments, which are intended to reflect the fair value of recognized deferred revenue at the date of the Transaction;

•	adjusted EBITDA and free cash flow do not reflect our future requirements for contractual commitments;

•	adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures;

•	adjusted EBITDA and free cash flow do not reflect changes in, or cash requirements for, our working capital;

•	adjusted EBITDA does not reflect interest income or interest expense;

•	adjusted EBITDA does not reflect cash requirements for income taxes;

•	adjusted EBITDA and free cash flow do not reflect the non-cash component of employee compensation;

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

	Successor				Predecessor(1)
	Year Ended December 31,			Period from Dec. 29, 2012 to Dec. 31, 2012	Period from Jan. 1, 2012 to Dec. 28, 2012	Year Ended December 31,
	2015	2014	2013			2011
		(in thousands)
Reconciliation of Non-GAAP revenues to total revenues
Total revenues	$683,105	$619,544	$540,391	$3,458	$483,627	$399,661
Non-cash revenue adjustment(2)	—	—	21,115	550	—	—
Non-GAAP revenues	$683,105	$619,544	$561,506	$4,008	$483,627	$399,661

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

	Successor				Predecessor(1)
	Year Ended December 31,			Period from Dec. 29, 2012 to Dec. 31, 2012	Period from Jan. 1, 2012 to Dec. 28, 2012	Year Ended December 31,
	2015	2014	2013			2011
	(in thousands)
Reconciliation of adjusted EBITDA and free cash flow to net income (loss)(2):
Net income (loss)	$29,418	$(18,728)	$(79,700)	$(72,675)	$70,789	$62,895
Non-cash revenue adjustment (3)	—	—	21,115	550	—	—
Interest expense, net	81,056	69,680	97,837	730	1,065	589
Other expense (income), net	334	368	655	—	(742)	637
Income tax expense (benefit)	(23,366)	(42,738)	(65,553)	(31,324)	41,377	31,345
Depreciation	21,823	21,498	16,931	—	14,699	13,450
Amortization	141,647	176,755	211,974	1,688	27,879	25,916
Stock-based compensation expense	7,683	8,004	8,324	—	15,421	9,975
Transaction-related expense (4)	—	—	—	102,264	7,104	—
Adjusted EBITDA	$258,595	$214,839	$211,583	$1,233	$177,592	$144,807
Capitalization of content databases	(32,514)	(37,566)	(22,239)	—	(23,538)	(20,408)
Purchases of property and equipment	(15,117)	(21,821)	(26,714)	—	(20,776)	(13,895)
Cash paid for interest (5)	(62,831)	(60,450)	(70,311)	—	(1,368)	(466)
Cash received (paid) for income taxes	(23,333)	(1,334)	40,601	—	(27,156)	(3,683)
Free cash flow	$124,800	$93,668	$132,920	$1,233	$104,754	$106,355

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

(2)
Net income (loss) and therefore adjusted EBITDA and free cash flow for the years ended December 31, 2015, 2014 and 2013 include $4.4 million, $10.6 million, and $5.6 million of non-recurring costs. For the year end December 31, 2015, net income and therefore adjusted EBITDA and free cash flow include $4.4 million of professional service fees related primarily to litigation, reimbursement for certain legal and accounting costs incurred by one of our Sponsors and costs associated with a return-of-capital distribution declared in August 2015 to our parent company, Ancestry.com Holdings LLC. For the year end December 31, 2014, net loss, adjusted EBITDA, and free cash flow include $10.6 million of accrued interest paid on restricted cash held pending resolution of the shareholder appraisal litigation, professional service fees related to litigation and costs associated with the return-of-capital distribution paid in February 2014 by Holdings LLC. Net loss, adjusted EBITDA, and free cash flow for the year ended December 31, 2013 include $5.6 million of professional services related to litigation, reorganizing our corporate structure, registering the Notes with the SEC, costs associated with the return-of-capital distribution paid in September 2013 by Holdings LLC, and costs related to the settlement of litigation.

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

(5)
Cash paid for interest for the years ended December 31, 2015 and 2014 does not include $38.4 million and $37.6 million of payments made to our parent related to the interest obligations on its senior unsecured PIK notes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
You should read the following discussion together with Item 6 “Selected Financial Data” and our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report of Ancestry.com LLC and its consolidated subsidiaries (“Ancestry.com LLC,” “Ancestry.com,” “we,” “us” or“Parent”). This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under “Risk Factors” and elsewhere in this Annual Report. See “Forward-Looking Statements.”
Company Overview
Ancestry.com is the world’s largest provider of family history and personal DNA testing services, harnessing the information found in family trees, historical records and genetics to help people gain a new level of understanding about their lives.
Our core Ancestry websites have over 2.2 million paying subscribers around the world and an extensive collection of more than 17 billion historical records that we have digitized and indexed as of December 31, 2015. These digital records and documents, combined with our proprietary online search technologies and tools, enable our subscribers to research their family history, build their family trees, upload their own records and make meaningful discoveries about the lives of their ancestors. In 2015, approximately 1.5 billion records were attached to family trees. Subscription revenues from our core Ancestry websites accounted for approximately 78% of total revenues for the year ended December 31, 2015.
Our AncestryDNA service, with approximately 1.4 million DNA samples in its database as of December 31, 2015, enables customers to uncover their ethnic mix, discover distant cousins, and identify shared common ancestors. AncestryDNA leverages its growing DNA database together with proprietary algorithms to help customers identify their unique family history.
We also offer other subscription-based and family history research services, such as Archives.com (“Archives”), Fold3.com (“Fold3”), Newspapers.com and AncestryProGenealogists, which extend and complement our core Ancestry websites. Subscriptions to Fold3 and Newspapers.com are often sold in conjunction with one of our core Ancestry website subscriptions.
Key Business Metrics
Our management regularly reviews a number of financial and operating metrics, including the following key operating metrics to evaluate our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate forward-looking projections. The following key operating metrics reflect data with respect to our Ancestry.com websites and exclude our other subscription-based websites, such as Archives, Fold3 and Newspapers.com.

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

Our key business metrics are presented for the years ended December 31, 2015, 2014 and 2013 as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Total subscribers	2,264	2,115	2,140
Net subscriber additions	149	(25)	124

The following table presents the percentage of total subscribers by subscription duration type:

	December 31, 2015	December 31, 2014	December 31, 2013
Annual	35%	40%	42%
Semi-annual	27	22	23
Quarterly	2	2	3
Monthly	36	36	32
Total	100%	100%	100%
Components of Consolidated Statements of Operations
Revenues
We attribute revenues by country based on the billing address of the customer. The following table presents total revenues by geographic region (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$548,981	$485,488	$417,221
United Kingdom	70,008	67,800	59,447
All other countries	64,116	66,256	63,723
Total revenues	$683,105	$619,544	$540,391
Subscription revenues. We derive subscription revenues by providing access to our content and technologies on our various websites. Subscription revenues from our core Ancestry websites accounted for approximately 78%, 83% and 90% of total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Subscription revenues also includes subscriptions to our other websites, such as Archives, Fold3 and Newspapers.com. We recognize subscription revenues, net of estimated cancellations, ratably over the subscription period. No revenue is recognized or allocated to any free-trial period we may provide. Amounts received from subscribers for which the performance obligations have not been fulfilled are recorded in deferred revenue. We have established an allowance for sales returns based on historical subscription cancellations. Actual customer subscription cancellations are charged against the allowance or deferred revenues to the extent that revenue has not yet been recognized.
Service and other revenues. Service and other revenues include sales of our AncestryDNA services, family history research services and other products and services. We recognize revenue from sales of our AncestryDNA services when the DNA results are delivered to the customer or when the likelihood of the DNA kit being submitted by the customer for testing is remote, as determined based on historical submission patterns of DNA kits by our customers. Revenues from family history research services are recognized upon completion of service.
Expenses
Personnel-related costs for each category of cost of revenues and operating expenses include salaries, bonuses, stock-based compensation, employee benefit costs and employer payroll taxes.
Cost of Revenues
Cost of subscription revenues. Cost of subscription revenues consists primarily of amortization of content databases, web-server operating costs, credit card processing fees, personnel-related costs of web support and customer service employees and outside service costs for customer services. Web-server operating costs include depreciation, software licensing on web servers and related equipment and web-hosting costs.
Cost of service and other revenues. Cost of service and other revenues consists of AncestryDNA direct costs, personnel-related costs of customer service and other fulfillment employees, shipping costs and credit card processing fees.

Operating Expenses
Technology and development. Technology and development expenses consist primarily of personnel-related costs and outside service costs. Technology and development personnel-related costs include the personnel costs of developing new services and tools and maintaining and testing our websites. Our development personnel are primarily based in the United States and are focused on creating accessibility to content and tools for individuals to do family history research. Outside service costs are primarily incurred for third-party development and quality assurance services.
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
Interest Expense, Net, Other Expense, Net and Income Tax Benefit
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
Other expense, net. Other expense, net primarily includes foreign currency transaction and remeasurement gains and losses, which vary based on changes in foreign currency exchange rates.
Income tax benefit. Income tax benefit consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

Results of Operations
The following table sets forth our Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013. The information in the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been derived from our audited Consolidated Financial Statements. You should read this table in conjunction with our Consolidated Financial Statements and the related Notes in this Annual Report.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenues:
Subscription revenues	$584,075	$553,810	$499,557
Service and other revenues	99,030	65,734	40,834
Total revenues	683,105	619,544	540,391
Costs of revenues:
Cost of subscription revenues	103,051	95,899	86,889
Cost of service and other revenues	60,668	43,654	28,553
Total cost of revenues	163,719	139,553	115,442
Gross profit	519,386	479,991	424,949
Operating expenses:
Technology and development	97,105	94,221	85,723
Marketing and advertising	171,094	168,536	145,103
General and administrative	54,427	60,971	55,691
Amortization of acquired intangible assets	109,318	147,681	185,193
Total operating expenses	431,944	471,409	471,710
Income (loss) from operations	87,442	8,582	(46,761)
Interest expense, net	(81,056)	(69,680)	(97,837)
Other expense, net	(334)	(368)	(655)
Income (loss) before income taxes	6,052	(61,466)	(145,253)
Income tax benefit	23,366	42,738	65,553
Net income (loss)	$29,418	$(18,728)	$(79,700)

The following table sets forth, for the periods presented, our Consolidated Statements of Operations as a percentage of total revenues. You should read this table in conjunction with the Consolidated Financial Statements and the related Notes in this Annual Report.

	Year Ended December 31,
	2015	2014	2013
Revenues:
Subscription revenues	85.5%	89.4%	92.4%
Service and other revenues	14.5	10.6	7.6
Total revenues	100.0	100.0	100.0
Costs of revenues:
Cost of subscription revenues	15.1	15.5	16.1
Cost of service and other revenues	8.9	7.0	5.3
Total cost of revenues	24.0	22.5	21.4
Gross profit	76.0	77.5	78.6
Operating expenses:
Technology and development	14.2	15.2	15.9
Marketing and advertising	25.0	27.2	26.9
General and administrative	8.0	9.9	10.2
Amortization of acquired intangible assets	16.0	23.8	34.3
Total operating expenses	63.2	76.1	87.3
Income (loss) from operations	12.8	1.4	(8.7)
Interest expense, net	(11.9)	(11.2)	(18.1)
Other expense, net	—	(0.1)	(0.1)
Income (loss) before income taxes	0.9	(9.9)	(26.9)
Income tax benefit	3.4	6.9	12.2
Net income (loss)	4.3%	(3.0)%	(14.7)%
Discussion of results of operations
Revenues, Costs of Revenues and Gross Profit
The following tables present total revenues, total cost of revenues and gross profit.

	Year Ended December 31,			% Change
	2015	2014	2013	2015 from 2014	2014 from 2013
	(in thousands)
Revenues:
Subscription revenues	$584,075	$553,810	$499,557	5.5%	10.9%
Service and other revenues	99,030	65,734	40,834	50.7	61.0
Total revenues	683,105	619,544	540,391	10.3	14.6
Cost of revenues:
Cost of subscription revenues	103,051	95,899	86,889	7.5	10.4
Cost of service and other revenues	60,668	43,654	28,553	39.0	52.9
Total cost of revenues	$163,719	$139,553	$115,442	17.3%	20.9%

	Amount			Gross Profit Percentage
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Gross profit
Subscription	$481,024	$457,911	$412,668	82.4%	82.7%	82.6%
Service and other	38,362	22,080	12,281	38.7%	33.6%	30.1%
Total	$519,386	$479,991	$424,949	76.0%	77.5%	78.6%
Subscription revenues, Cost of subscription revenues and Gross profit
2015 compared to 2014. Our subscription revenues increased $30.3 million in 2015 compared to 2014. This increase was primarily due to an increase in the average number of total subscribers and in the average monthly revenue per subscriber for 2015 compared to 2014. The higher average monthly revenue per subscriber was driven, in part, by an increased number of subscribers choosing premium packages, including our all-access subscription to a core Ancestry website, Fold3, Newspapers.com and Ancestry Academy. Premium packages have a higher average monthly revenue per subscriber than standard packages. For 2015, changes in average foreign currency exchange rates had over a one and one-half percentage points negative impact on subscription revenues compared to 2014.
Our cost of subscription revenues increased $7.2 million in 2015 compared to 2014. The increase was primarily due to a $3.3 million increase in content databases amortization due to the continued addition of new records to our content databases and a $1.5 million increase in web-hosting costs. Credit card processing fees also increased in 2015 compared to 2014 due to the overall growth in the number of subscribers.
2014 compared to 2013. Our subscription revenues increased $54.3 million in 2014 compared to 2013. Excluding the $21.1 million non-cash adjustment to write down deferred revenue to fair value as a result of the application of purchase accounting from the purchase of our predecessor company, subscription revenues for 2014 would have increased by $33.2 million compared to 2013. This increase was primarily the result of guiding our new subscribers into monthly subscription durations and premium packages, both of which have a higher average monthly revenue per subscriber than longer term subscription durations and standard packages. Additionally, the average number of total subscribers to our core Ancestry websites was higher during 2014 compared to 2013. While the average number of total subscribers to our core Ancestry websites was higher in 2014, the number of total subscribers at December 31, 2014 decreased compared to December 31, 2013. Subscription revenues were also higher in 2014 compared to 2013 due to an $8.0 million increase in revenues from our other subscription-based websites, Newspapers.com, Fold3 and Archives. During 2014, foreign currency exchange rates had a slight negative impact on subscription revenues compared to the rates in 2013.
Our cost of subscription revenues increased $9.0 million in 2014 compared to 2013. The increase was primarily due to a $6.8 million increase in web hosting costs largely as a result of additional depreciation expense for new web-operations equipment and software-related expenses. Additionally, content databases amortization increased by $2.3 million due to the continued addition of new records to our content databases.
Service and other revenues, Cost of service and other revenues and Gross profit
2015 compared to 2014. Service and other revenues increased $33.3 million in 2015 compared to 2014. The increase was primarily due to a $33.2 million increase in AncestryDNA revenues due to higher sales volume. Additionally, revenues from family history research services increased $3.1 million in 2015 compared to 2014. These increases were partially offset by a decrease in revenue of $4.0 million from Family Tree Maker software and product lines that have been discontinued.
Our cost of service and other revenues increased $17.0 million in 2015 compared to 2014. The increase was primarily due to a $17.7 million increase in costs associated with AncestryDNA due to higher sales volume, partially offset by a reduction in per-unit processing costs. Additionally, costs from family history research services increased $2.1 million for 2015 compared to 2014. These increases were partially offset by a decrease of $2.5 million in costs for Family Tree Maker and discontinued products.
2014 compared to 2013. Our service and other revenues increased $24.9 million in 2014 compared to 2013. The increase was primarily due to higher sales volume for AncestryDNA.
Our cost of service and other revenues increased $15.1 million in 2014 compared to 2013. This increase was primarily due to an increase in costs associated with AncestryDNA due to increased sales volume, partially offset by a reduction in per-unit processing costs.

Operating Expenses

	Year Ended December 31,			% Change
	2015	2014	2013	2015 from 2014	2014 from 2013
	(In thousands)
Operating expenses:
Technology and development	$97,105	$94,221	$85,723	3.1%	9.9%
Marketing and advertising	171,094	168,536	145,103	1.5	16.1
General and administrative	54,427	60,971	55,691	(10.7)	9.5
Amortization of acquired intangible assets	109,318	147,681	185,193	(26.0)	(20.3)
Total operating expenses	$431,944	$471,409	$471,710	(8.4)%	(0.1)%
Technology and development
2015 compared to 2014. Our technology and development expenses increased $2.9 million in 2015 compared to 2014. The increase was primarily due to a $3.3 million increase in personnel-related expenses.
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
Marketing and advertising
2015 compared to 2014. Our marketing and advertising expenses increased $2.6 million in 2015 compared to 2014. The increase was primarily due to a $2.5 million increase in external marketing expenses.
2014 compared to 2013. Our marketing and advertising expenses increased $23.4 million in 2014 compared to 2013. This increase was primarily due to an increase in external marketing and advertising expenses due to incremental marketing spend, including marketing for AncestryDNA and an increase in media rates.
General and administrative
2015 compared to 2014. Our general and administrative expenses decreased $6.5 million in 2015 compared to 2014. This decrease was primarily due to a $6.2 million decrease in one-time expenses. For the year end December 31, 2015, we incurred $4.4 million of professional service fees related primarily to litigation, reimbursement for certain legal and accounting costs incurred by one of our Sponsors and costs associated with a return-of-capital distribution declared in August 2015 to our parent company, Ancestry.com Holdings LLC. In 2014, we incurred $10.6 million of interest to be paid on restricted cash held pending resolution of the shareholder appraisal litigation, professional service fees related to litigation and costs associated with the return-of-capital distribution paid in February 2014 by our parent company.
2014 compared to 2013. Our general and administrative expenses increased $5.3 million in 2014 compared to 2013. This change was primarily due to an increase of $5.0 million in one-time expenses. In 2014, we incurred $10.6 million of interest paid on restricted cash held pending resolution of the shareholder appraisal litigation, professional service fees related to litigation, and costs associated with the return-of-capital distribution paid in February 2014 by our parent company, Holdings LLC. In 2013, we incurred $5.6 million for professional services related to litigation, reorganizing our corporate structure, registering our existing senior notes with the SEC, costs associated with the return-of-capital distribution paid in September 2013 and costs related to the settlement of litigation.
Amortization of acquired intangible assets
2015 compared to 2014. Our amortization of acquired intangible assets decreased $38.4 million in 2015 compared to 2014. These decreases were primarily due to certain intangible assets being amortized on an accelerated basis over the estimated useful life of the asset.

2014 compared to 2013. Our amortization of acquired intangible assets decreased $37.5 million in 2014 compared to 2013. This decrease was primarily due to certain intangible assets being amortized on an accelerated basis over the useful lives of the assets.
Interest Expense, Net, Other Expense, Net and Income Tax Benefit

	Year Ended December 31,			% Change
	2015	2014	2013	2015 from 2014	2014 from 2013
	(In thousands)
Interest expense, net	$(81,056)	$(69,680)	$(97,837)	16.3%	(28.8)%
Other expense, net	(334)	(368)	(655)	(9.2)	(43.8)
Income tax benefit	23,366	42,738	65,553	(45.3)	(34.8)
Other data:
Effective tax rate	(386.1)%	69.5%	45.1%
Interest expense, net
2015 compared to 2014. Interest expense, net increased $11.4 million in 2015 compared to 2014. In August 2015, we repaid all amounts outstanding under our then existing senior secured credit facilities and on that same date entered into a new credit facilities. Due to this transaction, we recorded $10.5 million of additional interest expense during 2015 compared to 2014. The additional interest expense incurred included the acceleration of $3.7 million of original issue discount and deferred financing costs associated with our prior credit facilities and $6.8 million of costs incurred as a part of this transaction.
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
Other expense, net
2015 compared to 2014. Other expense, net changed primarily due to changes in foreign currency exchange rates.
2014 compared to 2013. Other expense, net changed primarily due to changes in foreign currency exchange rates.
Income tax benefit
Our effective tax rate is subject to significant variation due to several factors, primarily variability in our pre-tax income (loss) and the mix of jurisdictions to which they relate. Additionally, our effective tax rate can vary due to changes in tax laws or settlement of income tax audits.
2015 compared to 2014. In 2015, we recorded an income tax benefit of $23.4 million compared with an income tax benefit of $42.7 million for 2014. The decrease in the income tax benefit is primarily due to a change from a $61.5 million pre-tax loss in 2014 to $6.1 million in pre-tax income in 2015. This decrease was partially offset by a $2.0 million tax benefit from a domestic manufacturing deduction in 2015.
Our effective tax rate in 2015 and 2014 differs from the U.S. statutory rate primarily due to the impact of operations in countries with tax rates lower than the U.S. We generate income in lower tax jurisdictions primarily related to our international operations, which are headquartered in Ireland. Our ability to obtain an income tax benefit from these lower tax rates is dependent on our relative levels of income in these jurisdictions and on the statutory tax rates and tax laws in these countries.
2014 compared to 2013. In 2014, we recorded an income tax benefit of $42.7 million compared with an income tax benefit of $65.6 million for 2013. The decrease in the income tax benefit is primarily due to an $83.8 million decrease in pre-tax loss from 2014 to 2013. Additionally, in 2014, the income tax benefit decreased due to the incurrence of non-deductible costs related to the settlement of litigation related to the Transaction. These decreases were partially offset by a $13.4 million increase in the tax benefit primarily related our foreign operations.

Our effective tax rate in 2014 and 2013 differs from the U.S. statutory rate primarily due to the impact of operations in jurisdictions with tax rates lower than the U.S. Additionally, in 2013, we recognized a benefit for 2012 R&D credits as a result of the American Taxpayer Relief Act of 2012, enacted into law on January 2, 2013. We generate income in lower tax jurisdictions primarily related to our international operations, which are headquartered in Ireland. Our ability to obtain an income tax benefit from these lower tax rates is dependent on its relative levels of income in these jurisdictions and on the statutory tax rates and tax laws in these countries.
Unaudited Quarterly Results of Operations
The following table presents our unaudited quarterly consolidated results of operations for the eight quarters ended December 31, 2015. This unaudited quarterly consolidated information has been prepared on the same basis as our audited Consolidated Financial Statements, and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. You should read this table in conjunction with our Consolidated Financial Statements and the related Notes located elsewhere in this Annual Report. The results of operations for any period are not necessarily indicative of the results of operations for any future periods.

	Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014
	(in thousands)
Revenues:
Subscription revenues	$149,396	$147,554	$145,408	$141,717	$139,693	$138,962	$137,961	$137,194
Service and other revenues	28,214	23,920	24,016	22,880	15,469	15,722	18,091	16,452
Total revenues	177,610	171,474	169,424	164,597	155,162	154,684	156,052	153,646
Costs of revenues:
Cost of subscription revenues	26,419	25,353	25,584	25,695	24,556	24,080	23,895	23,368
Cost of service and other revenues	17,255	15,265	13,882	14,266	10,730	10,996	10,615	11,313
Total cost of revenues	43,674	40,618	39,466	39,961	35,286	35,076	34,510	34,681
Gross Profit	133,936	130,856	129,958	124,636	119,876	119,608	121,542	118,965
Operating expenses:
Technology and development	24,971	24,409	24,282	23,443	21,677	23,743	24,236	24,565
Marketing and advertising	46,461	40,253	41,203	43,177	40,195	42,150	40,986	45,205
General and administrative	16,365	14,180	12,427	11,455	18,489	12,927	15,341	14,214
Amortization of acquired intangible assets	27,017	27,374	27,464	27,463	36,636	36,993	37,001	37,051
Total operating expenses	114,814	106,216	105,376	105,538	116,997	115,813	117,564	121,035
Income (loss) from operations	19,122	24,640	24,582	19,098	2,879	3,795	3,978	(2,070)
Interest expense, net	(18,874)	(28,352)	(16,622)	(17,208)	(17,298)	(17,232)	(17,759)	(17,391)
Other income (expense), net	(105)	(156)	190	(263)	(512)	(181)	306	19
Income (loss) before income taxes	143	(3,868)	8,150	1,627	(14,931)	(13,618)	(13,475)	(19,442)
Income tax benefit	13,369	3,318	5,512	1,167	7,416	12,391	5,866	17,065
Net income (loss)	$13,512	$(550)	$13,662	$2,794	$(7,515)	$(1,227)	$(7,609)	$(2,377)

The following table presents our unaudited quarterly consolidated results of operations for the eight quarters ended December 31, 2015, as a percentage of revenues. You should read this table in conjunction with our Consolidated Financial Statements and the related Notes located elsewhere in this Annual Report.

	Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014
	(in thousands)
Revenues:
Subscription revenues	84.1%	86.1%	85.8%	86.1%	90.0%	89.8%	88.4%	89.3%
Service and other revenues	15.9	13.9	14.2	13.9	10.0	10.2	11.6	10.7
Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Costs of revenues:
Cost of subscription revenues	14.9	14.8	15.1	15.6	15.8	15.6	15.3	15.2
Cost of service and other revenues	9.7	8.9	8.2	8.7	6.9	7.1	6.8	7.4
Total cost of revenues	24.6	23.7	23.3	24.3	22.7	22.7	22.1	22.6
Gross Profit	75.4	76.3	76.7	75.7	77.3	77.3	77.9	77.4
Operating expenses:
Technology and development	14.1	14.2	14.3	14.2	14.0	15.3	15.5	16.0
Marketing and advertising	26.2	23.5	24.3	26.2	25.9	27.2	26.3	29.4
General and administrative	9.2	8.2	7.4	7.0	11.9	8.5	9.9	9.2
Amortization of acquired intangible assets	15.2	16.0	16.2	16.7	23.6	23.9	23.7	24.1
Total operating expenses	64.7	61.9	62.2	64.1	75.4	74.9	75.4	78.7
Income (loss) from operations	10.7	14.4	14.5	11.6	1.9	2.4	2.5	(1.3)
Interest expense, net	(10.6)	(16.6)	(9.8)	(10.5)	(11.1)	(11.1)	(11.4)	(11.3)
Other income (expense), net	(0.1)	(0.1)	0.1	(0.1)	(0.4)	(0.1)	0.2	—
Income (loss) before income taxes	—	(2.3)	4.8	1.0	(9.6)	(8.8)	(8.7)	(12.6)
Income tax benefit	7.5	2.0	3.3	0.7	4.8	8.0	3.8	11.1
Net income (loss)	7.5%	(0.3)%	8.1%	1.7%	(4.8)%	(0.8)%	(4.9)%	(1.5)%

The following table presents a reconciliation of adjusted EBITDA and free cash flows to net income (loss), the most comparable GAAP measure and other financial data, for the eight quarters ended December 31, 2015. For additional information, refer to the discussion of adjusted EBITDA and free cash flow in “Selected Consolidated Financial Data.”

	Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014
	(in thousands)
Net income (loss):	$13,512	$(550)	$13,662	$2,794	$(7,515)	$(1,227)	$(7,609)	$(2,377)
Interest expense, net	18,874	28,352	16,622	17,208	17,298	17,232	17,759	17,391
Other (income) expense, net	105	156	(190)	263	512	181	(306)	(19)
Income tax benefit	(13,369)	(3,318)	(5,512)	(1,167)	(7,416)	(12,391)	(5,866)	(17,065)
Depreciation	5,306	5,411	5,544	5,562	5,636	5,564	5,199	5,099
Amortization	35,816	35,427	35,298	35,106	44,095	44,322	44,201	44,137
Stock-based compensation expense	1,968	1,914	1,876	1,925	2,008	2,172	2,018	1,806
Adjusted EBITDA	$62,212	$67,392	$67,300	$61,691	$54,618	$55,853	$55,396	$48,972
Capitalization of content databases	(7,899)	(8,075)	(9,140)	(7,400)	(8,358)	(9,689)	(11,533)	(7,986)
Purchases of property and equipment	(5,169)	(3,504)	(2,292)	(4,152)	(2,712)	(6,131)	(8,483)	(4,495)
Cash paid for interest (1)	(26,028)	(7,550)	(22,824)	(6,429)	(23,227)	(6,877)	(23,424)	(6,922)
Cash received (paid) for income taxes	(6,462)	(4,066)	(12,600)	(205)	(107)	(2,113)	(1,711)	2,597
Free cash flow	$16,654	$44,197	$20,444	$43,505	$20,214	$31,043	$10,245	$32,166

(1)
Free cash flow for the year ended December 31, 2015 and 2014 does not include $38.4 million and $37.6 million, respectively of payments made to our parent related to the interest obligations on its senior unsecured PIK notes.

The following table presents our key business metrics for the eight quarters ended December 31, 2015 (in thousands):

	Three months ended
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014
Total subscribers	2,264	2,243	2,220	2,219	2,115	2,125	2,109	2,161
Net subscriber additions	21	23	1	104	(10)	16	(52)	21

Liquidity and Capital Resources
Credit Facility
In August 2015, Ancestry.com Inc. (the “Issuer”), a subsidiary of the Parent, entered into a new credit facilities (the “New Credit Facilities”), which consists of a $735.0 million senior secured term loan facility (the “New Term Loan”) that matures August 2022 and an $80.0 million senior secured revolving credit facility (the “Revolving Facility”) that matures August 2020. The New Term Loan was issued at 99.0% of par or an original issue discount of $7.4 million. In addition, we incurred $9.2 million in customary fees and expenses as a part of this transaction. On that same date, the Issuer repaid $554.5 million and all outstanding interest under its then existing senior secured credit facilities (the “Prior Credit Facilities”), which as of the date of repayment had outstanding $449.0 million under a Term B-1 Loan (the “Term B-1 Loan”) and $105.5 million outstanding under the Term B-2 Loan (the “Term B-2 Loan”). Our indirect parent entity used the net proceeds from the debt transaction and cash-on-hand to pay a return-of-capital distribution of $215.0 million to its shareholders and vested stock-based award holders in September 2015. See Notes 8 and 9 in Consolidated Financial Statements herein for additional information about these transactions.
Amounts borrowed under the New Term Loan are required to be paid in equal quarterly installments of 0.25% of the original principal amount with the balance payable upon maturity. If the Issuer's 11% senior notes due in December 2020 (the “Notes”) are outstanding 91 days prior to the Notes' maturity date (the “Springing Maturity Date”), the New Credit Facilities will mature on the Springing Maturity Date rather than August 2022. Additionally, subject to certain conditions, a mandatory repayment may be required to be made annually beginning with the fiscal year ended December 31, 2016. The mandatory repayment may be up to 50% of excess cash flow, based on our first lien leverage ratio (the “First Lien Leverage Ratio”) as defined in the credit agreement and net cash proceeds of certain other transactions as calculated at the end of each fiscal year. The Parent and certain of its subsidiaries guarantee the New Credit Facilities. All obligations under the New Credit Facilities are secured by a perfected first priority lien in substantially all of our tangible and intangible assets.
The New Term Loan and Revolving Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable margin plus, at the Issuer’s option, either: (a) a base rate determined by reference to the highest of (i) the administrative agent's prime rate at such time, (ii) 0.50% in excess of the overnight federal funds rate at such time and (iii) the LIBOR rate that is in effect for a LIBOR loan with an interest period of one month plus 1.00%, provided that the base rate for the New Term Loan is not less than 2.00% per annum; or (b) a LIBOR rate, provided that the LIBOR rate for the New Term Loan is not less than 1.00% per annum. The applicable margin shall mean either: (i) in the case of initial term loans maintained as (a) base-rate loan, 3.00%, or (b) LIBOR loans, 4.00%, (ii) in the case of initial revolving loans maintained as (a) base-rate loans or swingline loans, 2.75% and (b) fixed-rate loans, 3.75%. The applicable margin for the Revolving Facility is subject to step-ups and step-downs based on our First Lien Leverage Ratio. The Issuer is also required to pay a commitment fee of 0.50% per annum on the unutilized commitments under the Revolving Facility, which fee decreases to 0.375% if the First Lien Leverage Ratio is less than or equal to 1.70 to 1.00. As of December 31, 2015, the interest rate on the New Term Loan was equal to a LIBOR floor of 1.00% plus the applicable margin of 4.00%. The effective interest rate of the New Term Loan is approximately 5.7%.
As of December 31, 2015, no funds had been drawn against the Revolving Facility. Borrowings under the Revolving Facility may be used for the purpose of general working capital, capital expenditures and other general corporate purposes. The New Credit Facilities also provide for a swingline subfacility of $25.0 million, a letter of credit subfacility of $50.0 million and an uncommitted incremental facility in an amount not to exceed the sum of (i) an unlimited amount if, on the date of issuance the total net secured leverage ratio would be less than or equal to 3.00 to 1.00, (ii) to the extent not funded with the proceeds of long-term indebtedness, all prior voluntary prepayments, and (iii) $100.0 million, subject to certain conditions.
The New Credit Facilities permits restricted payments, including dividends, out of available amounts, as defined in the credit agreement. The available amount formulation includes a starter amount of $75.0 million and is adjusted quarterly based on consolidated net income, as defined in the credit agreement, beginning June 30, 2015, plus other additions as listed in the credit agreement. Separately, the New Credit Facilities have a general basket for restricted payments of the greater of $50 million per annum and 20.5% of the last twelve months of EBITDA as defined by the credit agreement. The New Credit Facilities contain customary affirmative and negative covenants and events of default. The Revolving Facility contains a financial covenant prohibiting the First Lien Leverage Ratio from being greater than 4.00, which is tested quarterly when utilization of the Revolving Facility (excluding letters of credit less than or equal to $10.0 million) is greater than 30% of total commitments under the Revolving Facility. Without the written consent of the required lenders, the Issuer is not permitted to incur loans under the Revolving Facility unless it is in compliance with the Financial Covenant as of the last day of the most recently completed test period. As of December 31, 2015, we were in compliance with all covenants of the New Credit Facilities.

The Issuer, at its discretion, has also entered into interest rate cap agreements with the following terms as of December 31, 2015: (i) $190.0 million total notional amount that currently caps the three-month LIBOR rate at 1.50% expiring March 31, 2016 (ii) $200.0 million total notional amount that caps the three-month LIBOR rate at 2.00% commencing March 31, 2016 and expiring December 30, 2016 and (iii) $300.0 million total notional amount that caps the three-month LIBOR rate at 2.00% commencing December 30, 2016 and expiring June 29, 2018. Subsequent to December 31, 2015, the Issuer also entered into an additional interest rate cap agreement with a $500.0 million notional amount that caps the three-month LIBOR rate at 2.00% commencing June 29, 2018 and expiring June 30, 2019.
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
Ancestry.com Holdings LLC Senior Unsecured PIK Notes
Our parent, Holdings LLC, previously issued $400.0 million of senior unsecured PIK Notes due October 15, 2018. In March 2015, Holdings LLC repurchased $9.8 million of the PIK Notes plus accumulated interest. To fund this repurchase, we issued a $10.0 million note receivable to our parent at 5% interest payable annually with a maturity date of December 31, 2017, which is subordinated to the PIK Notes. This note is recorded as a related-party note receivable in Other assets in the Consolidated Balance Sheet.
Interest on the PIK Notes is payable semi-annually in arrears on April 15 and October 15 each year through maturity. The first and last interest payments on the PIK Notes are required to be payable entirely in cash. All other interest payments are required to be paid in cash, subject to cash availability and restricted payment capacity, as defined in the indenture. If interest payments are not required to be paid in cash, Holdings LLC will be entitled to pay all or a portion of the interest payment by increasing the principal amount of the PIK Notes or issuing new PIK Notes in an amount equal to the interest payment for the applicable interest period (“PIK Interest”). Cash interest on the PIK Notes will accrue at the rate of 9.625% per annum; PIK Interest will accrue at the rate of 10.375% per annum. Holdings LLC may redeem all or any portion of the PIK Notes at any time prior to October 15, 2016 at a price equal to 102% of the aggregate principal plus accrued interest; subsequent to October 15, 2016 but before October 15, 2017, the PIK Notes may be redeemed at a price equal to 101% of the aggregate principal plus accrued interest. The PIK Notes may be redeemed at par plus accrued interest subsequent to October 15, 2017.

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
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, our cash flows from operations and amounts available under our Revolving Facility. As of December 31, 2015, we had $128.2 million in cash and cash equivalents and $80.0 million of availability on our Revolving Facility.
Operating costs include costs such as marketing and advertising, personnel-related expenses, capital expenditures related to content databases and equipment, investments in new service offerings and technologies and web-hosting costs and business acquisitions. Expenditures have increased as operations and the number of personnel have grown, and our expenditures may continue to increase in the future. Our future cash expenditures may vary significantly from those now planned and will depend on many factors including:

•	amounts we must pay to service our debt;

•	payments we intend to make to our parent, including those related to the PIK Notes;

•	our marketing and advertising expenditures;

•	the development of new services and enhancement of functionality in our technology and tools;

•	our ability to attract and retain customers;

•	market acceptance of our services;

•	the launch of additional services and expansion into new markets;

•	the level of new content acquisition required to retain and acquire subscribers;

•	amounts we must invest in our infrastructure to support our operations;

•	the resources for our development, marketing and administrative organizations;

•	our relationships with subscribers and vendors;

•	our engaging in additional business acquisitions; and

•	amounts we must spend to integrate and operate acquired businesses.
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
Cash Flow Analysis
Summary cash flow information for cash and cash equivalents for the twelve months ended December 31, 2015, 2014 and 2013 is set forth below. We consider cash and cash equivalents in evaluating our overall cash position.

	Year Ended December 31,
	2015	2014	2013	% Change	% Change
	(in thousands)
Net cash and cash equivalents provided by (used in):
Operating activities	$199,617	$155,320	$162,979	28.5%	(4.7)%
Investing activities	(57,631)	(59,387)	(57,953)	(3.0)	2.5
Financing activities	(122,323)	(73,993)	(54,123)	65.3	36.7
Net increase in cash and cash equivalents	$19,663	$21,940	$50,903	(10.4)%	(56.9)%
Net cash provided by operating activities
In 2015, net cash provided by operating activities was $199.6 million, an increase of $44.3 million compared to 2014, due to a $48.1 million increase in net income (loss) and a $13.2 million increase in the changes in operating assets and liabilities, partially offset by a $17.0 million decrease in non-cash adjustments. The increase in the changes in operating assets and liabilities was primarily due to the timing of cash receipts and payments in the ordinary course of business, including tax payments, partially offset by a payment of $5.8 million for accrued interest related to the shareholder litigation settled in February 2015. The decrease in adjustments for non-cash items primarily consisted of a $38.4 million decrease in amortization of intangible assets due to certain intangible assets being amortized on an accelerated basis, partially offset by a decrease of $4.0 million in excess tax benefits from stock-based compensation and by a $6.9 million increase in other non-cash items such as depreciation and amortization of content databases and the change in deferred income taxes. Additionally, due to the restructuring of our credit facilities in third quarter of 2015, we recorded $10.5 million of additional non-cash interest expense.
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
Net cash used in investing activities
In 2015, net cash used in investing activities totaled $57.6 million, a decrease of $1.8 million compared to 2014. This change was primarily due to an $11.8 million decrease in purchase of property and equipment and investment in content databases in 2015 compared to 2014. This decrease was partially offset by a $10.0 million note receivable issued to our parent, Holdings LLC, in March 2015 to repurchase a portion of the PIK Notes plus accumulated interest.
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
Net cash used in financing activities
In 2015, net cash used in financing activities totaled $122.3 million, an increase of $48.3 million compared to 2014. In August 2015, we repaid the outstanding principal of $554.5 million of our Prior Credit Facilities and on that date entered into the New Credit Facilities, which we received proceeds of $727.7 million, net of the original issue discount cost. As a part of this transaction, we also paid $9.2 million of debt-offering costs. The net proceeds of this transaction plus cash on-hand were used to pay our indirect parent entity's shareholders and vested stock-based award holders return-of-capital distributions of $216.0 million. Also, the debt principal payments decreased $5.7 million during the year ended 2015 compared to the year ended 2014. These changes were partially offset by $2.9 million of contingent consideration payments in 2014 related to a prior year acquisition.
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

Contractual Obligations
The following table summarizes our principal contractual obligations as of December 31, 2015:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Debt(1)	$1,033,163	$7,350	$14,700	$314,700	$696,413
Interest payments(1)(2)	404,781	70,128	138,935	137,544	58,174
Operating leases	15,947	4,475	7,374	2,632	1,466
Build-to-suit lease obligation (3)	37,585	—	6,792	7,138	23,655
Contractual royalty payments	20,040	790	2,750	4,500	12,000
Total contractual cash obligations(4)	$1,511,516	$82,743	$170,551	$466,514	$791,708

(1)
Amounts do not include $390.2 million of Ancestry.com Holdings LLC senior unsecured PIK Notes or related interest expense. If interest on the PIK Notes is paid in cash, annual interest payments will total approximately $37.6 million.

(2)	Amounts are based on the estimated interest rates in effect as of December 31, 2015 on the variable portion of our debt.

(3)
Amounts represent actual cash payments to be incurred under a build-to suit lease. Upon completion of the build-to-suit lease in mid-2016, we will evaluate whether or not the arrangement meets the criteria for sale-leaseback accounting. If the lease does not meet sale-leaseback criteria, we will treat the lease as a financing obligation and lease payments will be attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense (which is considered an operating lease) representing an imputed cost to lease the underlying land of the facility. In addition, the underlying building asset will be depreciated over the initial term of the lease.

(4)	Amounts exclude uncertain tax position liability of $21.8 million, for which timing of payments are not determinable.
Outstanding purchase orders, which represent authorizations to purchase goods and services that are not legally binding, are not included in contractual obligations. We believe current cash balances, cash generated by future operating activities and cash available under our New Credit Facilities will be sufficient to meet our contractual cash obligations, debt obligations and other operating cash requirements in 2016 .
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

Critical Accounting Policies and Estimates
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
We consider the assumptions and estimates associated with the testing goodwill for impairment, recoverability of long-lived assets, income taxes, timing for recognition of AncestryDNA revenues, determination of the fair value of stock options included in stock-based compensation expense and construction costs incurred under build-to-suit leases to be our critical accounting estimates. For further information on our significant accounting policies, see Note 1 to our Consolidated Financial Statements contained herein.
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
Based on the qualitative results of our annual goodwill impairment testing for the years ended December 31, 2015, 2014 and 2013, we concluded that it was not more likely than not that the fair value of our reporting unit was less than its carrying amount and no impairment losses were recorded.
Recoverability of Long-Lived Assets
We review content databases, property and equipment and intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows that the asset or asset group is expected to generate. If assets are determined to be impaired, the impairment loss to be recognized equals the amount by which the carrying value of the asset or group of assets exceeds its fair value. Significant estimates include but are not limited to future expected cash flows, replacement cost of technology assets, and discount rates. Impairment losses recognized for the years ended December 31, 2015, 2014 and 2013 were immaterial.
Income Taxes
We are subject to income taxes primarily in the United States, Ireland and several other foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We evaluate each tax position for recognition in accordance with GAAP by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit. This includes consideration of any resolutions of related appeals or litigation processes. The tax benefit is then measured as the largest amount that is more likely than not of being realized upon settlement.
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

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, our forecast of future market growth, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we use to manage the underlying businesses. We believe it is more likely than not that our deferred tax assets, net of our existing valuation allowance, will ultimately be realized. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination.
Revenue Recognition
We recognize revenue from sales of our AncestryDNA testing services when (i) the DNA results are delivered to the customer or (ii) the likelihood of the DNA kit being submitted by the customer for testing is remote (“breakage”). We estimate the amount of breakage revenue based on the historical submission patterns of DNA kits by our customers and the number of DNA kits which have been sold but not submitted. Revenues from breakage are recorded in Service and other revenues in our Consolidated Statement of Operations. Any future revisions to our estimates or change in customer submission pattern may result in a change in the amount of breakage revenue recognized in future periods.
Stock-Based Compensation Expense
Our stock-based compensation plan allows for the issuance of stock-based awards, including stock options and restricted share units (“RSUs”) to employees, officers and directors. As of December 31, 2015, outstanding stock-based awards are in an indirect parent entity of Ancestry.com LLC. Each award represents a contingent right to receive an equivalent investor interest upon exercise of the option or vesting of an RSU.
Stock-based compensation expense is recorded by amortizing the fair value of each stock-based award expected to vest over the requisite service or performance period. The fair value of each stock option award is calculated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires various assumptions, including fair value of the underlying investor’s interest, volatility, expected option life, risk-free interest rate and expected dividends. The fair value of the underlying investor interest is based on the fair value on the grant date. The expected term is based on the remaining contractual term of the options and the expected exercise behavior of employees. Expected volatility is calculated based on the volatilities of a peer group of companies. The risk-free interest rate of the option is based on the U.S. Treasury rate for the expected term of the option. The fair value of RSUs is based on the value of the investor’s interest.
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
Construction Costs for a Build-to-Suit Lease
In January 2015, we entered into a build-to-suit lease agreement for a new corporate headquarters, which is currently being constructed in Lehi, Utah. For accounting purposes only, we are the deemed owner of the building during the construction period. Accordingly, we estimate the construction-in-progress asset and the corresponding construction financing obligation on at least a quarterly basis. Estimates for the total cost of the construction and percentage of completion are based on project plans and progress reports. We anticipate that construction will be completed in mid-2016.

Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. Deferred tax assets and deferred tax liabilities have historically been separated between current and non-current; however, this amendment, in connection with the FASB’s Simplification Initiative, requires these items now be classified as non-current in the balance sheet. For public business entities, this becomes effective December 15, 2016 and all interim periods within those annual periods. For all other entities this is effective December 15, 2017 and interim periods beginning after December 15, 2018. Early adoption is permitted, and the application of this amendment may be applied prospectively or retrospectively. We early adopted this standard as of December 31, 2015 and applied the guidance retrospectively. The effect of the adoption of ASU 2015-17 on our Consolidated Balance Sheet at December 31, 2014 is shown in the Basis of Presentation section in Note 1 to the Consolidated Financial Statements herein.
In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability instead of being presented as an asset. This guidance is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. For all other entities, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The new guidance is to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance and represents a change in accounting principle. We early adopted this standard as of March 31, 2015. The effect of the adoption of ASU 2015-03 on our Consolidated Balance Sheets at December 31, 2014 is shown in the Basis of Presentation section in Note 1 to the Consolidated Financial Statements.
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
The New Term Loan and Revolving Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable margin plus, at the Issuer’s option, either: (a) a base rate determined by reference to the highest of (i) the administrative agent's prime rate at such time, (ii) 0.50% in excess of the overnight federal funds rate at such time and (iii) the LIBOR rate that is in effect for a LIBOR loan with an interest period of one month plus 1.00%, provided that the base rate for the New Term Loan is not less than 2.00% per annum; or (b) a LIBOR rate, provided that the LIBOR rate for the New Term Loan is not less than 1.00% per annum. The applicable margin shall mean either: (i) in the case of initial term loans maintained as (a) base-rate loan, 3.00%, or (b) LIBOR loans, 4.00%, (ii) in the case of initial revolving loans maintained as (a) base-rate loans or swingline loans, 2.75% and (b) fixed-rate loans, 3.75%. The applicable margin for the Revolving Facility is subject to step-ups and step-downs based on our first lien leverage ratio. As of December 31, 2015, the interest rate on the New Term Loan was equal to a LIBOR floor of 1.00% plus the applicable margin of 4.00%.
The Issuer, at its discretion, has also entered into interest rate cap agreements with the following terms as of December 31, 2015: (i) $190.0 million total notional amount that currently caps the three-month LIBOR rate at 1.50% expiring March 31, 2016 (ii) $200.0 million total notional amount that caps the three-month LIBOR rate at 2.00% commencing March 31, 2016 and expiring December 30, 2016 and (iii) $300.0 million total notional amount that caps the three-month LIBOR rate at 2.00% commencing December 30, 2016 and expiring June 29, 2018. Subsequent to December 31, 2015, the Issuer also entered into an additional interest rate cap agreement with a $500.0 million notional amount that caps the three-month LIBOR rate at 2.00% commencing June 29, 2018 and expiring June 30, 2019. A hypothetical 1% increase in current interest rates on the variable portion of our New Term Loan would increase our interest expense over the next 12 months by $4.5 million or our borrowing rate by approximately 61 basis points due to the 1.0% LIBOR floor that exists in our New Credit Facilities.
We have experienced and will continue to experience remeasurement gains and losses as well as transaction gains and losses due to foreign currency exchange rate risks related to our revenues, operating expenses and cash and other account balances denominated in currencies other than the United States dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. As a result, we pay the majority of our foreign currency expenses with cash generated from revenues earned in the relevant currency. For the year ended December 31, 2015, approximately 18% of our total revenues earned and approximately 6% of our total expenses incurred were in currencies other than the United States dollar, such as the British pound sterling, the Australian dollar, the Canadian dollar and the Euro.

Changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenues and results of operations as stated in U.S. dollars. For 2015, changes in average foreign currency exchange rates had over a one and one-half percentage points negative impact on total revenues compared to 2014. In the event our foreign sales, expenses and cash and other account balances increase, our operating results and balance sheet may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

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
(b) Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP, as of December 31, 2015.
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
(c) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Operating Committee Members
The following table sets forth the names, ages (as of February 19, 2016) and positions of each person who is an executive officer or member of the Operating Committee of Ancestry.com LLC (and the biographies following the table reflect the positions held by each of the named individuals at Ancestry.com LLC):

Name	Age	Position
Timothy Sullivan	52	President, Chief Executive Officer and Operating Committee Member
Howard Hochhauser	45	Chief Financial Officer and Chief Operating Officer
William Stern	52	Chief Legal Officer and Chief Risk Officer
Scott Sorensen	50	Chief Technology Officer
Rob Singer	45	Chief Marketing Officer
Bruce Chizen	60	Chairman of the Operating Committee
Janice Chaffin	61	Operating Committee Member
Brad Garlinghouse	45	Operating Committee Member
Victor Parker	46	Operating Committee Member
Dipan Patel	33	Operating Committee Member
Brian Ruder	43	Operating Committee Member
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
Howard Hochhauser joined Ancestry.com in 2009 as our Chief Financial Officer. In February 2012, he added the position of Chief Operating Officer. During his tenure, Mr. Hochhauser helped lead the Company's initial 2009 public offering, its go-private transaction in 2012, nine acquisitions and all of its public equity and debt financings. He oversees areas including finance and human resources as well as the Company's content and international operations. Prior to joining Ancestry.com, Mr. Hochhauser served as the Chief Financial Officer of Martha Stewart Living Omnimedia and earlier in his career as Vice President of Equity Research at Bear Stearns & Co and a Staff Accountant at KPMG Peat Marwick. Mr. Hochhauser was voted #1 Internet industry CFO of 2012 by investment community professionals surveyed by Institutional Investor magazine. He is a Certified Public Accountant and holds an M.B.A. from Columbia University and a B.S. from Boston University. He also serves as a member of the board of directors of OpenX Software Ltd.
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

Rob Singer has served as our Chief Marketing Officer since March 2014. Mr. Singer joined the Company in November 2010 as Global Vice President of Customer Relationship Management and most recently served as Senior Vice President of U.S. Marketing. Prior to joining Ancestry, Mr. Singer was the Senior Vice President of Customer Relationship Management at Bank of the West from February 2009 to November 2010. From July 2005 to February 2009, he was the head of Customer Intelligence and Relationship Marketing at StubHub, an eBay Company. Prior to joining StubHub, he held senior-level database marketing and business intelligence positions at Yates Advertising, YellowBrick Solutions, Charles Schwab & Co., Inc., and KnowledgeBase Marketing. Mr. Singer also serves as a member of the board of directors of LegalZoom, Inc. Mr. Singer has a B.S. in Mathematics with a minor in Statistics from James Madison University. As previously disclosed, Mr. Singer has informed the Company that he intends to leave the Company on or before July 1, 2016 and will no longer be an officer of the Company effective February 28, 2016.
Bruce Chizen has been a member of the Operating Committee since January 2013. Mr. Chizen is currently an independent consultant and has served as senior adviser to Permira Adviser LLP since 2008 and as a venture partner at Voyager Capital since 2009. Mr. Chizen served as a strategic adviser to Adobe Systems Incorporated, a provider of design, imaging and publishing software for print, internet and dynamic media production from 2007 through 2008. From 2000 to 2007, Mr. Chizen served as CEO of Adobe and as its president from 2000 to 2005. He also served as Adobe’s acting CFO from 2006 to 2007. From 1998 to 2000, he was Adobe’s executive vice president, Products and Marketing. Mr. Chizen joined Adobe Systems in 1994 and held various positions in its Consumer Products and Graphics Products divisions. He served as a director of Adobe from 2000 to 2008. Mr. Chizen also currently serves as a director of Chargepoint, Inc., Oracle Corp., Synopsys, Inc., KQED and Informatica Holdco Inc. The Operating Committee believes that Mr. Chizen’s qualifications to serve on the Operating Committee include extensive executive management experience along with Mr. Chizen’s financial expertise and significant audit and financial reporting knowledge.
Janice Chaffin has been a member of the Operating Committee since June 2013. Ms. Chaffin served as the Group President, Consumer Business Unit for Symantec Corporation from April 2008 until March 2013, when she retired from that position. From May 2006 to April 2008, Ms. Chaffin served as Symantec’s Executive Vice President and Chief Marketing Officer. Ms. Chaffin joined Symantec in May 2003 as Senior Vice President and Chief Marketing Officer. Prior to Symantec, Ms. Chaffin spent 21 years at Hewlett-Packard Company, where she held a variety of marketing and business management positions and most recently served as Vice President of Enterprise Marketing and Solutions. Ms. Chaffin is a member of the board of directors and the audit committees of PTC, Inc. and Synopsys, Inc. She also serves as a member of the Nominating and Governance and Corporate Development Committees of PTC, Inc. Ms. Chaffin also serves on the board of visitors at the UCLA Anderson School of Management and the board of trustees of the Montalvo Arts Center and is a member of the advisory council of Illuminate Ventures. Ms. Chaffin previously served on the board of directors of International Game Technology (IGT), where she served on the Audit Committee. She also previously served on the board of directors of Informatica Corporation (2001-2008), the duration of which she served on either the audit committee or the compensation committee. Ms. Chaffin graduated summa cum laude from the University of California, San Diego with a B.A. and earned an M.B.A. in business from the University of California, Los Angeles, where she was a Henry Ford Scholar. The Operating Committee believes that Ms. Chaffin’s qualifications to serve on the Operating Committee include her extensive experience advising technology companies along with her audit committee experience.
Brad Garlinghouse has been a member of the Operating Committee since July 2013. Mr. Garlinghouse is currently the Chief Operating Officer and President of Ripple. Mr. Garlinghouse previously served as the Chief Executive Officer and Chairman of the board of directors of Hightail a file collaboration service for both consumers and enterprises, from May 2012 to September 2014. Prior to joining Hightail, Mr. Garlinghouse was President of Consumer Applications at AOL from September 2009 through January 2012. Prior to AOL, Mr. Garlinghouse held various positions at Yahoo! from January 2003 to January 2009, culminating in the position of Senior Vice-President. Mr. Garlinghouse has also been CEO of Dialpad Communications, held management positions at SBC Communications and @Home Network and was an advisor to Silverlake Partners, a private equity fund, from January to September 2009. Mr. Garlinghouse also serves on the board of directors of Animoto, Tonic for Health and MC Industries. Mr. Garlinghouse holds a B.A. in economics from the University of Kansas and an M.B.A. from Harvard. The Operating Committee believes that Mr. Garlinghouse’s qualifications to serve on the Operating Committee include his extensive experience advising technology companies.

Victor Parker has been a member of the Operating Committee since January 2013. Mr. Parker served as an observer on the board of directors of Ancestry.com Inc. since 2003 and served as one the Predecessor’s directors from 2006 until December 2012. Mr. Parker is a Managing Director of Spectrum Equity Investors, a private equity firm, and joined the firm in September 1998. He was previously at ONYX Software and was an associate at Summit Partners from October 1992 to June 1996. Mr. Parker serves on the board of directors of Demand Media, Inc., ExamSoft Worldwide, Inc., Prezi and Teachers Pay Teachers. He also is a board observer at iSelect Limited. Mr. Parker previously served on the board of directors of SurveyMonkey.com LLC from April 2009 to December 2012, lynda.com from January 2013 to May 2015, NetQuote, Inc. from September 2005 to July 2010 and on the board of Interbank FX, LLC from July 2007 to November 2011, both privately held entities. He holds an M.B.A. from Stanford Graduate School of Business and a B.A. from Dartmouth College. The Operating Committee believes Mr. Parker’s qualifications to serve on the Operating Committee include his financial experience, his experience advising technology companies and a long history and familiarity with Ancestry.com.
Dipan Patel has been a member of the Operating Committee since January 2015. Mr. Patel became a Partner of Permira Advisers Ltd (“Permira”) in 2016. Mr. Patel joined Permira in 2009 and focuses on the technology, media, and telecommunications sectors. Prior to this, Mr. Patel was an Associate of The Gores Group LLC and was an Associate in the Communications & Media practice at Lehman Brothers Investment Bank. He has also had prior experience at Arthur Andersen and NM Rothschild Investment Bank. He serves as a director of LegalZoom.com, Inc. and Informatica Holdco Inc. Mr. Patel has a B.A. Honors degree in Economics from Cambridge University, during which he also attended Massachusetts Institute of Technology. The Operating Committee believes Mr. Patel’s qualifications to serve on the Operating Committee include his extensive financial experience and his experience advising technology companies.
Brian Ruder has been a member of the Operating Committee since December 2012. Mr. Ruder joined Permira as a Partner in 2008 and became Head of the Menlo Park office in 2010. He is Co-Head of the team that focuses on investments in the technology, media and telecommunications sector. From 2000-2008, Mr. Ruder was Partner at Francisco Partners where he covered investments in the software and services sector. He has also worked with Hellman & Friedman and in Corporate Finance for Morgan Stanley. Mr. Ruder is also a member of the operating committees of Genesys Telecommunications and Metamorph (Metalogix) and a member of the board of directors of LegalZoom, Inc., Informatica Holdco Inc. and Foundation 9 Entertainment. Mr. Ruder has a degree in Mathematics and Philosophy from Harvard College and an MBA from Harvard Business School. The Operating Committee believes Mr. Ruder’s qualifications to serve on the Operating Committee include his extensive financial experience and his experience advising technology companies.
We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and members of our Operating Committee.
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
The members of this committee are Mr. Parker and Mr. Ruder, neither of whom is independent as defined under the rules of the Nasdaq Stock Market nor meets the additional independence requirements for audit committee members under Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We believe that each member of our Audit Committee meets the financial statement literacy requirements of the Nasdaq listing standards and are audit committee financial experts, as defined under applicable SEC rules.

Compensation Committee
The Compensation Committee oversees our overall compensation structure, policies and programs, and assesses whether our compensation structure establishes appropriate incentives for officers and employees. The Compensation Committee reviews and recommends to the Operating Committee corporate goals and objectives relevant to compensation of our Chief Executive Officer and reviews and approves corporate goals and objectives relevant to compensation of our other executive officers. The Compensation Committee evaluates the performance of these officers in light of those goals and objectives, recommends to the Operating Committee the compensation of the Chief Executive Officer and approves the compensation of our other executive officers, including those individuals named with Mr. Sullivan in the Summary Compensation Table (with Mr. Sullivan, the “named executive officers”). Finally, the Compensation Committee recommends to the Operating Committee any employment-related agreements, any proposed severance arrangements or change of control or similar agreements with respect to our Chief Executive Officer and approves any employment-related agreements, any proposed severance arrangements or change of control or similar agreements with respect to our other executive officers. The Compensation Committee also administers the issuance of stock options and other awards for Ancelux Topco S.C.A., a Luxembourg société en commandite par actions (“Topco”), under the Ancelux Topco S.C.A. Equity Incentive Plan (the “Topco Plan”). The Compensation Committee will review and evaluate, at least annually, the performance of the Compensation Committee and its members and the adequacy of the charter of the Compensation Committee. The Compensation Committee will also review and approve a report on executive compensation.
Mr. Sullivan, our President and Chief Executive Officer, reviews the performance of each executive officer other than himself and makes recommendations regarding their compensation.
The members of our Compensation Committee are Mr. Chizen and Mr. Ruder, neither of whom is independent under the Nasdaq listing standards.
Risk Management
The Operating Committee is involved in the oversight of risks that could affect the company. The Audit Committee is charged with overseeing our overall enterprise risks and our mitigation efforts in respect of these risks. The Audit Committee is responsible for discussing with management the Company’s principal risk exposures and the steps management has taken to monitor and control risk exposures, including risk assessment and risk management policies. The Audit Committee oversees risks associated with overall financial reporting and disclosure issues, as well as those associated with any related-party transaction. The Compensation Committee also plays a role, in that it is charged in overseeing the Company’s overall compensation structure, with assessing whether that compensation structure creates risks that are reasonably likely to have a material adverse effect on us. The Compensation Committee has reviewed our compensation philosophy and practices and concluded that the current philosophy and practices do not give rise to risks that are reasonably likely to have a material adverse effect on the Company. The Compensation Committee determined that the compensation practices generally balance near-term incentives (annual cash bonuses) with long-term incentives (equity-based awards), resulting in an environment that does not encourage excessive risk taking. The annual cash bonuses are discretionary and tied to Company performance, as well as individual and business unit goals, rewarding near-term performance without incentivizing inappropriate risk.
Item 11. Executive Compensation
Compensation Committee Interlocks and Insider Participation
In 2015, our Compensation Committee was composed of Mr. Chizen and Mr. Ruder, neither of whom is, or was in 2015, an officer or employee of the company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Operating Committee or Compensation Committee.

Summary Compensation Table
The following table sets forth the portion of compensation paid to named executive officers that is attributable to services performed during fiscal years 2015 and 2014.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Timothy Sullivan, President & Chief Executive Officer	2015	350,000	—	455,000	31,921	836,921
	2014	350,000	—	—	57,617	407,617
Howard Hochhauser, Chief Financial Officer and Chief Operating Officer	2015	300,000	—	292,500	31,445	623,945
	2014	300,000	—	—	484,269	784,269
William Stern, Chief Legal Officer and Chief Risk Officer	2015	285,000	220,782	185,250	36,010	727,042

(1)
The amounts included in the “Option Awards” column represent the grant date fair value computed in accordance with FASB Accounting Standards Codification Topic 718. The valuation assumptions used in determining such amounts are described in Note 9, Stock-Based Awards to the audited Consolidated Financial Statements included elsewhere in this Annual Report.

(2)	Amounts reflected in this column are awards earned pursuant to Ancestry.com LLC’s and its subsidiaries’ (the “Company’s”) Performance Incentive Plan, as described in further detail below.

(3)
Amounts in this column include the following: (a) cash payments for accumulated paid time off of $19,401, $21,293 and $26,308 for Messrs. Sullivan, Hochhauser and Stern, respectively upon change by the Company to a flexible vacation policy and (b) 401(k) matching contributions of $10,500, $9,000 and $8,550 for Messrs. Sullivan, Hochhauser and Stern, respectively.

Additionally, this column includes other benefits, such as premiums paid by the Company for the named executive officers’ disability, life insurance and accidental death and dismemberment coverage.
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
Mr. Stern is a party to an employment agreement dated June 10, 2014, which remains in effect. The agreement provides for at-will employment without a specified term. The agreement, as currently in effect, provides for an annual base salary equal to $285,000 and a target annual bonus equal to 50% of Mr. Stern’s base salary.
On February 17, 2016, the Compensation Committee approved base salary increases for each of our executive officers, including our named executive officers. The annual base salaries for Messrs. Sullivan, Hochhauser and Stern were increased to $475,000, $425,000 and $325,000, respectively, with other executives receiving commensurate raises.
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

Annual Incentive Awards
The Company maintains the Performance Incentive Program, pursuant to which annual bonuses are payable to the named executive officers and other participants. Under the Performance Incentive Program, the Compensation Committee establishes company-wide financial performance objectives, which serve as the basis for determining the amount of bonuses to be paid under the program. For 2015, two corporate performance measures were used to calculate the annual bonus pool: total revenues and adjusted EBITDA. Both measures are subject to adjustment for certain unusual or one-time events under the terms of the plan. In addition, adjusted EBITDA for purposes of this calculation excludes the expense incurred for the bonus pool. We use total revenues because the Operating Committee considers it a consistent measure of growth and market acceptance. We use adjusted EBITDA because it is a measure of operating performance that excludes items that we do not consider indicative of our core performance. The Compensation Committee determined target levels for each of these goals in consultation with management and taking into account our performance for the immediately preceding year.
The 2015 Performance Incentive Program provided for total revenue and adjusted EBITDA-based corporate performance measures, with a minimum percentage threshold of either 94% of target adjusted EBITDA or 97% of target total revenue. The maximum bonus pool would have been created upon attainment of both 106% of the EBITDA target or greater and 103% of the total revenue target or greater. Performance between the minimum and maximum would have been determined according to a matrix (with performance between the whole integers listed in the matrix being interpolated). Based on these criteria, the Compensation Committee funded the bonus pool for 2015 at 130%.
Individual employees received bonuses in amounts greater or less than 130% of their target bonuses depending on their respective manager’s discretion on how to allocate the dollars within the pool allocated to their respective groups. The amounts of these awards paid to the named executive officers are disclosed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
2016 Performance Incentive Plan
On February 17, 2016, the Compensation Committee approved the 2016 Performance Incentive Plan, which provides for revenue and adjusted EBITDA-based corporate performance measures. For this purpose, the determination of adjusted EBITDA is subject to adjustment based on budgetary changes, extraordinary events and one-time costs and certain add-backs (such as the bonus pool). With respect to vice presidents and above, no bonus pool will be created if performance is below either 95% of target revenue or 95% of target adjusted EBITDA, unless determined otherwise by the Compensation Committee in its sole discretion, and, for all other participants, no bonus pool will be created if performance is below either 95% of target revenue or 90% of target adjusted EBITDA. The maximum bonus pool will be created upon attainment of both 110% of the EBITDA target or greater and 105% of the revenue target or greater. Performance between the minimum and maximum is determined pursuant to a matrix of bonus pool amounts.
Individual payments made from the pool to each participant in the 2016 Performance Incentive Plan, including the named executive officers, will be based on each participant's target bonus percentage of salary, as such amount may be adjusted by (1) the achievement of individual performance goals, (2) individual performance ratings, (3) business unit performance and (4) such other factors as the Operating Committee or Compensation Committee may determine.
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
Awards granted from 2013 onward were granted under the Topco Plan, which is described in further detail below. Awards granted prior to December 28, 2012, the date the Predecessor was acquired by Permira funds and co-investors (“the Transaction”), and still outstanding, were granted under the Ancestry.com Inc. 2009 Stock Incentive Plan (the “Predecessor Plan”).

Ancelux Topco S.C.A. Equity Incentive Plan
Topco has adopted the Topco Plan, pursuant to which grants of options or restricted share units with respect to “investor interests” in Topco may be made to service providers of Topco or its subsidiaries. An “investor interest” is a bundled security in Topco consisting of one ordinary share of Topco and one share of each class of Class A shares of Topco outstanding. The purpose of the Topco Plan is to assist Topco to attract, retain, incentivize and motivate officers and employees of, consultants to and non-employee directors providing services to Topco and its subsidiaries and affiliates and to promote the success of Topco’s business by providing such participating individuals with a proprietary interest in the performance of Topco. Under the Topco Plan, an aggregate of 613,710 investor interests may be the subject of grants of options or restricted share units (subject to adjustment as provided in the Topco Plan).
Subject to certain conditions set forth in the Topco Plan, the board of managers of Topco may amend or terminate the Topco Plan at any time. The Topco Plan will terminate on March 18, 2023. Awards granted prior to termination of the Topco Plan may, however, continue to vest and be outstanding beyond the date of such termination.
Grants of options under the Topco Plan have been made to certain employees of the Company, including the named executive officers, pursuant to one of the forms of option agreement that have been approved by the board of managers of Topco or the Operating Committee. The options vest in accordance with the schedule set forth in the applicable option agreement. Any portion of an option that is not vested as of the date of an optionee’s termination of employment will be forfeited for no consideration, with the exception of certain executive officers upon a change in control as described under the heading “Potential Payments Upon Termination or Change in Control.” The vested portion would remain exercisable for the period of time set forth in the option agreement, which varies depending on the reason for the termination. Notwithstanding the foregoing, an option will terminate in its entirety (including any vested portion) upon the optionee’s termination for cause (as defined in the Topco Plan).
Grants of restricted share units under the Topco Plan have been made to certain employees of the Company but not to any named executive officers.
Predecessor’s Equity Plans
Prior to the Transaction, our named executive officers were eligible to receive long-term equity-based incentive awards with respect to the common stock of the Predecessor pursuant to one of several equity incentive plans maintained by the Predecessor. The named executive officers had received grants of incentive stock options, nonqualified stock options and restricted stock units under the Predecessor equity plans.
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

Outstanding Equity Awards at Fiscal Year End(1)

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date(2)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Yet Vested ($)(7)
Timothy Sullivan	—	13,688	(3)	66.44	(6)	5/10/2023	—		—
	—	3,423	(4)	77.48	(6)	12/13/2023	10,530	(8)	1,309,090
Howard Hochhauser	—	13,688	(3)	66.44	(6)	5/10/2023	—		—
	—	3,423	(4)	77.48	(6)	12/13/2023	5,162	(9)	641,740
William Stern	3,871	4,978	(3)	66.44	(6)	5/10/2023	—		—
	967	1,245	(4)	77.48	(6)	12/13/2023	—		—
	—	6,174	(5)	100.00		3/12/2025	—		—

(1)
The number of securities set forth in the table above represents the number of Investor Interests subject to the option or the restricted share units, as applicable. Each Investor Interest represents ownership of one Ordinary Share and one of each class of the outstanding Class A Shares of Ancelux Topco SCA, which as of February 1, 2016, represents a total of five shares.

(2)	The expiration date for each of these options is the date that is ten years after the initial grant date.

(3)
The stock options are granted under the Topco Plan and vest with respect to 5% of the investor interests on the grant date and the remainder of the investors interests vest in equal quarterly installments over the next 54 months thereafter beginning on July 1, 2013.

(4)
The stock options are granted under the Topco Plan and vest with respect to 20% of the investor interests on the January 1st following the grant date and the remainder of the investors interests vest in equal quarterly installments over the next 48 months thereafter.

(5)
The stock options are granted under the Topco Plan and vest with respect to 20% of the investor interests on the first day of the quarter following the one-year anniversary of the grant date and the remainder of the investors interests vest in equal quarterly installments over the next 48 months thereafter.

(6)
The exercise price per investor interest of these options was reduced to account for distributions that were made to shareholders of Topco in connection with the private offering of the PIK Notes in September 2013 and February 2014. The amount of the reduction was equal to the per investor interest distribution that Topco shareholders received in the offering.

(7)
Market value is calculated by multiplying the number of investor interests subject to the restricted share units that have not yet vested by $124.32, which is the per investor interest price as of December 31, 2015.

(8)
Represents restricted share units of Topco that were converted from restricted stock units of the Predecessor in the Transaction. They were granted under the Ancestry.com Inc. 2009 Stock Incentive Plan. These restricted share units vest on May 16, 2016.

(9)
Represents restricted share units of Topco that were converted from restricted stock units of the Predecessor in the Transaction. They were granted under the Ancestry.com Inc. 2009 Stock Incentive Plan. These restricted share units vest ratably on a quarterly basis over a four-year period commencing on the first anniversary of the date of grant.

Retirement Benefit Programs
We offer our executive officers who reside and work in the United States, including our named executive officers, retirement benefits, including participation in the Company’s 401(k) Plan (the “401(k) Plan”) in the same manner as other employees. Pursuant to the 401(k) Plan, executive officers are eligible to receive, at the discretion of the Company, employer matching contributions of the first three percent of salary contributed. The amount of these contributions paid to the named executive officers are disclosed in the “All Other Compensation” column of the Summary Compensation Table.

Potential Payments Upon Termination or Change in Control
Under the employment agreements for Messrs. Sullivan and Hochhauser, if the executive is terminated by the Company without “Cause” or resigns for “Good Reason,” as those terms are defined in their respective agreements, he will receive in 12 equal monthly installments a sum equal to 12 months of salary and one times his average annual bonus payment over the three preceding fiscal years. If the executive is terminated within three months before or 24 months after a “Change of Control” (as defined in the applicable agreement), without Cause or he resigns for Good Reason, he will receive a lump sum payment equal to two times the sum of his salary and the average annual bonus he earned over the three preceding fiscal years. In either case, the executive will be entitled to reimbursement of COBRA premiums and life insurance premiums for 18 months and a pro rata portion of the annual bonus he would have earned for the year of termination based on the company’s actual results, generally payable with the bonus payments for that year. The payment of the foregoing severance is subject to the executive executing a release of claims in favor of the Company and its affiliates and the executive complying with the terms of any restrictive covenant to which he is subject. In addition, upon the termination of Messrs. Sullivan or Hochhauser by the Company without Cause or due to the executive’s disability, or upon a resignation by the executives for Good Reason, any outstanding rollover restricted share units in Topco (i.e., restricted units that were converted from restricted stock units of the Predecessor in the Transaction) held by the executive that remain unvested shall become fully vested.
Pursuant to his employment agreement, if Mr. Stern's employment is terminated by the Company without “Cause” or if he resigns for “Good Reason,” each as defined in his employment agreement, Mr. Stern is eligible for severance benefits consisting of six months of base salary and reimbursement of COBRA premiums for six months to be paid in equal monthly installments. In addition, Mr. Stern would be entitled to an additional lump sum severance payment equal to 80% of his average annual bonus payment over the preceding two years, prorated based on the number of months he was employed by us in the year of termination. If such a termination occurs within three months before or 12 months after a “Change of Control” (as defined in the agreement), then the period of reimbursement for COBRA premiums increases to 12 months. Mr. Stern's entitlement to the foregoing severance is subject to him executing a release of claims in favor of the Company and its affiliates.
In addition to the benefits described above, for the named executive officers as well as other option holders, Topco is required to use best efforts to secure the assumption of the unvested portion of any options granted under the Topco plan upon a Change in Control of Topco (as defined in the Topco plan). Any such assumed options will continue to vest as set forth in the option agreement pursuant to which they were granted, subject to the named executive officer’s continued employment. Notwithstanding the foregoing, if the named executive officer’s employment is terminated by the Company without Cause or if the named executive officer resigns for Good Reason (each term as defined in the named executive officer’s employment agreement) following a Change in Control or in contemplation of a Change in Control, one hundred percent (100%) of the unvested equity awards held by Mr. Sullivan or Mr. Hochhauser, as applicable, will become vested and, as set forth in Mr. Stern's offer letter, fifty percent (50%) of the unvested equity awards held by Mr. Stern will become vested. If Topco is not able to secure the assumption of such unvested equity awards, Topco will be required to make a cash-out payment to the named executive officers (and other option holders) in respect of the unvested equity awards to the extent such equity awards are in-the-money at the time. The named executive officers would be required to deposit the after-tax amount of such cash-out payment into escrow. An allocable portion of the escrowed amount would be distributed to the named executive officers at the time the underlying equity awards would have vested, subject to the named executive officer’s continued employment. Notwithstanding the foregoing, upon a termination of the named executive officer by the Company without Cause, or upon the named executive officer’s resignation for Good Reason prior to the distribution of such amounts, one hundred percent (100%) of the amounts remaining in escrow for Mr. Sullivan or Mr. Hochhauser, as applicable, would be distributed to the applicable executive, and fifty percent (50%) of the amounts remaining in escrow for Mr. Stern would be distributed to Mr. Stern. Consistent with Mr. Stern's arrangement, the vesting terms upon a termination of employment following a Change in Control for outstanding unvested equity awards held by the Company’s other executive officers are set forth in the applicable executive officer’s offer letter.

Compensation of Directors
We have not formalized a compensation policy for the members of our Operating Committee; however, we have agreed to individual compensation arrangements with three of our Operating Committee members. The following table summarizes the fees and other compensation that our non-employee directors earned for services as members of our Operating Committee and any committee of the Operating Committee for the year ended December 31, 2015.
Director Compensation for Year 2015

Name	Fees Earned or Paid in Cash ($)
Bruce Chizen	250,000
Janice Chaffin	50,000
Brad Garlinghouse	50,000
Victor Parker (1)	—
Brian Ruder (1)	—
Dipan Patel (1)	—

(1)
Although directors that are members of or otherwise associated with the Permira entities or Spectrum entities do not receive compensation in their individual capacity for their services as directors, we pay fees to each of Permira and Spectrum, as described in additional detail in “Certain Relationships and Related Transactions, and Director Independence—Monitoring Agreement” below.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth as of February 1, 2016 certain information regarding the beneficial ownership of Ancestry.com LLC by:

•	each person who beneficially owns five percent or more of the membership interests of Ancestry.com LLC;

•	each of the members of the Operating Committee and named executive officers of Ancestry.com LLC individually; and

•	each of the members of the Operating Committee and executive officers of Ancestry.com LLC as a group.
All of the membership interests of Ancestry.com LLC are held indirectly by Topco. Accordingly, all of the ownership of Ancestry.com LLC represented in the chart below reflects the holders’ effective pecuniary interest in Ancestry.com LLC held through such holders’ interest in Topco. The ownership percentages shown below are based on 22,277,650 shares of Topco outstanding as of February 1, 2016.
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

Name and Address of Beneficial Owner	Percentage of Ancestry.com LLC Beneficially Owned
Ancelux Topco S.C.A.(1)	100.0%
Permira Advisers LLC(2) 3000 Sand Hill Road Menlo Park, CA 94025	92.8%
Spectrum Equity Investors V, L.P. and an affiliate(3) c/o Spectrum Equity Investors 140 New Montgomery 20th floor San Francisco, CA 94105	7.2%
Timothy Sullivan(4)	9.2%
Howard Hochhauser(5)	1.9%
William Stern(6)	*
Bruce Chizen(7)	*
Janice Chaffin(8)	*
Brad Garlinghouse(9)	*
Victor Parker(10)	7.2%
Brian Ruder(11)	92.8%
Dipan Patel(12)	92.8%
All members of the Operating Committee and executive officers as a group (11 persons)(13)	100.0%

*	Less than 1%

(1)	Topco is a holding company with no assets or liabilities other than its indirect ownership of one hundred percent of Ancestry.com LLC.

(2)
Permira IV Continuing L.P.1, Permira IV Continuing L.P.2, Permira Investments Limited and P4 Co-Investment L.P. (collectively, “Permira IV”), which are investment funds advised by Permira Advisers LLC, collectively indirectly own 10,740,275 shares, or approximately 48.2%, of Topco. Permira Advisers LLC may be deemed to beneficially own, in the aggregate, 92.8% of the Company because (i) Permira Advisers LLC is an investment advisor to Permira IV, (ii) Permira IV controls Topco and, other than with respect to the 1,613,020 shares, or approximately 7.2% of Topco beneficially owned by the Spectrum Funds, has the power to the vote of all of the shares of Topco and (iii) currently has dispositive power over all of the shares of Topco. Mr. Ruder is a member of Permira Advisers LLC, part of the Permira group. Mr. Patel is a member of Permira Advisers LLP, an affiliate of Permira Advisers LLC and part of the Permira group. Mr. Ruder, Mr. Patel and Permira Advisers LLC each expressly disclaim beneficial ownership of the Company owned indirectly by Topco and Permira IV, except to the extent of their pecuniary interest therein, if any.

(3)
Spectrum Equity Investors V, L.P. (“SEI V”) and Spectrum V Investment Managers’ Fund, L.P. (“IMF V” and, together with SEI V, the “Spectrum Funds”) beneficially own in the aggregate 1,613,020 shares, or approximately 7.2%, of Topco. Mr. Parker is a managing director of the general partner of the general partner of SEI V and a managing director of the general partner of IMF V. Mr. Parker expressly disclaims beneficial ownership of the Company owned indirectly by Topco.

(4)
Mr. Sullivan (i) beneficially owns 99,530 shares in Topco; (ii) beneficially owns 1,941,560 shares of Topco through his ownership interest in Purefoy, LLC; and (iii) holds options with respect to 9,505 Topco shares that are currently vested or will vest within 60 days following February 1, 2016, which represents the vested portion of 76,045 outstanding options to purchase shares of Topco.

(5)
Mr. Hochhauser (i) beneficially owns 404,775 shares of Topco; (ii) holds options with respect to 9,505 shares of Topco that were granted that are currently vested or that will vest within 60 days following February 1, 2016, which represents the vested portion of 76,045 outstanding options to purchase shares of Topco; and (iii) holds RSUs with respect to 6,450 shares of Topco that will vest within 60 days of February 1, 2016, which represents the vested portion of the right to receive a total of 25,810 shares of Topco.

(6)
Mr. Stern (i) beneficially owns 57,605 shares of Topco through the William Craig Stern Living Trust; and (ii) holds options with respect to 9,625 shares of Topco that are currently vested or that will vest within 60 days following February 1, 2016, which represents the vested portion of 58,525 outstanding options to purchase shares of Topco.

(7)
Mr. Chizen (i) beneficially owns 80,650 shares of Topco through Chizen Family Investment Partnership, L.P.; and (ii) holds options with respect to 41,555 shares of Topco that are currently vested or that will vest within 60 days following February 1, 2016, which represents the vested portion of 63,940 outstanding options to purchase shares of Topco.

(8)
Ms. Chaffin (i) beneficially owns 8,065 shares of Topco; and (ii) holds options with respect to 8,870 shares of Topco that are currently vested or that will vest within 60 days following February 1, 2016, which represents the vested portion of 16,130 outstanding options to purchase shares of Topco.

(9)
Mr. Garlinghouse (i) beneficially owns 3,225 shares of Topco; and (ii) holds options with respect to 8,870 shares of Topco that are currently vested or that will vest within 60 days following February 1, 2016, which represents the vested portion of 16,130 outstanding options to purchase shares of Topco.

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

(13)
The number of percentage ownership of all members of the Operating Committee and executive officers, as a group, reflects (i) all of the 92.8% interest deemed to be owned by Permira Advisers LLC, with respect to which Mr. Ruder and Mr. Patel may be deemed to share beneficial ownership, (ii) the 7.2% interest deemed to be owned by the Spectrum Funds, with respect to which Mr. Parker may be deemed to share beneficial ownership (which beneficial ownership Mr. Parker expressly disclaims), and (iii) the shares of Topco owned indirectly by the members of the Operating Committee and the executive officers of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence
From time-to-time, we enter into transactions in the normal course of business with related parties. See Note 13 to the audited Consolidated Financial Statements for additional information regarding related party transactions.
Monitoring Agreement
Pursuant to a monitoring agreement with Permira and Spectrum we pay an annual advisory fee in the aggregate amount of $1.5 million and reimburse Permira and Spectrum for all reasonable expenses that they incur in connection with providing management services to us. The monitoring agreement also includes customary indemnification provisions. We incurred $1.5 million and $1.6 million, respectively, under these agreements in the fiscal years ended December 31, 2015 and 2014.
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
Director Independence
Our Operating Committee has determined that Ms. Chaffin and Mr. Garlinghouse are independent under the rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services
The following is a summary of the fees billed for professional services rendered by Ernst & Young LLP for the years ended December 31, 2015 and 2014:

Fee Category	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit fees	$1,107,072	$994,299
Audit-related fees	140,845	9,200
Tax fees	233,880	289,043
All other fees	1,995	1,995
Total fees	$1,483,792	$1,294,537
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
The Audit Committee pre-approved all services performed in 2015 and 2014.
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
(a) The following documents are filed as part of this Annual Report:
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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of October 21, 2012, by and among Global Generations International Inc., Global Generations Merger Sub Inc. and Ancestry.com Inc.	8-K	001-34518	Oct 22, 2012	2.1

3.1	Certificate of Formation of Ancestry.com LLC	S-4	333-189129-16	Jun 6, 2013	3.1

3.2††	Third Amended and Restated Limited Liability Company Agreement of Ancestry.com LLC	10-K	333-189129-16	Feb 19, 2015	3.2

4.1	Indenture, dated as of December 28, 2012, among Global Generations Merger Sub Inc., Anvil US 1 LLC and Wells Fargo Bank, National Association, as trustee	S-4	333-189129-16	Jun 6, 2013	4.1

4.1.1	Supplemental Indenture, dated as of December 28, 2012, among Ancestry.com Inc., Anvil US 1 LLC, Global Generations International Inc., Ancestry.com LLC, Ancestry.com DNA, LLC, TGN Services, LLC, We’re Related, LLC, Ancestry.com Operations Inc., iArchives, Inc. and Wells Fargo Bank, NA, as trustee.	10-K	333-189129-16	Feb 28, 2014	4.1.1

4.1.2	Second Supplemental Indenture, dated as of January 28, 2013, among Ancestry.com Inc., Anvilire Limited, Anvilire One Limited, Ancelux 3 S.á r.l., Ancelux 4 S.á r.l., Anvil US 2 LLC and Wells Fargo Bank, NA, as trustee.	10-K	333-189129-16	Feb 28, 2014	4.1.2

4.1.3	Third Supplemental Indenture, dated as of May 10, 2013, among Ancestry.com Inc., Ancestry.com LLC, Ancestry Information Operations Company, Ancestry International DNA Company and Wells Fargo Bank, NA, as trustee.	10-K	333-189129-16	Feb 28, 2014	4.1.3

4.1.4	Fourth Supplemental Indenture, dated as of May 10, 2013, among Ancestry.com Inc., Ancestry.com LLC, Ancestry Ireland DNA LLC and Wells Fargo Bank, NA, as trustee.	10-K	333-189129-16	Feb 28, 2014	4.1.4

4.1.5	Fifth Supplemental Indenture, dated as of September 27, 2013, among Ancestry.com Inc., Ancestry.com LLC, Anvilire Two and Wells Fargo Bank, NA, as trustee.	10-K	333-189129-16	Feb 28, 2014	4.1.5

4.1.6	Sixth Supplemental Indenture, dated as of December 23, 2013, among Ancestry.com Inc., Ancestry.com LLC, Find A Grave, Inc. and Wells Fargo Bank, NA, as trustee.	10-K	333-189129-16	Feb 28, 2014	4.1.6

4.1.7	Seventh Supplemental Indenture, dated as of December 29, 2014, among Ancestry.com Inc., Ancestry.com LLC, Ancestryhealth.com, LLC, Ancestry International DNA, LLC and Wells Fargo Bank, NA, as trustee.	10-K	333-189129-16	Feb 19, 2015	4.1.7

4.1.8	Eighth Supplemental Indenture, dated as of August 28, 2015, among Ancestry.com Inc., Ancestry.com LLC, Ancestryhealth.com, LLC, Ancestry International DNA, LLC and Wells Fargo Bank, NA, as trustee.	10-Q	333-189129-16	Oct 30, 2015	4.1

4.2	Form of 11.00% Senior Notes due 2020 (included as part of Exhibit 4.1 above)	S-4	333-189129-16	Jun 6, 2013	4.2

4.3	Registration Rights Agreement, dated as of December 28, 2012, among Global Generations Merger Sub Inc., Anvil US 1 LLC and Morgan Stanley & Co. LLC, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and RBC Capital Markets, LLC as representatives of the initial purchasers	S-4	333-189129-16	Jun 6, 2013	4.3

4.3.1	Joinder to the Registration Rights Agreement, dated as of December 28, 2012, among Ancestry.com Inc., Global Generations International Inc., Ancestry.com LLC, Ancestry.com DNA, LLC, iArchives, Inc., Ancestry.com Inc., Global Generations International Inc., Ancestry.com LLC, Ancestry.com DNA, LLC, iArchives, Inc., TGN Services, LLC, We’re Related, LLC and Ancestry.com Operations Inc. and Morgan Stanley & Co. LLC, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and RBC Capital Markets, LLC as representatives of the initial purchasers	S-4	333-189129-16	Jun 6, 2013	4.3.1

10.1†	MyFamily.com, Inc. Executive Stock Plan	S-1/A	333-160986	Sep 15, 2009	10.3

10.2†	Generations Holdings, Inc. 2008 Stock Purchase and Option Plan	S-1/A	333-160986	Sep 15, 2009	10.4

10.3†	Amendment No. 1 to Generations Holdings, Inc. 2008 Stock Purchase and Option Plan	10-K	001-34518	Mar 8, 2011	10.5

10.4†	Ancestry.com Inc. 2009 Stock Incentive Plan	S-1/A	333-160986	Sep 15, 2009	10.5

10.5†	Amendment No. 1 to Ancestry.com Inc. 2009 Stock Incentive Plan	10-K	001-34518	Mar 8, 2011	10.7

10.6†	Amended and Restated Ancelux Topco S.C.A. Equity Incentive Plan	10-Q	333-189129-16	Oct 30, 2015	10.2

10.7†	Form of Option Agreement (Sullivan and Hochhauser) for Ancelux Topco S.C.A. Equity Incentive Plan	S-4	333-189129-16	Jun 6, 2013	10.9

10.8†	Form of Option Agreement (Other Officers) for Ancelux Topco S.C.A. Equity Incentive Plan	S-4	333-189129-16	Jun 6, 2013	10.10

10.9†	Form of Option Agreement (General Form) for Ancelux Topco S.C.A. Equity Incentive Plan	S-4	333-189129-16	Jun 6, 2013	10.26

10.10†	Form of Option Agreement (General Form) for Ancelux Topco S.C.A. Equity Incentive Plan					X

10.11†	Form of Restricted Share Unit Agreement for Ancelux Topco S.C.A. Equity Incentive Plan	S-4	333-189129-16	Jun 6, 2013	10.27

10.12	Credit and Guaranty Agreement, dated as of August 28, 2015, among Ancestry.com LLC, Ancestry US Holdings Inc., Ancestry.com Inc., the Subsidiary Guarantors parties thereto, the several lenders parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.	8-K	333-189129-16	Aug 31, 2015	10.1

10.13	Transaction and Monitoring Fee Agreement, dated as of December 28, 2012, by and among Ancestry.com Inc., Permira IV Limited, Permira Advisers LLC and Applegate & Collatos, Inc.	S-4	333-189129-16	Jun 6, 2013	10.2

10.14†	Ancestry.com Inc. Description of 2015 Performance Incentive Program	10-K	333-189129-16	Feb 19, 2015	10.14

10.15†	Ancestry.com Inc. Description of 2016 Performance Incentive Program					X

10.16	Form of Indemnification Agreement to be entered into with each director, the CEO, CFO and the GC.	S-1/A	333-160986	Oct 20, 2009	10.19

10.17†	Employment Letter by and between Timothy Sullivan and Ancestry.com Inc., dated December 28, 2012	S-4	333-189129-16	Jun 6, 2013	10.13

10.18†	Amended and Restated Employee Rollover Stock Option Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Timothy Sullivan	S-4	333-189129-16	Jun 6, 2013	10.21

10.19†	Amended and Restated Employee Rollover Restricted Stock Unit Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Timothy Sullivan	S-4	333-189129-16	Jun 6, 2013	10.23

10.20†	Amendment to the Amended and Restated Employee Rollover Stock Option Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Timothy Sullivan	10-Q	333-189129-16	Oct 31, 2013	10.2

10.21†	Employment Letter by and between Howard Hochhauser and Ancestry.com Inc., dated December 28, 2012	S-4	333-189129-16	Jun 6, 2013	10.14

10.22†	Amended and Restated Employee Rollover Stock Option Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Howard Hochhauser	S-4	333-189129-16	Jun 6, 2013	10.22

10.23†	Amended and Restated Employee Rollover Restricted Stock Unit Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Howard Hochhauser	S-4	333-189129-16	Jun 6, 2013	10.24

10.24†	Amendment to the Amended and Restated Employee Rollover Stock Option Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Howard Hochhauser	10-Q	333-189129-16	Oct 31, 2013	10.3

10.25†	Employment Letter by and between William Stern and Ancestry.com Inc., dated June 10, 2014					X

10.26†	Employment Letter by and between Eric Shoup and Ancestry.com Inc., dated March 30, 2010	10-K	001-34518	Mar 8, 2011	10.34

10.27†	Amendment No. 1, dated July 22, 2010, to Offer Letter dated March 30, 2010, between Eric Shoup and Ancestry.com Inc.	10-K	001-34518	Mar 8, 2011	10.35

10.28†	Amendment No. 2, dated April 26, 2011, to Offer Letter dated March 30, 2010, between Eric Shoup and Ancestry.com Inc.	10-Q	001-34518	May 3, 2011	10.4

10.29†	Employment Letter by and between Scott Sorensen and Ancestry.com Inc., dated March 9, 2012	S-4	333-189129-16	Jun 6, 2013	10.18

10.30†	Employee Rollover Restricted Stock Unit Agreement by and among Ancelux Topco S.C.A. and Scott Sorensen	S-4	333-189129-16	Jun 6, 2013	10.25

10.31†	Employment Letter by and between Rob Singer and Ancestry.com LLC, dated October 19, 2010	10-K	333-189129-16	Feb 19, 2015	10.31

14.1	Code of Business Conduct	10-K	333-189129-16	Feb 28, 2014

21.1	List of Subsidiaries of Ancestry.com LLC					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

Report of Independent Registered Public Accounting Firm
The Operating Committee of Ancestry.com LLC
We have audited the accompanying consolidated balance sheets of Ancestry.com LLC as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), member’s interests, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ancestry.com LLC at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, effective March 31, 2015, the Company adopted, on a retrospective basis, a standard requiring debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.

/s/ Ernst & Young LLP
Salt Lake City, Utah
February 19, 2016

ANCESTRY.COM LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$128,157	$108,494
Restricted cash	2,412	49,086
Accounts receivable, net of allowances of $997 and $540 at December 31, 2015 and December 31, 2014, respectively	13,624	11,241
Prepaid expenses	12,228	9,830
Other current assets	6,288	1,813
Total current assets	162,709	180,464
Property and equipment, net	54,795	37,106
Content databases, net	282,281	282,815
Intangible assets, net	159,736	269,054
Goodwill	948,283	948,283
Other assets	13,956	3,175
Total assets	$1,621,760	$1,720,897
LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable	$13,120	$11,515
Accrued expenses	50,459	47,029
Acquisition-related liabilities	2,412	49,086
Deferred revenues	171,822	145,010
Current portion of long-term debt, net	7,087	46,537
Total current liabilities	244,900	299,177
Long-term debt, net	989,256	799,403
Deferred income taxes	59,809	110,184
Other long-term liabilities	46,877	16,406
Total liabilities	1,340,842	1,225,170
Commitments and contingencies
Member’s interests:
Member’s interests	422,603	666,830
Accumulated deficit	(141,685)	(171,103)
Total member’s interests	280,918	495,727
Total liabilities and member’s interests	$1,621,760	$1,720,897
See accompanying notes to Consolidated Financial Statements

ANCESTRY.COM LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Subscription revenues	$584,075	$553,810	$499,557
Service and other revenues	99,030	65,734	40,834
Total revenues	683,105	619,544	540,391
Costs of revenues:
Cost of subscription revenues	103,051	95,899	86,889
Cost of service and other revenues	60,668	43,654	28,553
Total cost of revenues	163,719	139,553	115,442
Gross profit	519,386	479,991	424,949
Operating expenses:
Technology and development	97,105	94,221	85,723
Marketing and advertising	171,094	168,536	145,103
General and administrative	54,427	60,971	55,691
Amortization of acquired intangible assets	109,318	147,681	185,193
Total operating expenses	431,944	471,409	471,710
Income (loss) from operations	87,442	8,582	(46,761)
Interest expense, net	(81,056)	(69,680)	(97,837)
Other expense, net	(334)	(368)	(655)
Income (loss) before income taxes	6,052	(61,466)	(145,253)
Income tax benefit	23,366	42,738	65,553
Net income (loss)	$29,418	$(18,728)	$(79,700)
See accompanying notes to Consolidated Financial Statements

ANCESTRY.COM LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$29,418	$(18,728)	$(79,700)
Other comprehensive income (loss)	—	—	—
Comprehensive income (loss)	$29,418	$(18,728)	$(79,700)
See accompanying notes to Consolidated Financial Statements

ANCESTRY.COM LLC
CONSOLIDATED STATEMENTS OF MEMBER’S INTERESTS
(in thousands)

	Member’s Interests	Accumulated Deficit	Total Member’s Interests
Balance as of December 31, 2012	$682,021	$(72,675)	$609,346
Investor interests issued under stock plans, net of shares withheld for employee taxes	(138)	—	(138)
Stock-based compensation	8,340	—	8,340
Proceeds from member’s capital contributions	2,557	—	2,557
Income tax benefit from stock awards	292	—	292
Net loss	—	(79,700)	(79,700)
Balance as of December 31, 2013	693,072	(152,375)	540,697
Stock-based compensation	8,009	—	8,009
Proceeds from member’s capital contributions	26	—	26
Income tax benefit from stock awards	3,333	—	3,333
Return-of-capital distributions	(37,610)	—	(37,610)
Net loss	—	(18,728)	(18,728)
Balance as of December 31, 2014	666,830	(171,103)	495,727
Stock-based compensation	7,720	—	7,720
Income tax benefit from stock awards	2,454	—	2,454
Return-of-capital distributions	(254,401)	—	(254,401)
Net income	—	29,418	29,418
Balance as of December 31, 2015	$422,603	$(141,685)	$280,918
See accompanying notes to Consolidated Financial Statements

ANCESTRY.COM LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income (loss)	$29,418	$(18,728)	$(79,700)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	21,823	21,498	16,931
Amortization of content databases	32,329	29,074	26,781
Amortization of acquired intangible assets	109,318	147,681	185,193
Amortization of debt-related costs	18,855	9,350	26,898
Deferred income taxes	(50,482)	(55,019)	(70,633)
Stock-based compensation expense	7,683	8,004	8,324
Excess tax benefit from stock-based compensation	(27)	(4,063)	(292)
Non-cash adjustment to deferred revenues	—	—	21,115
Changes in operating assets and liabilities:
Accounts receivable	(2,383)	141	(293)
Other assets	(4,185)	336	(1,878)
Income taxes, net	3,818	10,768	45,867
Accounts payable and other liabilities	6,638	(868)	(15,130)
Deferred revenues	26,812	7,146	(204)
Net cash provided by operating activities	199,617	155,320	162,979
Investing activities:
Capitalization of content databases	(32,514)	(37,566)	(22,239)
Purchases of property and equipment	(15,117)	(21,821)	(26,714)
Issuance of related-party note receivable	(10,000)	—	—
Acquisition of business, net of cash acquired	—	—	(9,000)
Net cash used in investing activities	(57,631)	(59,387)	(57,953)
Financing activities:
Member’s capital contributions	—	26	2,557
Proceeds from exercise of stock options	—	—	457
Taxes paid related to net share settlement of stock-based awards	—	—	(595)
Excess tax benefits from stock-based compensation	27	4,063	292
Proceeds from credit facilities	727,650	—	—
Principal payments on debt	(586,370)	(37,572)	(47,896)
Payment of debt-offering costs	(9,229)	—	(8,938)
Return-of-capital distributions	(254,401)	(37,610)	—
Payment of contingent consideration	—	(2,900)	—
Net cash used in financing activities	(122,323)	(73,993)	(54,123)
Net increase in cash and cash equivalents	19,663	21,940	50,903
Cash and cash equivalents at beginning of period	108,494	86,554	35,651
Cash and cash equivalents at end of period	$128,157	$108,494	$86,554
Supplemental disclosures of cash flow information:
Cash paid for interest	$62,831	$60,450	$70,311
Cash paid (received) for income taxes	23,333	1,334	(40,601)
Supplemental disclosures of non-cash investing and financing activities:
Increase in estimated cost of construction of a building under a build-to-suit lease	$22,900	$—	$—
See accompanying notes to Consolidated Financial Statements

ANCESTRY.COM LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Ancestry.com LLC (the “Parent”) is a holding company, and all operations are conducted by its wholly-owned subsidiaries. Ancestry.com LLC and its subsidiaries are collectively referred to as “Ancestry.com” or the “Company.” Ancestry.com is a provider of family history and personal DNA testing services that derives revenue primarily from providing customers with a subscription to one of its websites and providing customers with insights to their ethnic origins based on results of a DNA test.
Ancestry.com LLC is a wholly-owned subsidiary of Ancestry.com Holdings LLC (“Holdings LLC”), which is controlled by Permira funds and co-investors (the “Sponsors”). Holdings LLC is a holding company with no material operations and limited assets other than its ownership of the membership interests of Ancestry.com LLC. Holdings LLC has no material liabilities outstanding to third parties other than the senior unsecured payment-in-kind toggle notes (the “PIK Notes”) as discussed further within Note 8 herein. Holdings LLC is not individually responsible for any liabilities of Ancestry.com LLC or its subsidiaries solely for reason of being a member or participating in the management of Ancestry.com LLC.
Basis of Presentation
The Consolidated Financial Statements include the accounts of Ancestry.com LLC and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation. The following prior period amounts have been reclassified to conform to the current year presentation of the financial statements:

•
deferred financing costs have been reclassified to be presented in the Consolidated Balance Sheets as a direct deduction from the debt liability rather than as an asset in accordance with Accounting Standards Update (“ASU”) 2015-03;

•	the current deferred income tax asset has been reclassified as non-current and netted against the non-current deferred income tax liability in accordance with ASU 2015-17;

•	the Income Tax Receivable line item has been reclassified to Other Current Assets on the Consolidated Balance Sheets; and

•	the Prepaid expenses and other current assets line item has been split into individual line items.
Refer to the Recent Accounting Pronouncements section below for further information on the adoption of ASU 2015-03 and ASU 2015-17. The following is a reconciliation of the effect of these reclassifications on the Company’s Consolidated Balance Sheet at December 31, 2014 (in thousands):

	At December 31, 2014
	As Reported	Adjustments	As Revised
Assets:
Income tax receivable	$458	$(458)	$—
Current deferred income taxes	5,277	(5,277)	—
Prepaid expenses and other current assets	12,143	(12,143)	—
Prepaid expenses	—	9,830	9,830
Other current assets	—	1,813	1,813
Other assets	28,514	(25,339)	3,175
Liabilities:
Current portion of long-term debt	47,495	(958)	46,537
Long-term debt, net	824,742	(25,339)	799,403
Deferred income taxes	115,461	(5,277)	110,184

Use of Estimates
The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ materially from these estimates.
The Company regularly evaluates its estimates to determine their appropriateness, including testing goodwill for impairment, recoverability of long-lived assets, income taxes, timing for recognition of AncestryDNA revenues, determination of the fair value of stock options included in stock-based compensation expense and construction costs incurred under build-to-suit leases, among others. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable, the results of which form the basis for the amounts recorded within the Consolidated Financial Statements.
Revenue Recognition
The Company recognizes revenue related to sales of subscriptions, products and services when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.
Subscription revenues are derived by providing access to the Company’s technologies and content on its various websites. Subscription fees are collected primarily from credit cards through the Company’s websites at the beginning of the subscription period. Subscription revenues are recognized ratably over the subscription period, ranging from one month to one year, net of estimated cancellations. Subscription revenues are not allocated to any free-trial periods the Company may offer.
Service and other revenues are generated primarily from sales of AncestryDNA testing services, family history research services and other products and services. The Company recognizes revenue from sales of its DNA testing services when the DNA results are delivered to the customer or when the likelihood of the DNA kit being submitted by the customer for testing is remote, as determined based on historical submission patterns. Revenues from family history research services are recognized upon completion of the service. Shipping fees billed to customers are included in Service and other revenues, and related shipping costs are included in Cost of service and other revenues.
The Company bundles its subscription services with other Ancestry services. For bundles containing multiple elements, revenue is allocated to the elements based on their relative selling price in accordance with the selling price hierarchy. Generally, the stand-alone selling price for each deliverable is determined by vendor specific objective evidence of fair value (“VSOE”), if such information is available. VSOE, generally, only exists when the Company sells the deliverable on a stand-alone basis and the majority of the selling prices fall within a reasonably narrow pricing range. In the absence of VSOE, third-party evidence of the selling price is used. Where neither VSOE nor third-party evidence exists for a given element, management’s best estimate of the selling price is used. Key factors that the Company considers in developing its best estimate of the selling price include historical sales prices, prices the Company charges for similar offerings, and the Company’s current pricing strategy. The subscription element is recognized over its estimated subscription period, and other elements are recognized upon shipment of the product or completion of the service.
The Company also periodically enters into agreements with third-parties to facilitate sales of its products and services and records revenue on either a gross or net basis in accordance with Financial Accounting Standards Board (“FASB”) ASC 605-45, “Revenue Recognition – Principal Agent Considerations.” In determining the appropriate treatment, the Company considers factors such as identification of the primary obligor, latitude in establishing price, determining product or service specifications and credit risk.
In certain sales transactions, the Company is required to collect and remit sales and value-added taxes. The Company accounts for these taxes on a net basis and such taxes are not included in revenues on the Consolidated Statements of Operations.
The Company maintains an allowance for future subscription cancellations and returns based on historical trends and data specific to each reporting period. The historical cancellation and returns rates are applied to the current period’s revenues as a basis for estimating future returns. Actual customer subscription cancellations and returns are charged against this allowance or against deferred revenue to the extent that revenue has not yet been recognized. This allowance has been reflected as a reduction of revenue and accounts receivable.

The following table summarizes the activity for the sales returns allowances (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$540	$605	$661
Amounts reserved against revenue	2,640	2,289	1,900
Actual returns	(2,507)	(2,354)	(1,956)
Balance at end of period	$673	$540	$605
Cost of Revenues
Cost of subscription revenues consists of amortization of content databases, web server operating costs, credit card processing fees, personnel-related costs of web support and customer service employees, and outside service costs for customer services. Web server operating costs include depreciation, software licensing on web servers and related equipment and web hosting costs.
Cost of service and other revenues consists of AncestryDNA direct costs, personnel-related costs of customer service and other fulfillment employees, shipping costs, and credit card processing fees.
Certain Risks and Concentrations
Financial instruments that potentially subject the Company to credit risk consist principally of cash equivalents and accounts receivable. Cash equivalents are comprised of money market funds. Accounts receivable are unsecured and include receivables from businesses and individual customers. No one customer accounted for more than 10% of the Company’s revenues for the years ended December 31, 2015, 2014 and 2013. One customer accounted for 19% and 14% of accounts receivable at December 31, 2015 and 2014, respectively. The customer that accounted for more than 10% of the Company’s accounts receivable balances, which are not material as a percentage of revenues, is a business with extended payment terms that is responsible for the sale of various Company services.
Cash and Cash Equivalents
Cash and cash equivalents consists of highly liquid investments with original maturities of three months or less.
Restricted Cash
As of December 31, 2015, restricted cash consists primarily of cash related to prior acquisitions. As of December 31, 2014, restricted cash also consisted of cash held on behalf of stockholders who exercised their appraisal rights in connection with the Merger, as defined and discussed further in Note 11. As of December 31, 2015 and 2014, the Company had restricted cash of $2.4 million and $49.1 million, respectively, all of which is classified as current assets on the Consolidated Balance Sheet.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and are non-interest-bearing. Accounts receivable consists of credit card charges processed by the Company’s credit card processors but not yet deposited into a Company bank account and receivables from businesses with extended payment terms responsible for the sale of various Company services and products. The Company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. The allowance for doubtful accounts was immaterial as of December 31, 2015 and 2014.
Inventory
Inventory consists primarily of DNA testing kits, which are classified as finished goods and are stated at lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The Company maintains an allowance for excess and obsolete inventory based on historical sales and current inventory levels. Inventory is included in Other current assets on the Consolidated Balance Sheets. Net inventory was immaterial as of December 31, 2015 and 2014.

Property and Equipment
Property and equipment are recorded at cost and are stated net of accumulated depreciation. Property and equipment acquired in business combinations are recorded at estimated fair value. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are three years for computer equipment, purchased software and furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets, generally five years. Repairs and maintenance costs are expensed as incurred. Major renewals and improvements that extend the useful lives of existing assets are capitalized and depreciated over their estimated useful lives.
The Company establishes assets and liabilities for the estimated construction costs incurred under build-to-suit lease arrangements where the Company is considered the owner for accounting purposes only, to the extent the Company is involved in the construction of the asset or takes construction risk prior to commencement of a lease. Upon completion of the construction of facilities under build-to-suit leases, the Company evaluates whether these arrangements meet the criteria for sale-leaseback accounting treatment. If the lease does not meet sale-leaseback criteria, the Company will treat the build-to-suit as a financing obligation and lease payments will be attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense (which is considered an operating lease) representing an imputed cost to lease the underlying land of the facility. In addition, the underlying building asset will be depreciated over the building’s estimated useful life. At the conclusion of the lease term, the net book values of the asset and financing obligation would be derecognized.
The Company capitalizes certain internal-use software and website development costs during the application and development stage related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. These costs are generally amortized on a straight-line basis over the estimated useful life of the asset to Cost of revenues. Costs associated with minor enhancements and maintenance for the Company's websites are expensed as incurred.
Content Databases
Content databases consists of historical family history records, including census records, birth records, marriage records, death records, immigration documents, photographs, maps, military records, newspapers and other collections that the Company has accumulated in its databases. These records have been digitized and indexed to allow subscribers to search and view the content online and include the costs to acquire or license the historical records, costs incurred by Company employees or by third parties to scan, key and index the content and the fair value allocated to content databases in business acquisitions. The Company does not capitalize any costs associated with the value of its DNA content. The Company also occasionally enters into non-monetary exchanges in order to obtain content records, which are accounted for under ASC 845 Nonmonetary Transactions. The Company generally amortizes content databases on a straight-line basis over 10 years after the content is released for viewing on the Company’s websites. The amortization expense associated with content databases is included in cost of subscription revenues in the Consolidated Statements of Operations. Costs to renew or extend the term of licensed content databases are capitalized and expensed over the life of the license.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized but rather tested for impairment at least annually or more frequently if events or changes in circumstances indicate that it may be impaired. The Company conducts its annual impairment test as of November 30 based on a single reporting unit. Impairment loss, if any, is recognized when the fair value of goodwill is less than its carrying value. No impairment losses related to goodwill were recognized for the years ended December 31, 2015, 2014 and 2013.
Intangible Assets
The Company amortizes its finite-lived intangible assets over their estimated useful lives, ranging from one to 10 years using methods, which approximate the pattern in which the underlying economic benefits are consumed.
Recoverability of Long-Lived Assets
The Company reviews content databases, property and equipment and intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows that the asset or asset group is expected to generate. If assets are determined to be impaired, the impairment loss to be recognized equals the amount that the carrying value of the asset or group of assets exceeds its fair value. Impairment losses recognized for the years ended December 31, 2015, 2014 and 2013 were immaterial.

Debt Financing Costs
Costs related to debt financing are deferred and amortized to interest expense over the terms of the underlying debt instruments using the effective-interest method. See Note 8 for further discussion.
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
Foreign Currency
The financial statements of foreign subsidiaries whose functional currency is the U.S. dollar are remeasured into U.S. dollars using period-end or historical exchange rates for assets and liabilities and average exchange rates for the period for revenues and expenses. Net foreign currency remeasurement gains and losses are included in Other expense, net in the accompanying Consolidated Statements of Operations. Net foreign currency remeasurement gains and losses were immaterial for the years ended December 31, 2015, 2014 and 2013.
Net gains and (losses) related to foreign currency transactions are included in Other expense, net in the accompanying Consolidated Statements of Operations. Net gains and losses from foreign currency transactions were immaterial for the years ended December 31, 2015, 2014 and 2013.
Stock-Based Compensation
The Company’s stock-based compensation plan allows for the issuance of stock-based awards, including stock options and restricted share units (“RSUs”) to employees, officers and directors. As of December 31, 2015 and 2014, outstanding stock-based awards are in an indirect parent entity of the Company. Each award represents a contingent right to receive an equivalent investor interest upon exercise of the option or vesting of an RSU.
Stock-based compensation expense is recorded by amortizing the fair value of each stock-based award expected to vest on a straight-line basis over the requisite service period of the award. The fair value of each stock option award is calculated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires various assumptions, including fair value of the underlying investor interest, volatility, expected option life, risk-free interest rate and expected dividends. The fair value of the underlying investor interest is determined based on the fair value as of the grant date.
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
External Marketing and Advertising
The Company expenses the production costs of advertising the first time the advertising takes place. All other types of marketing and advertising costs are expensed as incurred. Total external marketing and advertising expenses were $146.3 million, $143.8 million, and $120.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Research and Development
All expenditures for research and development are charged to technology and development expense as incurred.
Recent Accounting Pronouncements
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. Deferred tax assets and deferred tax liabilities have historically been separated between current and non-current; however, this amendment, in connection with the FASB’s Simplification Initiative, requires these items now be classified as non-current in the balance sheet. For public business entities, this becomes effective December 15, 2016 and all interim periods within those annual periods. For all other entities this is effective December 15, 2017 and interim periods beginning after December 15, 2018. Early adoption is permitted, and the application of this amendment may be applied prospectively or retrospectively. The Company early adopted this standard as of December 31, 2015 and applied the guidance retrospectively. The effect of the adoption of ASU 2015-17 on the Company’s Consolidated Balance Sheet at December 31, 2014 is shown in the Basis of Presentation section above.
In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability instead of being presented as an asset. This guidance is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. For all other entities, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The new guidance is to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance and represents a change in accounting principle. The Company early adopted this standard as of March 31, 2015. The effect of the adoption of ASU 2015-03 on the Company’s Consolidated Balance Sheet at December 31, 2014 is shown in the Basis of Presentation section above.
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
2. CASH AND CASH EQUIVALENTS
Cash and cash equivalents consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Cash	$46,616	$63,995
Cash equivalents:
Money market funds	81,541	44,499
Total cash and cash equivalents	$128,157	$108,494
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

Cash equivalents are classified as Level 1 as they have readily available market prices in an active market. There were no movements between fair value measurement levels of the Company’s cash equivalents during the years ended December 31, 2015 and 2014. The following table summarizes the financial instruments of the Company at fair value based on the valuation approach applied to each class of security as of December 31, 2015 (in thousands):

	Fair Value Measurement at Reporting Date Using
	Carrying Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$81,541	$81,541	$—	$—
Total assets	$81,541	$81,541	$—	$—
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
The carrying amounts as of December 31, 2015 and December 31, 2014 for accounts receivable and accounts payable approximated their fair values due to the immediate or short-term maturities of these financial instruments. As of December 31, 2015, the fair value of debt was $1.0 billion compared to $911.8 million at December 31, 2014. The fair value of debt was considered a Level 2 measurement as the value was determined using observable market inputs, such as current interest rates, credit quality and prices observable from less active markets.
4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Computer equipment	$62,257	$49,779
Purchased software and web-site development costs	9,376	7,148
Furniture and fixtures	6,829	6,507
Leasehold improvements	12,262	11,917
Construction-in-progress, subject to a build-to-suit lease	23,914	—
Gross property and equipment	114,638	75,351
Less: accumulated depreciation	(59,843)	(38,245)
Property and equipment, net	$54,795	$37,106

In January 2015, the Company entered into a build-to-suit lease agreement for a new corporate headquarters, which is currently being constructed in Lehi, Utah. The lease has an anticipated start date of mid-2016 with a 10-year initial term and $37.6 million of lease payments. The Company has concluded that it is the deemed owner of the building (for accounting purposes only) during the construction period. Accordingly, the Company has recorded a construction-in-progress asset as a component of Property and equipment, net of $23.9 million for which there is a corresponding construction financing obligation of $22.9 million recorded as a component of Other long-term liabilities in its Consolidated Balance Sheet as of December 31, 2015. The Company will continue to increase the construction-in-progress asset and corresponding long-term liability as additional building costs are incurred by the landlord during the construction period. Upon completion of the construction, the Company will evaluate whether or not this arrangement meets the criteria for sale-leaseback accounting treatment.
5. CONTENT DATABASES
Content databases consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Content databases	$347,168	$298,737
Content databases not yet placed in service	23,508	40,142
Gross content databases	370,676	338,879
Less: accumulated amortization	(88,395)	(56,064)
Content databases, net	$282,281	$282,815
As of December 31, 2015, future content database amortization expense is expected to be $34.8 million for 2016 and $34.7 million for each of the next four years.
6. INTANGIBLE ASSETS AND GOODWILL
Intangible assets consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Subscriber relationships and contracts	$221,400	$(199,245)	$22,155	$221,400	$(155,112)	$66,288
Core technology	247,300	(197,582)	49,718	247,300	(147,713)	99,587
Trademarks and trade names	118,170	(36,353)	81,817	118,170	(24,390)	93,780
Other intangible assets	16,530	(10,484)	6,046	16,530	(7,131)	9,399
Intangible assets	$603,400	$(443,664)	$159,736	$603,400	$(334,346)	$269,054
The following schedule summarizes the future expected amortization expense of acquired intangible assets as of December 31, 2015 for the years indicated (in thousands):

Years Ended December 31,
2016	$71,238
2017	30,363
2018	11,814
2019	11,701
2020	11,636
There were no changes in the carrying amounts of goodwill during the year ended December 31, 2015.

7. DEFERRED REVENUE
Deferred revenue consisted of the following (in thousands):

	December 31, 2015	December 31, 2015
Subscription deferred revenue	$133,115	$127,173
Service and other deferred revenue	38,707	17,837
Total deferred revenue	$171,822	$145,010
8. DEBT
Credit Facility
In August 2015, Ancestry.com Inc. (the “Issuer”), a subsidiary of the Parent, entered into a new credit facilities (the “New Credit Facilities”), which consists of a $735.0 million senior secured term loan facility (the “New Term Loan”) that matures August 2022 and an $80.0 million senior secured revolving credit facility (the “Revolving Facility”) that matures August 2020. The New Term Loan was issued at 99.0% of par or an original issue discount of $7.4 million. In addition, the Company incurred $9.2 million in customary fees and expenses as a part of this transaction. On that same date, the Issuer repaid $554.5 million and all outstanding interest under its then existing senior secured credit facilities (the “Prior Credit Facilities”), which as of the date of repayment had outstanding $449.0 million under a Term B-1 Loan (the “Term B-1 Loan”) and $105.5 million outstanding under the Term B-2 Loan (the “Term B-2 Loan”). The Company's indirect parent entity used the net proceeds from the debt transaction and cash-on-hand to pay a return-of-capital distribution of $215.0 million to its shareholders and vested stock-based award holders in September 2015. See Note 9 for additional information about the return-of-capital distribution.
In accordance with ASC 470-50 Debt – Modifications and Extinguishments, the Company performed an analysis on a creditor-by-creditor basis to determine if the debt instruments were substantially different. As a result of this analysis, the Company recorded $10.5 million of additional interest expense, consisting of $3.7 million of original issue discount and deferred financing costs associated with the Prior Credit Facilities and $6.8 million of the $16.6 million of total costs incurred as a part of this transaction. The original issue discount and deferred financing costs associated with new creditors and creditors under both the Prior Credit Facilities and New Credit Facilities, whose debt instruments were not deemed to be substantially different, will be amortized to interest expense over the debt term using the effective-interest method.
Amounts borrowed under the New Term Loan are required to be paid in equal quarterly installments of 0.25% of the original principal amount with the balance payable upon maturity. If the Issuer's 11% senior notes due in December 2020 (the “Notes”) are outstanding 91 days prior to the Notes' maturity date (the “Springing Maturity Date”), the New Credit Facilities will mature on the Springing Maturity Date rather than August 2022. Additionally, subject to certain conditions, a mandatory repayment may be required to be made annually beginning with the fiscal year ended December 31, 2016. The mandatory repayment may be up to 50% of excess cash flow, based on the Company’s first lien leverage ratio (the “First Lien Leverage Ratio”) as defined in the credit agreement and net cash proceeds of certain other transactions as calculated at the end of each fiscal year. The Parent and certain of its subsidiaries guarantee the New Credit Facilities. All obligations under the New Credit Facilities are secured by a perfected first priority lien in substantially all of the Company’s tangible and intangible assets.

The New Term Loan and Revolving Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable margin plus, at the Issuer’s option, either: (a) a base rate determined by reference to the highest of (i) the administrative agent's prime rate at such time, (ii) 0.50% in excess of the overnight federal funds rate at such time and (iii) the LIBOR rate that is in effect for a LIBOR loan with an interest period of one month plus 1.00%, provided that the base rate for the New Term Loan is not less than 2.00% per annum; or (b) a LIBOR rate, provided that the LIBOR rate for the New Term Loan is not less than 1.00% per annum. The applicable margin shall mean either: (i) in the case of initial term loans maintained as (a) base-rate loan, 3.00%, or (b) LIBOR loans, 4.00%, (ii) in the case of initial revolving loans maintained as (a) base-rate loans or swingline loans, 2.75% and (b) fixed-rate loans, 3.75%. The applicable margin for the Revolving Facility is subject to step-ups and step-downs based on the Company’s First Lien Leverage Ratio. The Issuer is also required to pay a commitment fee of 0.50% per annum on the unutilized commitments under the Revolving Facility, which fee decreases to 0.375% if the First Lien Leverage Ratio is less than or equal to 1.70 to 1.00. As of December 31, 2015, the interest rate on the New Term Loan was equal to a LIBOR floor of 1.00% plus the applicable margin of 4.00%. The interest rates on the Term B-1 Loan and the Term B-2 Loan under the Prior Credit Facilities were equal to a LIBOR floor of 1.00% plus applicable margins of 3.50% and 3.00%, respectively. Additionally, the effective interest rate of the New Term Loan is approximately 5.7% while the effective interest rates of the Term B-1 Term Loan and the Term B-2 Loan under the Prior Credit Facilities were approximately 5.9%.
As of December 31, 2015, no funds had been drawn against the Revolving Facility. Borrowings under the Revolving Facility may be used for the purpose of general working capital, capital expenditures and other general corporate purposes. The New Credit Facilities also provide for a swingline subfacility of $25.0 million, a letter of credit subfacility of $50.0 million and an uncommitted incremental facility in an amount not to exceed the sum of (i) an unlimited amount if, on the date of issuance the total net secured leverage ratio would be less than or equal to 3.00 to 1.00, (ii) to the extent not funded with the proceeds of long-term indebtedness, all prior voluntary prepayments, and (iii) $100.0 million, subject to certain conditions.
The New Credit Facilities permits restricted payments, including dividends, out of available amounts, as defined in the credit agreement. The available amount formulation includes a starter amount of $75.0 million and is adjusted quarterly based on consolidated net income, as defined in the credit agreement, beginning June 30, 2015 plus other additions as listed in the credit agreement. Separately, the New Credit Facilities have a general basket for restricted payments of the greater of $50 million per annum and 20.5% of the last twelve months of EBITDA as defined by the credit agreement. The New Credit Facilities contain customary affirmative and negative covenants and events of default. The Revolving Facility contains a financial covenant prohibiting the First Lien Leverage Ratio from being greater than 4.00, which is tested quarterly when utilization of the Revolving Facility (excluding letters of credit less than or equal to $10.0 million) is greater than 30% of total commitments under the Revolving Facility. Without the written consent of the required lenders, the Issuer is not permitted to incur loans under the Revolving Facility unless it is in compliance with the Financial Covenant as of the last day of the most recently completed test period. As of December 31, 2015, the Company was in compliance with all covenants of the New Credit Facilities.
The Issuer, at its discretion, has also entered into interest rate cap agreements with the following terms as of December 31, 2015: (i) $190.0 million total notional amount that currently caps the three-month LIBOR rate at 1.50% expiring March 31, 2016 (ii) $200.0 million total notional amount that caps the three-month LIBOR rate at 2.00% commencing March 31, 2016 and expiring December 30, 2016 and (iii) $300.0 million total notional amount that caps the three-month LIBOR rate at 2.00% commencing December 30, 2016 and expiring June 29, 2018. Changes in the fair value of the interest rate caps are recorded to interest expense in the Consolidated Statements of Operations during the period of the change. For the year ended December 31, 2015, the Company recorded interest expense of $1.1 million related to the change in the fair value of the interest rate caps. The change in fair value of the interest rate caps for the year ended December 31, 2014 was immaterial. In addition, the fair value of the interest rate caps as of December 31, 2015 and December 31, 2014 was immaterial.
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
Outstanding long-term debt consists of the following (in thousands):

	December 31, 2015			December 31, 2014
	Outstanding Principal	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount	Outstanding Principal	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
New Term Loan	$733,163	$(26,222)	$706,941	$—	$—	$—
Term B-1 Loan	—	—	—	452,533	(21,763)	430,770
Term B-2 Loan	—	—	—	132,000	(4,758)	127,242
Notes	300,000	(10,598)	289,402	300,000	(12,072)	287,928
Total debt	1,033,163	(36,820)	996,343	884,533	(38,593)	845,940
Less: Current portion	(7,350)	263	(7,087)	(48,348)	1,811	(46,537)
Long-term debt	$1,025,813	$(36,557)	$989,256	$836,185	$(36,782)	$799,403
The following is a schedule by year of future principal payments as of December 31, 2015 (in thousands):

Years Ending December 31,	New Term Loan	Notes	Total
2016	$7,350	$—	$7,350
2017	7,350	—	7,350
2018	7,350	—	7,350
2019	7,350	—	7,350
2020	7,350	300,000	307,350
Thereafter	696,413	—	696,413
Total future principal payments	$733,163	$300,000	$1,033,163
Ancestry.com Holdings LLC Senior Unsecured PIK Notes
The Company’s parent, Holdings LLC, previously issued $400.0 million of PIK Notes due October 15, 2018. In March 2015, Holdings LLC repurchased $9.8 million of the PIK Notes plus accumulated interest. To fund this repurchase, the Company issued a $10.0 million note receivable to Holdings LLC at 5% interest payable annually with a maturity date of December 31, 2017, which is subordinated to the PIK Notes. This note is recorded as a related-party note receivable in Other assets in the Consolidated Balance Sheet.
Interest on the PIK Notes is payable semi-annually in arrears on April 15 and October 15 each year through maturity. The first and last interest payments on the PIK Notes are required to be payable entirely in cash. All other interest payments are required to be paid in cash, subject to cash availability and restricted payment capacity, as defined in the indenture. If interest payments are not required to be paid in cash, Holdings LLC will be entitled to pay all or a portion of the interest payment by increasing the principal amount of the PIK Notes or issuing new PIK Notes in an amount equal to the interest payment for the applicable interest period (“PIK Interest”). Cash interest on the PIK Notes will accrue at the rate of 9.625% per annum; PIK Interest will accrue at the rate of 10.375% per annum. Holdings LLC may redeem all or any portion of the PIK Notes at any time prior to October 15, 2016 at a price equal to 102% of the aggregate principal plus accrued interest; subsequent to October 15, 2016 but before October 15, 2017, the PIK Notes may be redeemed at a price equal to 101% of the aggregate principal plus accrued interest. The PIK Notes may be redeemed at par plus accrued interest subsequent to October 15, 2017.

The PIK Notes are senior unsecured obligations of Holdings LLC and are structurally subordinated to all the Company’s existing and future indebtedness. Additionally, the Company did not guarantee the PIK Notes, nor were any of its assets pledged as collateral for the PIK Notes. As the Company is not an obligor or a guarantor on the PIK Notes, the debt is recorded only in the financial statements of Holdings LLC and is not reflected in the Consolidated Financial Statements of the Company. While not required, the Company has made and intends to make future payments to Holdings LLC in order to fund payments related to the PIK Notes, provided that such payments are permitted under the covenants of the New Credit Facilities and the Notes. For the years ended December 31, 2015 and December 31, 2014, the Company declared and paid its parent, Holdings LLC, return-of-capital distributions of $38.4 million and $37.6 million, respectively, related to the PIK Notes.
9. STOCK-BASED AWARDS
The Company’s indirect parent adopted the Ancelux Topco S.C.A. Equity Incentive Plan (the “Topco Plan”), which provides for employees, directors and consultants of the Company to be granted options and RSUs, which represent the option to purchase or rights to own investor interests in an indirect parent entity of the Company, respectively. Under the Topco Plan, an aggregate of 613,710 investor interests may be the subject of grants of options or restricted share units (subject to adjustment as provided in the Plan), of which 76,597 remain available for grant as of December 31, 2015. All awards granted and outstanding pursuant to these plans have a term not greater than 10 years from the original date of grant.
In 2015, the Company’s indirect parent entity paid return-of-capital distributions to its shareholders and stock-based award holders of $216 million. Under the terms of the Topco Plan and the predecessor plans under which the equity awards were issued, an equitable adjustment was required to be made to all stock-based awards outstanding upon a return-of-capital distribution such that no dilution or enlargement of benefits occurred. The stock-based awards outstanding as of the date of the distribution were modified as follows:

•	Vested option holders received an immediate cash distribution.

•
Unvested option holders will receive a cash distribution upon vesting of the original award. Options granted typically vest over a five-year term with 20% of the options vesting on the first anniversary of the grant date and the remainder vesting in equal quarterly installments over the next 16 quarters thereafter.

•
RSU holders either received an immediate cash distribution or will receive a cash distribution upon vesting of the awards dependent upon the terms of the individual award and the equity plan under which the award was originally granted.

In accordance with ASC 718, Compensation-Stock Compensation, the changes to the awards were accounted for as a modification. As such, the fair value of each award immediately before and after the modification was compared, and no incremental stock-compensation was recognized. As of December 31, 2015, a maximum of $14.0 million of future cash distributions may be paid over the next five years contingent upon vesting of the original awards as a result of this modification.
Stock Options
Stock options granted are in an indirect parent entity of the Company and entitles the grantee to an investor interest in that entity upon exercise. Proceeds from option exercises are paid to the Company’s indirect parent entity, which issues the equity awards. The activity for stock options in the indirect parent entity of the Company for the year ended December 31, 2015 was as follows:

	Number of Units (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	446	$71.86
Granted	86	126.78
Exercised	(47)	68.86
Forfeited/Expired	(42)	73.78
Outstanding at December 31, 2015	443	82.69	7.9	$19,938
Exercisable at December 31, 2015	142	71.09	7.5	7,585
Vested and expected to vest at December 31, 2015	417	82.99	7.7	18,708

The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires various assumptions, including fair value of the underlying investor interest, volatility, expected option life, risk-free interest rate and expected dividends. The fair value of the underlying investor interest was based on the fair value on the grant date. The expected term was based on the remaining contractual term of the options and the expected exercise behavior of employees. Expected volatility was calculated based on the volatilities of a peer group of companies. The risk-free interest rate of the option is based on the U.S. Treasury rate for the expected term of the option. The following weighted-average assumptions were used in the Black-Scholes calculations:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	43.3%	46.0%	44.9%
Expected term (in years)	4.0	4.4	4.8
Weighted-average risk-free interest rate	1.2%	1.5%	0.9%
Weighted-average fair value of the underlying common stock	$126.78	$79.03	$144.26
Expected dividends	—	—	—

Additional information regarding stock options was as follows (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Weighted-average grant date fair value of options granted	$44.25	$30.84	$56.44
Total intrinsic value of options exercised	1,619	3,441	26,692

Restricted Share Units
Each RSU entitles the grantee to an investor interest in an indirect parent entity of the Company, or, at the discretion of the indirect parent entity, cash equal to the fair market value of the award at the settlement date. RSU activity for the year ended December 31, 2015 was as follows:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	38	$69.04
Granted	—	—
Vested	(21)	69.13
Forfeited	—	68.93
Outstanding at December 31, 2015	17	68.93
The total fair value of RSUs that vested for the years ended December 31, 2015, 2014 and 2013 were $2.4 million, $3.3 million and $2.0 million, respectively.

Summary of Stock-Based Compensation Expense
Stock-based compensation was included in the following captions within the Consolidated Statements of Operations (in thousands) for the following periods:

	Year Ended December 31,
	2015	2014	2013
Cost of revenues	$99	$113	$190
Technology and development	2,774	3,206	4,080
Marketing and advertising	597	957	1,006
General and administrative	4,213	3,728	3,048
Total stock-based compensation	$7,683	$8,004	$8,324
Unrecognized stock-based compensation for stock options and RSUs at December 31, 2015 was as follows (in thousands, except years):

	Unrecognized Stock-Based Compensation	Weighted Average Remaining Period of Recognition (in years)
Stock options	$11,754	3.0
RSUs	1,478	0.5
Total unrecognized stock-based compensation at December 31, 2015	$13,232
10. INCOME TAXES
Income (loss) before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income (loss) before income taxes
United States	$(72,556)	$(148,683)	$(197,976)
Foreign	78,608	87,217	52,723
Total income (loss) before income taxes	$6,052	$(61,466)	$(145,253)

The income tax benefit consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current income tax expense:
Federal	$23,724	$9,443	$2,769
State	1,201	2,456	1,040
Foreign	2,191	382	2,623
Total	27,116	12,281	6,432
Deferred income tax (benefit):
Federal	(49,765)	(54,314)	(68,549)
State	(2,195)	(3,747)	(3,381)
Foreign	1,478	3,042	(55)
Total	(50,482)	(55,019)	(71,985)
Income tax benefit	$(23,366)	$(42,738)	$(65,553)
Total income tax benefit differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before income tax expense as a result of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Computed expected tax expense (benefit)	$2,118	$(21,513)	$(50,839)
State income taxes, net of federal tax benefit	(945)	(1,799)	(2,141)
Foreign taxes at rates other than 35%	(19,925)	(19,834)	(6,464)
Shareholder appraisal litigation related to the Transaction	—	3,655	442
Domestic Manufacturing Deduction	(2,035)	—	—
Research and development tax credits	(3,215)	(2,384)	(6,671)
Other	636	(863)	120
Income tax benefit	$(23,366)	$(42,738)	$(65,553)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31, 2015	December 31, 2014
Deferred tax assets:
Deferred compensation	$4,191	$3,550
Net operating loss carryforwards — U.S.	4,805	5,769
Net operating loss carryforwards — Foreign	813	914
Tax credits	7,101	9,127
Deferred revenue differences	336	—
Interest limitation	23,320	21,602
Other accruals and reserves	3,366	2,497
Valuation allowance	(2,449)	(2,023)
Total gross deferred tax assets	41,483	41,436
Deferred tax liabilities:
Intangible assets	(90,552)	(129,750)
Content in process	(4,315)	(8,635)
Depreciation differences	(3,187)	(4,432)
Deferred financing costs	(3,132)	(8,803)
Total gross deferred tax liabilities	(101,186)	(151,620)
Net deferred tax liability	$(59,703)	$(110,184)
At December 31, 2015, the Company had $4.8 million in tax-effected federal and state net operating loss carryforwards that, if unused, begin expiring in 2019. Although a portion of these carryforwards are subject to the provisions of Internal Revenue Code Section 382, the Company does not believe these limitations will prevent the Company from fully utilizing these carryforwards. Additionally, the Company had $1.7 million in tax-effected foreign net operating loss carryforwards, which included $0.9 million of carryforwards related to excess tax benefits for stock-based compensation. These operating loss carryforwards, if unused, begin expiring in 2016. Finally, at December 31, 2015, the Company had $7.1 million in income tax credits, consisting primarily of federal and state research and development tax credits. These tax credits, if unused, begin expiring in 2018.
In assessing whether deferred tax assets would be realized, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences, net of the existing valuation allowance, as of December 31, 2015.
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Gross unrecognized tax benefits at beginning of period	$16,138	$8,671	$4,500
Decreases related to lapse of statute of limitations	(909)	(1,443)	(1,235)
Decreases related to effective settlements with taxing authorities	(243)	—	—
Increases related to tax positions taken in prior years	—	1,346	3,521
Increases related to tax positions taken in current year	6,810	7,564	1,885
Balance at end of period	$21,796	$16,138	$8,671

If recognized, the unrecognized tax benefit would reduce the Company’s effective tax rate. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties related to unrecognized tax benefits was immaterial as of December 31, 2015 and 2014 and for the years ended 2015, 2014 and 2013. The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefit may decrease within the next twelve months. The possible decrease could result from the expiration of various federal and state statutes of limitation, and relate primarily to various credits claimed in prior year tax returns. The estimated range of possible decreases in the unrecognized tax benefits in the next twelve months is $1.0 million to $1.5 million.
As of December 31, 2015 and 2014, the Company had a $4.6 million and $0.5 million income tax receivable, respectively, recorded within Other current assets on the Consolidated Balance Sheets. The Company files income tax returns primarily in the United States, Ireland and several foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities for years prior to 2011.
11. COMMITMENTS AND CONTINGENCIES
The Company has entered into non-cancelable operating leases for facilities and certain equipment. These leases are primarily for office space, which includes the Company’s corporate headquarters located in Provo, Utah and office space located in San Francisco, California. Rent expense for operating leases with escalating lease payment terms and rent holidays is recognized on a straight-line basis over the lives of the related leases. Rental expense for operating leases was approximately $6.3 million, $6.2 million, and $5.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company also entered into a build-to-suit lease arrangement for a new corporate headquarters in January 2015. See Note 4 for further information regarding this arrangement.
The following is a schedule by year of future minimum lease payments of for the Company's lease obligations at December 31, 2015 (in thousands):

Years Ending December 31,	Operating Leases	Build-to-Suit Lease Obligation	Total Lease Obligations
2016	$4,475	$—	$4,475
2017	3,440	3,354	$6,794
2018	3,934	3,438	$7,372
2019	1,953	3,525	$5,478
2020	679	3,613	$4,292
Thereafter	1,466	23,655	25,121
Total minimum lease payments	$15,947	$37,585	$53,532
The Company is required to make escalating minimum annual royalty payments per a 10-year content digitization and publication agreement. As of December 31, 2015, the Company had obligations totaling $20.0 million remaining under the terms of this contract.

General Legal Proceedings
On May 4, 2015, DNA Genotek Inc. (“Genotek”) filed a complaint against Ancestry.com DNA, LLC (“Ancestry DNA”) in the United States District Court for the District of Delaware (Case No. 1:15-cv-00355-SLR).  Genotek later filed an amended complaint on July 24, 2015 that asserts causes of action for (1) infringement of U.S. Patent No. 8,221,381; (2) breach of contract for allegedly breaching the Terms and Conditions that governed Ancestry DNA’s purchase of Genotek Saliva Collection Products; (3) conversion; (4) trespass to chattel; and (5) action to quiet title. Ancestry DNA filed a motion to dismiss Genotek’s willful infringement, conversion, trespass to chattel, and action to quiet title claims on August 10, 2015. Genotek responded to the motion to dismiss on September 3, 2015, and Ancestry DNA filed its reply brief on September 18, 2015. As of February 19, 2016, the Court has not yet ruled on this motion. On January 22, 2016, Genotek filed a second amended complaint that adds a false advertising and a false designation of origin claim. Ancestry DNA’s response to the second amended complaint is due on February 19, 2016. Genotek seeks preliminary and permanent injunctive relief, unspecified monetary damages, an award of Ancestry’s profits, and an award of Genotek’s costs and attorneys’ fees incurred in connection with this action. On October 20, 2015, AncestryDNA filed an Inter Partes Review Petition (IPR2016-00060) with the United States Patent and Trademark Office, challenging the validity of claims 1-20, 39-41, 43-47, and 49 of U.S. Patent No. 8,221,381. AncestryDNA intends to defend the litigation vigorously. While no assurances can be given as to outcomes or liability, if any, the Company does not believe that this litigation will be resolved in a manner that would have a material adverse effect on its financial statements.
On July 30, 2015 DNA Genotek, Inc. (“Genotek”) filed a complaint in the United States District Court for the District of Delaware against Spectrum DNA, Spectrum Solutions L.L.C., and Spectrum Packaging L.L.C. (collectively “Spectrum”) (Case No. 1:15-cv-00661-SLR). The complaint alleges that Spectrum’s sale of the saliva collection device created by AncestryDNA.com, LLC constitutes infringement of U.S. Patent No. 8,221,381. On January 22, 2016, Genotek filed a first amended complaint that added causes of action for false advertising and false designation of origin.  While Ancestry is not a party to this lawsuit, Ancestry has agreed to indemnify Spectrum against Genotek’s patent infringement claims. On August 24, 2015, Genotek filed a preliminary injunction motion seeking to enjoin Spectrum’s sales of saliva collection devices to parties other than Ancestry DNA.com, LLC. On September 4, 2015, Spectrum filed a motion to dismiss for lack of personal jurisdiction. On February 4, 2016, the Court issued an order denying both motions without prejudice and authorizing Genotek to pursue jurisdictional discovery. AncestryDNA intends to defend the litigation vigorously.  While no assurances can be given as to outcomes or liability, if any, the Company does not believe that this litigation will be resolved in a manner that would have a material adverse effect on its financial statements. The outcome of either of these Genotek matters is uncertain and cannot be predicted with any certainty.
On November, 16, 2015, Ancestry.com Operations Inc. and Ancestry.com DNA, LLC (collectively “Ancestry”) filed a complaint against DNA Diagnostic Center, Inc. (“DDC”) in the United States District Court for the Southern District of Ohio for trademark infringement, unfair competition, false advertising, and breach of contract (Case No. 1:15-cv-00737-SSB-SKB).  Ancestry’s claims relate to DDC’s unauthorized use of Ancestry’s registered Ancestry and AncestryDNA trademarks in its advertisements for a competing product and its use of close variations of Ancestry’s registered trademarks, which Ancestry contends has created consumer confusion.  Ancestry’s claims are also based upon DDC’s breach of a prior agreement with Ancestry that it would cease the allegedly infringing conduct and false advertising.  On January 19, 2016, DDC filed its Answer to Ancestry’s Complaint and filed several Counterclaims, including Counterclaims for trademark infringement, unfair competition, and for cancellation of Ancestry’s registered AncestryDNA trademark.  DDC’s Counterclaims are based upon its use and registration of the mark AncestryByDNA, notwithstanding Ancestry’s prior use of the Ancestry trademark since 1983.  Ancestry has also filed a motion for a preliminary injunction on its claims, the preliminary injunction hearing was held on January 29, 2016, and DDC has filed an opposition to the motion. On February 16, the Magistrate Judge granted Ancestry’s motion in part, enjoining DDC from using the trademarks “Ancestry,” “Ancestry DNA” and/or “DNA Ancestry.” Both parties have the right to appeal the decision to the District Judge. While the Company cannot assure the ultimate outcome of this litigation, it does not believe it will be resolved in a manner that would have a material adverse effect on its business.

As part of the acquisition of Archives.com from Inflection LLC, completed in August 2012, a Marketing Agreement between Inflection LLC and Z-CORP dba OneGreatFamily.com (“OGF”) was assigned to Ancestry.com Operations Inc. In 2014 OGF expressed concerns it was owed monies and demanded an accounting, which the Company offered. After refusing the Company’s offer to provide an accounting under the Marketing Agreement, on or about October 10, 2014, OGF initiated a lawsuit in the Fourth Judicial District Court of the State of Utah against Ancestry.com Inc. and Ancestry.com Operations Inc. The suit is captioned Z-CORP et al. v. Ancestry.com Inc. et al. (Civil No. 140401466), claiming alleged breach of contract, breach of implied covenant of good faith and fair dealing, conversion and intentional interference with prospective economic relations. OGF alleged damages totaling over $30 million plus punitive damages in an unspecified amount. On or about November 13, 2014 Ancestry.com filed a motion to dismiss the complaint in its entirety, for failing to state claims upon which relief may be granted. The Court heard oral arguments on the motion to dismiss on March 9, 2015. At the hearing, OGF conceded the law had changed regarding its intentional interference claim and it was dismissed without prejudice by consent of both parties.  On April 1, 2015, the court issued a ruling granting the motion to dismiss as to the remaining claims, with prejudice and on the merits. On May 13, 2015, OGF appealed the court’s ruling to the Utah Supreme Court, which subsequently assigned the appeal to the Utah Court of Appeals. OGF submitted their initial brief on September 4, 2015, and the Company filed its initial brief seeking to affirm the trial court on November 6, 2015. OGF filed a reply brief on January 8, 2016. OGF is appealing only the trial court’s dismissal of OGF’s claims for breach of contract, breach of implied covenant of good faith and fair dealing, and punitive damages.  The Utah Court of Appeals has not ruled on the appeal, but oral arguments have been scheduled for May 31, 2016. While the Company cannot assure the ultimate outcome of this matter, the Company does not believe that it will be resolved in a manner that would have a material adverse effect on its business.
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
12. GEOGRAPHIC INFORMATION
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. For the years ended December 31, 2015, 2014 and 2013 the Company was organized as, and operated in, one reportable segment.

The Company’s assets were primarily located in the United States and not allocated to any specific region. Total revenues were attributed by geographic location based on the location of the customer. The following presents total revenues by geographic region (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$548,981	$485,488	$417,221
United Kingdom	70,008	67,800	59,447
All other countries	64,116	66,256	63,723
Total revenues	$683,105	$619,544	$540,391
13. RELATED PARTIES
The Company pays annual advisory fees to the Sponsors in the aggregate amount of $1.5 million and reimburses the Sponsors for all reasonable expenses that they incur in connection with providing management services to the Company. Advisory fees were $1.5 million and $1.6 million for each of the years ended December 31, 2015 and 2014. In addition to the advisory fees, for the year ended December 31, 2015 the Company recorded $1.0 million of expense related to certain legal and accounting fees incurred by one of its Sponsors for which the Company intends to reimburse the Sponsor.
As of December 31, 2015 and 2014, the Company owed its indirect parent $0.1 million and $0.4 million, respectively, related to stock-based award activity. The Company also has a $10.0 million note receivable outstanding to its parent entity. Holdings LLC. See Note 8 for additional detail about the note receivable.
14. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

The Company is the indirect parent company of the Issuer and also guarantees the Notes. The Indenture does not provide for the automatic release of the Company’s guarantee of the Notes, and the Company is subject to the restrictive covenants under the Indenture, including the restrictions on a merger or sale or substantially all of the assets of the Company. See Note 8 for further information regarding the Notes.
The Guarantor Subsidiaries are exempt from reporting under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to Rule 12h-5 under the Exchange Act. As such, the Company is presenting the following Condensed Consolidating Balance Sheets, Statements of Operations, Statements of Comprehensive Income (Loss) and Statements of Cash Flows as set forth below of the Parent, Issuer, Guarantor Subsidiaries and the Non-Guarantor subsidiaries.

Basis of Presentation
The same accounting policies as described in the Condensed Consolidated Financial Statements are used by each entity in the Consolidated Financial Statements, except for the use of the equity method of accounting to reflect ownership interests in subsidiaries, which are eliminated upon consolidation. Consolidating entries and eliminations in the following Condensed Consolidated Financial Statements represent adjustments to (a) eliminate intercompany transactions between or among the Parent, the Issuer, the Guarantor Subsidiaries and the Non-Guarantors, (b) eliminate the investments in subsidiaries and (c) record consolidating entries.
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
Certain prior period amounts have been reclassified to conform to the current year presentation of the financial statements. Other than the adjustments related to the adoption of ASU 2015-03 and ASU 2015-17 as discussed in the Recent Accounting Pronouncements section in Note 1, these reclassifications did not have a significant impact on the Condensed Consolidated Financial Statements. Refer to the Basis of Presentation section in Note 1 for a reconciliation of the effect of the adoption of ASU 2015-03 and ASU 2015-17 on the Company’s Consolidated Balance Sheets as of December 31, 2014 . The reclassification of deferred financing costs is applicable only to the Issuer entity and the reclassification of the current deferred income taxes is applicable only to the Guarantor entities.

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)
December 31, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
ASSETS
Current assets:
Cash and cash equivalents	$102	$—	$125,795	$2,260	$—	$128,157
Restricted cash	—	—	2,412	—	—	2,412
Accounts receivable, net of allowances	—	—	13,363	261	—	13,624
Prepaid expenses	—	64	12,019	145	—	12,228
Other current assets	—	—	6,153	135	—	6,288
Intercompany receivables	57	—	135	1,188	(1,380)	—
Total current assets	159	64	159,877	3,989	(1,380)	162,709
Property and equipment, net	—	—	54,415	380	—	54,795
Content databases, net	—	—	281,566	715	—	282,281
Intangible assets, net	—	—	159,736	—	—	159,736
Goodwill	—	—	947,613	670	—	948,283
Investment in subsidiary	282,222	1,209,851	211,201	126	(1,703,400)	—
Other assets	—	1,090	12,583	283	—	13,956
Total assets	$282,381	$1,211,005	$1,826,991	$6,163	$(1,704,780)	$1,621,760

LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable	$—	$—	$12,649	$471	$—	$13,120
Accrued expenses	—	1,377	47,860	1,222	—	50,459
Acquisition-related liabilities	—	—	2,412	—	—	2,412
Deferred revenues	—	—	171,797	25	—	171,822
Current portion of long-term debt, net	—	7,087	—	—	—	7,087
Intercompany payables	66	—	1,205	109	(1,380)	—
Total current liabilities	66	8,464	235,923	1,827	(1,380)	244,900
Long-term debt, net	—	989,256	—	—	—	989,256
Deferred income taxes	—	—	59,809	—	—	59,809
Other long-term liabilities	—	—	46,748	129	—	46,877
Total liabilities	66	997,720	342,480	1,956	(1,380)	1,340,842
Total member’s interests	282,315	213,285	1,484,511	4,207	(1,703,400)	280,918
Total liabilities and member’s interests	$282,381	$1,211,005	$1,826,991	$6,163	$(1,704,780)	$1,621,760

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)
December 31, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
ASSETS
Current assets:
Cash and cash equivalents	$297	$153	$104,690	$3,354	$—	$108,494
Restricted cash	—	45,280	3,806	—	—	49,086
Accounts receivable, net of allowances	—	—	6,690	4,551	—	11,241
Prepaid expenses	—	—	9,668	162	—	9,830
Other current assets	—	—	1,623	190	—	1,813
Intercompany receivables	46	—	2,895	811	(3,752)	—
Total current assets	343	45,433	129,372	9,068	(3,752)	180,464
Property and equipment, net	—	—	36,551	555	—	37,106
Content databases, net	—	—	281,998	817	—	282,815
Intangible assets, net	—	—	269,054	—	—	269,054
Goodwill	—	—	947,563	720	—	948,283
Investment in subsidiary	496,781	1,278,254	423,266	48	(2,198,349)	—
Other assets	—	318	2,617	240	—	3,175
Total assets	$497,124	$1,324,005	$2,090,421	$11,448	$(2,202,101)	$1,720,897

LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable	$—	$60	$11,026	$429	$—	$11,515
Accrued expenses	—	7,051	35,747	4,231	—	47,029
Acquisition-related liabilities	—	45,280	3,806	—	—	49,086
Deferred revenues	—	—	144,969	41	—	145,010
Current portion of long-term debt, net	—	46,537	—	—	—	46,537
Intercompany payables	—	—	825	2,927	(3,752)	—
Total current liabilities	—	98,928	196,373	7,628	(3,752)	299,177
Long-term debt, net	—	799,403	—	—	—	799,403
Deferred income taxes	—	—	110,220	(36)	—	110,184
Other long-term liabilities	—	—	16,406	—	—	16,406
Total liabilities	—	898,331	322,999	7,592	(3,752)	1,225,170
Total member’s interests	497,124	425,674	1,767,422	3,856	(2,198,349)	495,727
Total liabilities and member’s interests	$497,124	$1,324,005	$2,090,421	$11,448	$(2,202,101)	$1,720,897

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)
Year Ended December 31, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$681,709	$13,751	$(12,355)	$683,105
Total cost of revenues	—	—	174,735	1,339	(12,355)	163,719
Gross profit	—	—	506,974	12,412	—	519,386
Operating expenses:
Technology and development	—	—	95,483	1,622	—	97,105
Marketing and advertising	—	—	163,060	8,034	—	171,094
General and administrative	—	522	51,687	2,218	—	54,427
Amortization of acquired intangible assets	—	—	109,318	—	—	109,318
Total operating expenses	—	522	419,548	11,874	—	431,944
Income (loss) from operations	—	(522)	87,426	538	—	87,442
Interest income (expense), net	—	(81,598)	542	—	—	(81,056)
Other expense, net	—	—	(305)	(29)	—	(334)
Income (loss) before income taxes	—	(82,120)	87,663	509	—	6,052
Income tax benefit (expense)	—	30,081	(6,576)	(139)	—	23,366
Income (loss) before loss from subsidiaries	—	(52,039)	81,087	370	—	29,418
Income (loss) from subsidiaries	29,418	23,619	(27,961)	—	(25,076)	—
Net income (loss)	$29,418	$(28,420)	$53,126	$370	$(25,076)	$29,418

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)
Year Ended December 31, 2014

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

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)
Year Ended December 31, 2013

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

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
Year Ended December 31, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net income (loss)	$29,418	$(28,420)	$53,126	$370	$(25,076)	$29,418
Other comprehensive income (loss)	—	—	—	—	—	—
Total comprehensive income (loss)	$29,418	$(28,420)	$53,126	$370	$(25,076)	$29,418
Year Ended December 31, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net income (loss)	$(18,728)	$(80,643)	$(49,602)	$673	$129,572	$(18,728)
Other comprehensive income (loss)	—	—	—	—	—	—
Total comprehensive income (loss)	$(18,728)	$(80,643)	$(49,602)	$673	$129,572	$(18,728)
Year Ended December 31, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net income (loss)	$(79,700)	$(134,341)	$(151,918)	$84	$286,175	$(79,700)
Other comprehensive income (loss)	—	—	—	—	—	—
Total comprehensive income (loss)	$(79,700)	$(134,341)	$(151,918)	$84	$286,175	$(79,700)

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)
Year Ended December 31, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$129,619	$47,087	$240,719	$(1,072)	$(216,736)	$199,617
Investing activities:
Capitalization of content databases	—	—	(32,514)	—	—	(32,514)
Purchases of property and equipment	—	—	(15,083)	(34)	—	(15,117)
Issuance of related-party note receivable	—	—	(10,000)	—	—	(10,000)
Investment in subsidiaries	(63)	(32,072)	—	(78)	32,213	—
Return of capital from subsidiaries	124,650	72,720	219,939	—	(417,309)	—
Net cash provided by (used in) investing activities	124,587	40,648	162,342	(112)	(385,096)	(57,631)
Financing activities:
Excess tax benefits from stock-based compensation	—	—	—	27	—	27
Proceeds from credit facilities	—	727,650	—	—	—	727,650
Principal payments on debt	—	(586,370)	—	—	—	(586,370)
Payment of debt-offering costs	—	(9,229)	—	—	—	(9,229)
Return-of-capital distributions	(254,401)	—	—	—	—	(254,401)
Capital contribution from parent	—	—	32,150	63	(32,213)	—
Return of capital to parent	—	(219,939)	(197,370)	—	417,309	—
Intercompany dividends paid	—	—	(216,736)	—	216,736	—
Net cash provided by (used in) financing activities	(254,401)	(87,888)	(381,956)	90	601,832	(122,323)
Net increase (decrease) in cash and cash equivalents	(195)	(153)	21,105	(1,094)	—	19,663
Cash and cash equivalents at beginning of period	297	153	104,690	3,354	—	108,494
Cash and cash equivalents at end of period	$102	$—	$125,795	$2,260	$—	$128,157

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued)
(in thousands)
Year Ended December 31, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$37,543	$129,471	$211,511	$(4,208)	$(218,997)	$155,320
Investing activities:
Capitalization of content databases	—	—	(37,566)	—	—	(37,566)
Purchases of property and equipment	—	—	(21,547)	(274)	—	(21,821)
Issuance of related-party note receivable	—	—	—	—	—	—
Investment in subsidiaries	—	(25,448)	(60)	(48)	25,556	—
Return of capital from subsidiaries	—	—	66,860	—	(66,860)	—
Net cash provided by (used in) investing activities	—	(25,448)	7,687	(322)	(41,304)	(59,387)
Financing activities:
Member’s capital contributions	26	—	—	—	—	26
Excess tax benefits from stock-based compensation	—	—	4,063	—	—	4,063
Principal payments on debt	—	(37,572)	—	—	—	(37,572)
Return-of-capital distributions	(37,610)	—	—	—	—	(37,610)
Payment of contingent consideration	—	—	(2,900)	—	—	(2,900)
Capital contribution from parent	—	—	25,496	60	(25,556)	—
Return of capital to parent	—	(66,860)	—	—	66,860	—
Intercompany dividends paid	—	—	(201,529)	(17,468)	218,997	—
Net cash used in financing activities	(37,584)	(104,432)	(174,870)	(17,408)	260,301	(73,993)
Net increase (decrease) in cash and cash equivalents	(41)	(409)	44,328	(21,938)	—	21,940
Cash and cash equivalents at beginning of period	338	562	60,362	25,292	—	86,554
Cash and cash equivalents at end of period	$297	$153	$104,690	$3,354	$—	$108,494

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued)
(in thousands)
Year Ended December 31, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$342	$(25,037)	$199,246	$(3,916)	$(7,656)	$162,979
Investing activities:
Capitalization of content databases	—	—	(22,164)	(75)	—	(22,239)
Purchases of property and equipment	—	—	(26,597)	(117)	—	(26,714)
Issuance of related-party note receivable	—	—	(9,000)	—	—	(9,000)
Collection of intercompany loans	—	—	—	26,200	(26,200)
Investment in subsidiaries	(2,853)	(42,227)	(864)	—	45,944	—
Return of capital from subsidiaries	—	144,832	20,734	—	(165,566)	—
Net cash provided by (used in) investing activities	(2,853)	102,605	(37,891)	26,008	(145,822)	(57,953)
Financing activities:
Member’s capital contributions	2,557	—	—	—	—	2,557
Excess tax benefits from stock-based compensation	292	—	—	—	—	292
Proceeds from exercise of stock options	—	—	457	—	—	457
Taxes paid related to net share settlement of stock-based awards	—	—	(595)	—	—	(595)
Principal payments on debt	—	(47,896)	—	—	—	(47,896)
Payment of deferred financing costs	—	(8,938)	—	—	—	(8,938)
Repayment of intercompany loans payable	—	—	(26,200)	—	26,200	—
Capital contribution from parent	—	499	45,080	365	(45,944)	—
Return of capital to parent	—	(17,313)	(144,832)	(3,421)	165,566	—
Intercompany dividends paid	—	(3,828)	(3,828)	—	7,656	—
Net cash provided by (used) in financing activities	2,849	(77,476)	(129,918)	(3,056)	153,478	(54,123)
Net increase in cash and cash equivalents	338	92	31,437	19,036	—	50,903
Cash and cash equivalents at beginning of period	—	470	28,925	6,256	—	35,651
Cash and cash equivalents at end of period	$338	$562	$60,362	$25,292	$—	$86,554

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 19, 2016

ANCESTRY.COM LLC

By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Executive Officer and President
Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Sullivan	Chief Executive Officer, President and Operating Committee Member (Principal Executive Officer)	February 19, 2016
Timothy Sullivan

/s/ Howard Hochhauser	Chief Financial Officer, Chief Accounting Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2016
Howard Hochhauser

/s/ Victor Parker		February 19, 2016
Victor Parker	Operating Committee Member

/s/ Brian Ruder		February 19, 2016
Brian Ruder	Operating Committee Member

/s/ Dipan Patel		February 19, 2016
Dipan Patel	Operating Committee Member

/s/ Bruce Chizen		February 19, 2016
Bruce Chizen	Operating Committee Member

/s/ Janice Chaffin		February 19, 2016
Janice Chaffin	Operating Committee Member

/s/ Brad Garlinghouse		February 19, 2016
Brad Garlinghouse	Operating Committee Member

EXHIBIT INDEX
(3) Exhibits are incorporated by reference or are filed with this Annual Report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of October 21, 2012, by and among Global Generations International Inc., Global Generations Merger Sub Inc. and Ancestry.com Inc.	8-K	001-34518	Oct 22, 2012	2.1

3.1	Certificate of Formation of Ancestry.com LLC	S-4	333-189129-16	Jun 6, 2013	3.1

3.2††	Third Amended and Restated Limited Liability Company Agreement of Ancestry.com LLC	10-K	333-189129-16	Feb 19, 2015	3.2

4.1	Indenture, dated as of December 28, 2012, among Global Generations Merger Sub Inc., Anvil US 1 LLC and Wells Fargo Bank, National Association, as trustee	S-4	333-189129-16	Jun 6, 2013	4.1

4.1.1	Supplemental Indenture, dated as of December 28, 2012, among Ancestry.com Inc., Anvil US 1 LLC, Global Generations International Inc., Ancestry.com LLC, Ancestry.com DNA, LLC, TGN Services, LLC, We’re Related, LLC, Ancestry.com Operations Inc., iArchives, Inc. and Wells Fargo Bank, NA, as trustee.	10-K	333-189129-16	Feb 28, 2014	4.1.1

4.1.2	Second Supplemental Indenture, dated as of January 28, 2013, among Ancestry.com Inc., Anvilire Limited, Anvilire One Limited, Ancelux 3 S.á r.l., Ancelux 4 S.á r.l., Anvil US 2 LLC and Wells Fargo Bank, NA, as trustee.	10-K	333-189129-16	Feb 28, 2014	4.1.2

4.1.3	Third Supplemental Indenture, dated as of May 10, 2013, among Ancestry.com Inc., Ancestry.com LLC, Ancestry Information Operations Company, Ancestry International DNA Company and Wells Fargo Bank, NA, as trustee.	10-K	333-189129-16	Feb 28, 2014	4.1.3

4.1.4	Fourth Supplemental Indenture, dated as of May 10, 2013, among Ancestry.com Inc., Ancestry.com LLC, Ancestry Ireland DNA LLC and Wells Fargo Bank, NA, as trustee.	10-K	333-189129-16	Feb 28, 2014	4.1.4

4.1.5	Fifth Supplemental Indenture, dated as of September 27, 2013, among Ancestry.com Inc., Ancestry.com LLC, Anvilire Two and Wells Fargo Bank, NA, as trustee.	10-K	333-189129-16	Feb 28, 2014	4.1.5

4.1.6	Sixth Supplemental Indenture, dated as of December 23, 2013, among Ancestry.com Inc., Ancestry.com LLC, Find A Grave, Inc. and Wells Fargo Bank, NA, as trustee.	10-K	333-189129-16	Feb 28, 2014	4.1.6

4.1.7	Seventh Supplemental Indenture, dated as of December 29, 2014, among Ancestry.com Inc., Ancestry.com LLC, Ancestryhealth.com, LLC, Ancestry International DNA, LLC and Wells Fargo Bank, NA, as trustee.	10-K	333-189129-16	Feb 19, 2015	4.1.7

4.1.8	Eighth Supplemental Indenture, dated as of August 28, 2015, among Ancestry.com Inc., Ancestry.com LLC, Ancestryhealth.com, LLC, Ancestry International DNA, LLC and Wells Fargo Bank, NA, as trustee.	10-Q	333-189129-16	Oct 30, 2015	4.1

4.2	Form of 11.00% Senior Notes due 2020 (included as part of Exhibit 4.1 above)	S-4	333-189129-16	Jun 6, 2013	4.2

4.3	Registration Rights Agreement, dated as of December 28, 2012, among Global Generations Merger Sub Inc., Anvil US 1 LLC and Morgan Stanley & Co. LLC, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and RBC Capital Markets, LLC as representatives of the initial purchasers	S-4	333-189129-16	Jun 6, 2013	4.3

4.3.1	Joinder to the Registration Rights Agreement, dated as of December 28, 2012, among Ancestry.com Inc., Global Generations International Inc., Ancestry.com LLC, Ancestry.com DNA, LLC, iArchives, Inc., Ancestry.com Inc., Global Generations International Inc., Ancestry.com LLC, Ancestry.com DNA, LLC, iArchives, Inc., TGN Services, LLC, We’re Related, LLC and Ancestry.com Operations Inc. and Morgan Stanley & Co. LLC, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and RBC Capital Markets, LLC as representatives of the initial purchasers	S-4	333-189129-16	Jun 6, 2013	4.3.1

10.1†	MyFamily.com, Inc. Executive Stock Plan	S-1/A	333-160986	Sep 15, 2009	10.3

10.2†	Generations Holdings, Inc. 2008 Stock Purchase and Option Plan	S-1/A	333-160986	Sep 15, 2009	10.4

10.3†	Amendment No. 1 to Generations Holdings, Inc. 2008 Stock Purchase and Option Plan	10-K	001-34518	Mar 8, 2011	10.5

10.4†	Ancestry.com Inc. 2009 Stock Incentive Plan	S-1/A	333-160986	Sep 15, 2009	10.5

10.5†	Amendment No. 1 to Ancestry.com Inc. 2009 Stock Incentive Plan	10-K	001-34518	Mar 8, 2011	10.7

10.6†	Amended and Restated Ancelux Topco S.C.A. Equity Incentive Plan	10-Q	333-189129-16	Oct 30, 2015	10.2

10.7†	Form of Option Agreement (Sullivan and Hochhauser) for Ancelux Topco S.C.A. Equity Incentive Plan	S-4	333-189129-16	Jun 6, 2013	10.9

10.8†	Form of Option Agreement (Other Officers) for Ancelux Topco S.C.A. Equity Incentive Plan	S-4	333-189129-16	Jun 6, 2013	10.10

10.9†	Form of Option Agreement (General Form) for Ancelux Topco S.C.A. Equity Incentive Plan	S-4	333-189129-16	Jun 6, 2013	10.26

10.10†	Form of Option Agreement (General Form) for Ancelux Topco S.C.A. Equity Incentive Plan					X

10.11†	Form of Restricted Share Unit Agreement for Ancelux Topco S.C.A. Equity Incentive Plan	S-4	333-189129-16	Jun 6, 2013	10.27

10.12	Credit and Guaranty Agreement, dated as of August 28, 2015, among Ancestry.com LLC, Ancestry US Holdings Inc., Ancestry.com Inc., the Subsidiary Guarantors parties thereto, the several lenders parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.	8-K	333-189129-16	Aug 31, 2015	10.1

10.13	Transaction and Monitoring Fee Agreement, dated as of December 28, 2012, by and among Ancestry.com Inc., Permira IV Limited, Permira Advisers LLC and Applegate & Collatos, Inc.	S-4	333-189129-16	Jun 6, 2013	10.2

10.14†	Ancestry.com Inc. Description of 2015 Performance Incentive Program	10-K	333-189129-16	Feb 19, 2015	10.14

10.15†	Ancestry.com Inc. Description of 2016 Performance Incentive Program					X

10.16	Form of Indemnification Agreement to be entered into with each director, the CEO, CFO and the GC.	S-1/A	333-160986	Oct 20, 2009	10.19

10.17†	Employment Letter by and between Timothy Sullivan and Ancestry.com Inc., dated December 28, 2012	S-4	333-189129-16	Jun 6, 2013	10.13

10.18†	Amended and Restated Employee Rollover Stock Option Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Timothy Sullivan	S-4	333-189129-16	Jun 6, 2013	10.21

10.19†	Amended and Restated Employee Rollover Restricted Stock Unit Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Timothy Sullivan	S-4	333-189129-16	Jun 6, 2013	10.23

10.20†	Amendment to the Amended and Restated Employee Rollover Stock Option Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Timothy Sullivan	10-Q	333-189129-16	Oct 31, 2013	10.2

10.21†	Employment Letter by and between Howard Hochhauser and Ancestry.com Inc., dated December 28, 2012	S-4	333-189129-16	Jun 6, 2013	10.14

10.22†	Amended and Restated Employee Rollover Stock Option Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Howard Hochhauser	S-4	333-189129-16	Jun 6, 2013	10.22

10.23†	Amended and Restated Employee Rollover Restricted Stock Unit Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Howard Hochhauser	S-4	333-189129-16	Jun 6, 2013	10.24

10.24†	Amendment to the Amended and Restated Employee Rollover Stock Option Agreement, dated December 28, 2012, by and among Ancelux Topco S.C.A., Global Generations International Inc. and Howard Hochhauser	10-Q	333-189129-16	Oct 31, 2013	10.3

10.25†	Employment Letter by and between William Stern and Ancestry.com Inc., dated June 10, 2014					X

10.26†	Employment Letter by and between Eric Shoup and Ancestry.com Inc., dated March 30, 2010	10-K	001-34518	Mar 8, 2011	10.34

10.27†	Amendment No. 1, dated July 22, 2010, to Offer Letter dated March 30, 2010, between Eric Shoup and Ancestry.com Inc.	10-K	001-34518	Mar 8, 2011	10.35

10.28†	Amendment No. 2, dated April 26, 2011, to Offer Letter dated March 30, 2010, between Eric Shoup and Ancestry.com Inc.	10-Q	001-34518	May 3, 2011	10.4

10.29†	Employment Letter by and between Scott Sorensen and Ancestry.com Inc., dated March 9, 2012	S-4	333-189129-16	Jun 6, 2013	10.18

10.30†	Employee Rollover Restricted Stock Unit Agreement by and among Ancelux Topco S.C.A. and Scott Sorensen	S-4	333-189129-16	Jun 6, 2013	10.25

10.31†	Employment Letter by and between Rob Singer and Ancestry.com LLC, dated October 19, 2010	10-K	333-189129-16	Feb 19, 2015	10.31

14.1	Code of Business Conduct	10-K	333-189129-16	Feb 28, 2014

21.1	List of Subsidiaries of Ancestry.com LLC					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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