Form 10-Q
period 2016-03-31
Ancestry.com LLC
filed 2016-04-29
CIK 1575319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of April 29, 2016, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by a sole member.

Ancestry.com LLC

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ANCESTRY.COM LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$176,776	$128,157
Accounts receivable, net of allowances of $749 and $997 at March 31, 2016 and December 31, 2015, respectively	13,858	13,624
Prepaid expenses	10,509	12,228
Other current assets	5,571	8,700
Total current assets	206,714	162,709
Property and equipment, net	71,351	54,795
Content databases, net	278,382	282,281
Intangible assets, net	143,027	159,736
Goodwill	948,283	948,283
Other assets	14,141	13,956
Total assets	$1,661,898	$1,621,760
LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable	$15,859	$13,120
Accrued expenses	53,731	52,871
Deferred revenues	187,874	171,822
Current portion of long-term debt, net	7,095	7,087
Total current liabilities	264,559	244,900
Long-term debt, net	988,656	989,256
Deferred income taxes	51,363	59,809
Other long-term liabilities	62,818	46,877
Total liabilities	1,367,396	1,340,842
Commitments and contingencies
Member’s interests:
Member’s interests	423,819	422,603
Accumulated deficit	(129,317)	(141,685)
Total member’s interests	294,502	280,918
Total liabilities and member’s interests	$1,661,898	$1,621,760
See accompanying notes to Condensed Consolidated Financial Statements (unaudited)

ANCESTRY.COM LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Revenues:
Subscription revenues	$154,644	$141,717
Service and other revenues	41,866	22,880
Total revenues	196,510	164,597
Costs of revenues:
Cost of subscription revenues	27,350	25,695
Cost of service and other revenues	24,410	14,266
Total cost of revenues	51,760	39,961
Gross profit	144,750	124,636
Operating expenses:
Technology and development	26,004	23,443
Marketing and advertising	51,800	43,177
General and administrative	15,350	11,455
Amortization of intangible assets	18,590	27,463
Total operating expenses	111,744	105,538
Income from operations	33,006	19,098
Interest expense, net	(20,081)	(17,208)
Other expense, net	(169)	(263)
Income before income taxes	12,756	1,627
Income tax (expense) benefit	(388)	1,167
Net income	$12,368	$2,794

Comprehensive income	$12,368	$2,794
See accompanying notes to Condensed Consolidated Financial Statements (unaudited)

ANCESTRY.COM LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Operating activities:
Net income	$12,368	$2,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,713	5,562
Amortization of content databases	8,991	7,643
Amortization of intangible assets	18,590	27,463
Amortization of debt-related costs	2,677	2,655
Deferred income taxes	(8,412)	(9,378)
Stock-based compensation expense	1,884	1,925
Changes in operating assets and liabilities:
Accounts receivable	(234)	(1,306)
Other assets	(2,523)	396
Income taxes, net	8,342	8,039
Accounts payable and other liabilities	124	(7,252)
Deferred revenues	16,052	11,023
Net cash provided by operating activities	63,572	49,564
Investing activities:
Capitalization of content databases	(6,220)	(7,400)
Purchases of property and equipment	(5,850)	(4,152)
Issuance of related-party note receivable	—	(10,000)
Net cash used in investing activities	(12,070)	(21,552)
Financing activities:
Principal payments on debt	(1,838)	(22,518)
Return-of-capital distributions	(1,045)	(400)
Net cash used in financing activities	(2,883)	(22,918)
Net increase in cash and cash equivalents	48,619	5,094
Cash and cash equivalents at beginning of period	128,157	108,494
Cash and cash equivalents at end of period	$176,776	$113,588
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,368	$6,429
Cash paid for income taxes	461	205
Supplemental disclosures of non-cash investing and financing activities:
Increase in estimated cost of construction of a building under a build-to-suit lease	$14,903	$—
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
Ancestry.com LLC is a wholly-owned subsidiary of Ancestry.com Holdings LLC (“Holdings LLC”), which is controlled by Permira funds and co-investors. Holdings LLC is a holding company with no material operations and limited assets other than its ownership of the membership interests of Ancestry.com LLC. Holdings LLC has no material liabilities outstanding to third parties other than the senior unsecured payment-in-kind toggle notes (the “PIK Notes”) as discussed further within Note 4 herein. Holdings LLC is not individually responsible for any liabilities of Ancestry.com LLC or its subsidiaries solely for reason of being a member or participating in the management of Ancestry.com LLC.
On March 31, 2016, each of Silver Lake Partners and GIC (the "Investors") signed a definitive agreement to acquire substantial equity stakes in the Company's indirect parent entity from existing equity holders (the “Transaction”). Following the Transaction, the Investors will hold equal minority ownership positions in the Company's indirect parent entity, while other current investors will remain as meaningful equity investors and, along with GIC, will continue to own a majority of the Company's indirect parent entity. Additionally, the Investors have offered to purchase shares from employees upon closing of the Transaction.
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
Unaudited Interim Financial Statements
The accompanying interim Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Comprehensive Income and Statements of Cash Flows are unaudited. These unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP on the same basis as the audited Consolidated Financial Statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows.
The majority of the Company’s revenues are subscription revenues, which are recognized ratably over the subscription periods. The costs to acquire subscribers are generally incurred before the Company recognizes the associated subscription revenues. Results of operations may vary between periods due to the timing of when revenues and expenses are recognized. As such, the results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
There have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K during the three months ended March 31, 2016.
Recent Accounting Pronouncements
In April 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-10, Identifying Performance Obligations and Licensing, and in March 2016, issued ASU 2016-08, Principal versus Agent Considerations. These amendments are intended to clarify certain aspects within the new revenue recognition guidance included in ASC Topic 606, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. ASC Topic 606, including the effects of these amendments, will be effective for public companies for interim and annual periods beginning on or after December 15, 2017. For non-public companies, this guidance is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as early as the original public entity effective date. Once effective, entities can choose to apply the standard using either a full or modified retrospective approach. The Company has not yet selected a transition method and is currently assessing the potential impact that this standard will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), as part of the Board’s simplification initiative. The new guidance simplifies several aspects of the accounting for share-based payments, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For non-public entities, this guidance is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for all entities. The Company is currently assessing the potential impact that this standard will have on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will supersede the existing lease guidance under ASC Topic 840, Leases. The core principle of the guidance is that an entity should recognize the rights and obligations that arise from leases as assets and liabilities on the statement of financial position including leases that are classified as operating leases under existing GAAP. Further, the guidance requires additional disclosures, both qualitative and quantitative, to supplement the amounts recorded in the financial statements so that users can better understand the nature of the entity’s leasing activities. This guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities, this guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities. The new guidance is to be applied to the beginning of the earliest period presented using a modified retrospective approach. The Company is currently assessing the potential impact that this standard will have on its consolidated financial statements.
As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), the Company has elected to delay adoption of new or revised accounting standards applicable to public companies until such pronouncements are made applicable to private companies.
2. CASH AND CASH EQUIVALENTS
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Cash	$58,711	$46,616
Cash equivalents:
Money market funds	118,065	81,541
Total cash and cash equivalents	$176,776	$128,157

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
Level 3: Unobservable inputs, which are used when little or no market data is available.
Cash equivalents are classified as Level 1 as they have readily available market prices in an active market. There were no movements between fair value hierarchy levels of the Company’s cash equivalents during the three months ended March 31, 2016.
The following table summarizes the financial instruments of the Company at fair value based on the valuation approach applied to each class of security as of March 31, 2016 (in thousands):

		Fair Value Measurement at Reporting Date Using
	Carrying Value at March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$118,065	$118,065	$—	$—
Total assets	$118,065	$118,065	$—	$—
The following table summarizes the financial instruments of the Company at fair value based on the valuation approach applied to each class of security at December 31, 2015 (in thousands):

		Fair Value Measurement at Reporting Date Using
	Carrying Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$81,541	$81,541	$—	$—
Total assets	$81,541	$81,541	$—	$—
The carrying amounts as of March 31, 2016 and December 31, 2015 for accounts receivable and accounts payable approximated their fair values due to the immediate or short-term maturities of these financial instruments. As of March 31, 2016 and December 31, 2015, the fair value of debt for each period was $1.0 billion. The fair value of debt was considered a Level 2 measurement as the value was determined using observable market inputs, such as current interest rates, credit quality and prices observable from less active markets.

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
Amounts borrowed under the New Term Loan are required to be paid in equal quarterly installments of 0.25% of the original principal amount with the balance payable upon maturity. If the Issuer's 11.0% senior notes due in December 2020 (the "Notes") are outstanding 91 days prior to the Notes' maturity date (the "Springing Maturity Date"), the New Credit Facilities will mature on the Springing Maturity Date rather than August 2022. Additionally, subject to certain conditions, a mandatory repayment may be required to be made annually beginning with the fiscal year ended December 31, 2016. The mandatory repayment may be up to 50% of excess cash flow, based on the Company’s first lien leverage ratio (the "First Lien Leverage Ratio") as defined in the credit agreement and net cash proceeds of certain other transactions as calculated at the end of each fiscal year. The Parent and certain of its subsidiaries guarantee the New Credit Facilities. All obligations under the New Credit Facilities are secured by a perfected first priority lien in substantially all of the Company’s tangible and intangible assets.
The New Term Loan and Revolving Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable margin plus, at the Issuer’s option, either: (a) a base rate determined by reference to the highest of (i) the administrative agent's prime rate at such time, (ii) 0.50% in excess of the overnight federal funds rate at such time and (iii) the LIBOR rate that is in effect for a LIBOR loan with an interest period of one month plus 1.00%, provided that the base rate for the New Term Loan is not less than 2.00% per annum; or (b) a LIBOR rate, provided that the LIBOR rate for the New Term Loan is not less than 1.00% per annum. The applicable margin shall mean either: (i) in the case of initial term loans maintained as (a) base rate loan, 3.00%, or (b) LIBOR loans, 4.00%, (ii) in the case of initial revolving loans maintained as (a) base rate loans or swingline loans, 2.75% and (b) fixed rate loans, 3.75%. The applicable margin for the Revolving Facility is subject to step-ups and step-downs based on the Company’s First Lien Leverage Ratio. The Issuer is also required to pay a commitment fee of 0.50% per annum on the unutilized commitments under the Revolving Facility, which fee decreases to 0.375% if the First Lien Leverage Ratio is less than or equal to 1.70 to 1.00. As of March 31, 2016, the interest rate on the New Term Loan was equal to a LIBOR floor of 1.00% plus the applicable margin of 4.00%. The interest rates on the Term B-1 Loan and the Term B-2 Loan under the Prior Credit Facilities were equal to a LIBOR floor of 1.00% plus applicable margins of 3.50% and 3.00%, respectively. Additionally, the effective interest rate of the New Term Loan is approximately 5.7% while the effective interest rates of the Term B-1 Term Loan and the Term B-2 Loan under the Prior Credit Facilities were approximately 5.9%.
As of March 31, 2016, no funds had been drawn against the Revolving Facility. Borrowings under the Revolving Facility may be used for the purpose of general working capital, capital expenditures and other general corporate purposes. The New Credit Facilities also provide for a swingline subfacility of $25.0 million, a letter of credit subfacility of $50.0 million and an uncommitted incremental facility in an amount not to exceed the sum of (i) an unlimited amount if, on the date of issuance the total net secured leverage ratio would be less than or equal to 3.00 to 1.00, (ii) to the extent not funded with the proceeds of long-term indebtedness, all prior voluntary prepayments, and (iii) $100.0 million, subject to certain conditions.
The New Credit Facilities permits restricted payments, including dividends, out of available amounts, as defined in the credit agreement. The available amount formulation includes a starter amount of $75.0 million and is adjusted quarterly based on consolidated net income, as defined in the credit agreement, beginning June 30, 2015 plus other additions as listed in the credit agreement. Separately, the New Credit Facilities have a general basket for restricted payments of the greater of $50 million per annum and 20.5% of the last twelve months of EBITDA as defined by the credit agreement. The New Credit Facilities contain customary affirmative and negative covenants and events of default. The Revolving Facility contains a financial covenant prohibiting the First Lien Leverage Ratio from being greater than 4.00, which is tested quarterly when utilization of the Revolving Facility (excluding letters of credit less than or equal to $10.0 million) is greater than 30% of total commitments under the Revolving Facility. Without the written consent of the required lenders, the Issuer is not permitted to incur loans under the Revolving Facility unless it is in compliance with the Financial Covenant as of the last day of the most recently completed test period. As of March 31, 2016, the Company was in compliance with all covenants of the New Credit Facilities.

The Issuer, at its discretion, has also entered into interest rate cap agreements with the following terms as of March 31, 2016: (i) $200.0 million total notional amount that caps the three-month LIBOR rate at 2.00% commencing March 31, 2016 and expiring December 30, 2016, (ii) $300.0 million total notional amount that caps the three-month LIBOR rate at 2.00% commencing December 30, 2016 and expiring June 29, 2018, and (iii) $500.0 million total notional amount that caps the three-month LIBOR rate at 2.00% commencing June 29, 2018 and expiring June 30, 2019. Changes in the fair value of the interest rate caps are recorded to interest expense in the Condensed Consolidated Statements of Comprehensive Income during the period of the change. For the three months ended March 31, 2016, the Company recorded interest expense of $1.4 million related to the change in the fair value of the interest rate caps. The change in fair value of the interest rate caps for the three months ended March 31, 2015 was immaterial. In addition, the fair value of the interest rate caps as of March 31, 2016 and December 31, 2015 was immaterial.
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
Outstanding long-term debt consists of the following (in thousands):

	March 31, 2016			December 31, 2015
	Outstanding Principal	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount	Outstanding Principal	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
New Term Loan	$731,325	$(25,374)	$705,951	$733,163	$(26,222)	$706,941
Notes	300,000	(10,200)	289,800	300,000	(10,598)	289,402
Total debt	1,031,325	(35,574)	995,751	1,033,163	(36,820)	996,343
Less: Current portion	(7,350)	255	(7,095)	(7,350)	263	(7,087)
Long-term debt	$1,023,975	$(35,319)	$988,656	$1,025,813	$(36,557)	$989,256
The following is a schedule by year of future principal payments as of March 31, 2016 (in thousands):

Years Ending December 31,	New Term Loan	Notes	Total
2016	$5,512	$—	$5,512
2017	7,350	—	7,350
2018	7,350	—	7,350
2019	7,350	—	7,350
2020	7,350	300,000	307,350
Thereafter	696,413	—	696,413
Total future principal payments	$731,325	$300,000	$1,031,325

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
5. STOCK-BASED COMPENSATION
In 2015, the Company's indirect parent entity paid a return-of-capital distribution to its shareholders and vested stock-based award holders. Per the terms of the equity plans under which these awards were granted, an equitable adjustment was required to be made to all stock-based awards outstanding upon a return-of-capital distribution such that no dilution or enlargement of benefit occurred. Individuals with unvested options awards as of the date of the distribution are to receive a cash distribution upon vesting of the original award. As of March 31, 2016, a maximum of $12.6 million of future cash distributions may be paid over the next five years contingent upon vesting of the original awards.
Stock-based compensation was included in the following captions within the Condensed Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended March 31,
	2016	2015
Costs of revenues	$21	$24
Technology and development	648	729
Marketing and advertising	151	154
General and administrative	1,064	1,018
Total stock-based compensation expense	$1,884	$1,925

6. INCOME TAXES
The Company's effective tax rate is subject to significant variation due to several factors, primarily variability in its pre-tax income and the mix of jurisdictions in which its pre-tax income is earned. Additionally, the Company's effective tax rate can vary due to changes in tax laws or settlement of income tax audits.
For the three months ended March 31, 2016, the Company recorded an income tax expense of $0.4 million compared with an income tax benefit of $1.2 million for the three months ended March 31, 2015. The decrease in income tax benefit is primarily due to an increase in pre-tax income to $12.8 million from $1.6 million over the respective periods.
The Company's effective tax rates for the three months ended March 31, 2016 and 2015 differs from the U.S. statutory rate primarily due to the impact of operations in countries with tax rates lower than the U.S. The Company generates income in lower tax jurisdictions primarily related to its international operations, which are headquartered in Ireland. The Company's ability to obtain an income tax benefit from these lower tax rates is dependent on its relative levels of income in these jurisdictions and on the statutory tax rates and tax laws in these countries.
The Company is subject to income taxes and to examination by tax authorities primarily in the U.S., Ireland and several other foreign jurisdictions. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. The Company’s total gross unrecognized tax benefits at March 31, 2016 and December 31, 2015 were $21.4 million and $21.8 million, respectively.
7. COMMITMENTS AND CONTINGENCIES
In relation to a build-to-suit lease agreement for its new corporate headquarters, the Company has recorded a construction-in-progress asset of $39.0 million as a component of Property and equipment, net and a corresponding construction financing obligation of $37.8 million as a component of Other long-term liabilities in its Condensed Consolidated Balance Sheet as of March 31, 2016. The Company has concluded it is deemed owner of the building (for accounting purposes only) during the construction period, which is scheduled to be completed during the second quarter of 2016.
The Company has entered into various content digitization and publication agreements that require the Company to make minimum annual royalty payments over the lives of these contracts. As of March 31, 2016, the remaining commitments under these contracts totaled $23.7 million.
General Legal Proceedings
On May 4, 2015, DNA Genotek Inc. (“Genotek”) filed a complaint against Ancestry.com DNA, LLC (“AncestryDNA”) in the United States District Court for the District of Delaware (Case No. 1:15-cv-00355-SLR).  Genotek later filed an amended complaint on July 24, 2015 that asserts causes of action for (1) infringement of U.S. Patent No. 8,221,381; (2) breach of contract for allegedly breaching the Terms and Conditions that governed AncestryDNA’s purchase of Genotek Saliva Collection Products; (3) conversion; (4) trespass to chattel; and (5) action to quiet title.  AncestryDNA filed a motion to dismiss Genotek’s willful infringement, conversion, trespass to chattel, and action to quiet title claims on August 10, 2015.  On January 22, 2016, before the Court ruled on AncestryDNA’s motion to dismiss, Genotek filed a second amended complaint that adds a false advertising and a false designation of origin claim.  AncestryDNA renewed its motion to dismiss the willful infringement, conversion, trespass to chattel, and action to quiet title claims on February 19, 2016.  On March 22, 2016, the Court dismissed Genotek’s conversion and trespass to chattel claims. Genotek seeks injunctive relief, unspecified monetary damages, an award of AncestryDNA’s profits, and an award of Genotek’s costs and attorneys’ fees incurred in connection with this action.  On October 20, 2015, AncestryDNA filed an Inter Partes Review Petition (IPR2016-00060) with the United States Patent and Trademark Office, challenging the validity of claims 1-20, 39-41, 43-47, and 49 of U.S. Patent No. 8,221,381.  Genotek filed a Patent Owner Preliminary Response on February 3, 2016.  On April 8, 2016, the USPTO instituted an inter partes review of claims 1, 2, 4, 5, 7, 8, 11, 12, 15-17, 20, 41, 44 and 49 of U.S. Patent No. 8,221,381.  AncestryDNA intends to defend the litigation vigorously. While no assurances can be given as to outcomes or liability, if any, the Company does not believe that this litigation will be resolved in a manner that would have a material adverse effect on its financial statements.

On July 30, 2015 Genotek filed a complaint against Spectrum DNA, Spectrum Solutions L.L.C., and Spectrum Packaging L.L.C. (collectively “Spectrum”) in the United States District Court for the District of Delaware (Case No. 1:15-cv-00661-SLR).  The complaint alleges that Spectrum’s sale of the saliva collection device created by AncestryDNA constitutes infringement of U.S. Patent No. 8,221,381. On January 22, 2016, Genotek filed a first amended complaint that added causes of action for false advertising and false designation of origin.  While AncestryDNA is not a party to this lawsuit, AncestryDNA has agreed to indemnify Spectrum against Genotek’s patent infringement claims.  On August 24, 2015, Genotek filed a preliminary injunction motion seeking to enjoin Spectrum’s sales of saliva collection devices to parties other than AncestryDNA.  On September 4, 2015, Spectrum filed a motion to dismiss for lack of personal jurisdiction.  On February 4, 2016, the Court issued an order denying both motions without prejudice and authorizing Genotek to pursue jurisdictional discovery.  AncestryDNA intends to defend the litigation vigorously.  While no assurances can be given as to outcomes or liability, if any, the Company does not believe that this litigation will be resolved in a manner that would have a material adverse effect on its financial statements.  The outcome of either of these Genotek matters cannot be predicted with any certainty.
On November 16, 2015, Ancestry.com Operations Inc. and AncestryDNA, LLC (collectively “Ancestry”) filed a complaint against DNA Diagnostic Center, Inc. (“DDC”) in the United States District Court for the Southern District of Ohio for trademark infringement, unfair competition, false advertising, and breach of contract (Case No. 1:15-cv-00737-SSB-SKB).  Ancestry’s claims relate to DDC’s unauthorized use of Ancestry’s registered Ancestry and AncestryDNA trademarks in its advertisements for a competing product and its use of close variations of Ancestry’s registered trademarks, which Ancestry contends has created consumer confusion.  Ancestry’s claims are also based upon DDC’s breach of a prior agreement with Ancestry that it would cease the allegedly infringing conduct and false advertising. On January 19, 2016, DDC filed its Answer to Ancestry’s Complaint and filed several Counterclaims, including Counterclaims for trademark infringement, unfair competition, and for cancellation of Ancestry’s registered AncestryDNA trademark. DDC’s Counterclaims are based upon its use and registration of the mark AncestryByDNA, notwithstanding Ancestry’s prior use of the Ancestry trademark since 1983.  Ancestry moved to dismiss several of DDC’s Counterclaims and that motion to dismiss is pending. On March 7, 2016, DDC also amended its Counterclaims to add a request to cancel a trademark registration Ancestry owns for “Ancestry,” which was issued in 1990.  Ancestry has also filed a motion for a preliminary injunction on its claims, the preliminary injunction hearing was held on January 29, 2016 before the Magistrate Judge, and DDC has filed an opposition to the motion. On February 16, 2016 the Magistrate Judge's recommendation granted Ancestry’s motion in part, enjoining DDC from using the trademarks “Ancestry,” “Ancestry DNA” and/or “DNA Ancestry.” On April 25, 2016, the District Judge issued an order reversing the Magistrate Judge's recommendation and denied the motion for preliminary injunction. While the Company cannot assure the ultimate outcome of this litigation, it does not believe it will be resolved in a manner that would have a material adverse effect on its business.
As part of the acquisition of Archives.com from Inflection LLC, completed in August 2012, a Marketing Agreement between Inflection LLC and Z-CORP dba OneGreatFamily.com (“OGF”) was assigned to Ancestry.com Operations Inc.  In 2014 OGF expressed concerns it was owed monies and demanded an accounting, which accounting the Company offered. OGF did not accept the offer.  After refusing the Company’s offer to provide an accounting under the Marketing Agreement, on or about October 10, 2014, OGF initiated a lawsuit in the Fourth Judicial District Court of the State of Utah against Ancestry.com Inc. and Ancestry.com Operations Inc. The suit is captioned Z-CORP et al. v. Ancestry.com Inc. et al. (Civil No. 140401466), alleging breach of contract, breach of implied covenant of good faith and fair dealing, conversion and intentional interference with prospective economic relations. OGF alleged damages totaling over $30 million, plus punitive damages in an unspecified amount. On or about November 13, 2014, Ancestry.com filed a motion to dismiss the complaint in its entirety for failing to state claims upon which relief may be granted. The Court heard oral arguments on the motion to dismiss on March 9, 2015. At the hearing, OGF conceded the law had changed regarding its intentional interference claim and that claim was dismissed without prejudice by consent of both parties. On April 1, 2015, the court issued a ruling granting the motion to dismiss as to the remaining claims, with prejudice and on the merits. On May 13, 2015, OGF appealed the court’s ruling to the Utah Supreme Court, which subsequently assigned the appeal to the Utah Court of Appeals. OGF appeals only the trial court’s dismissal of OGF’s claims for breach of contract, breach of implied covenant of good faith and fair dealing, and punitive damages. OGF submitted its initial brief on September 4, 2015, and the Company filed its responsive brief seeking to affirm the trial court on November 6, 2015. OGF filed a reply brief on January 8, 2016, which filing completed all briefing.  The Utah Court of Appeals has not ruled on the appeal, but oral arguments have been scheduled for June 9, 2016. While the Company cannot assure the ultimate outcome of this matter, it does not believe that it will be resolved in a manner that would have a material adverse effect on its business.

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
8. SUBSEQUENT EVENTS
In April 2016, the Company declared and paid its parent, Holdings LLC, a return-of-capital distribution of $18.8 million. Holdings LLC used the proceeds of the return-of-capital distribution to pay accumulated interest on its PIK notes.
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
All direct and indirect domestic subsidiaries are included in Ancestry U.S. Holdings Inc.’s consolidated U.S. tax return. In the Condensed Consolidating Financial Statements, income tax (expense) benefit has been allocated based on each such domestic subsidiary’s relative pre-tax income (loss) to the consolidated pre-tax income (loss).
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

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)
March 31, 2016

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
ASSETS
Current assets:
Cash and cash equivalents	$93	$—	$174,284	$2,399	$—	$176,776
Accounts receivable, net of allowances	—	—	13,743	115	—	13,858
Prepaid expenses	—	41	10,319	149	—	10,509
Other current assets	—	—	5,419	152	—	5,571
Intercompany receivables	30	—	60	1,250	(1,340)	—
Total current assets	123	41	203,825	4,065	(1,340)	206,714
Property and equipment, net	—	—	71,016	335	—	71,351
Content databases, net	—	—	277,693	689	—	278,382
Intangible assets, net	—	—	143,027	—	—	143,027
Goodwill	—	—	947,613	670	—	948,283
Investment in subsidiary	295,776	1,216,734	211,055	142	(1,723,707)	—
Other assets	—	1,439	12,424	278	—	14,141
Total assets	$295,899	$1,218,214	$1,866,653	$6,179	$(1,725,047)	$1,661,898

LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable	$—	$—	$15,766	$93	$—	$15,859
Accrued expenses	—	9,600	42,784	1,347	—	53,731
Deferred revenues	—	—	187,818	56	—	187,874
Current portion of long-term debt, net	—	7,095	—	—	—	7,095
Intercompany payables	—	—	1,261	79	(1,340)	—
Total current liabilities	—	16,695	247,629	1,575	(1,340)	264,559
Long-term debt, net	—	988,656	—	—	—	988,656
Deferred income taxes	—	—	51,363	—	—	51,363
Other long-term liabilities	—	—	62,695	123	—	62,818
Total liabilities	—	1,005,351	361,687	1,698	(1,340)	1,367,396
Total member’s interests	295,899	212,863	1,504,966	4,481	(1,723,707)	294,502
Total liabilities and member’s interests	$295,899	$1,218,214	$1,866,653	$6,179	$(1,725,047)	$1,661,898

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING BALANCE SHEETS (continued)
(in thousands)
December 31, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
ASSETS
Current assets:
Cash and cash equivalents	$102	$—	$125,795	$2,260	$—	$128,157
Accounts receivable, net of allowances	—	—	13,363	261	—	13,624
Prepaid expenses	—	64	12,019	145	—	12,228
Other current assets	—	—	8,565	135	—	8,700
Intercompany receivables	57	—	135	1,188	(1,380)	—
Total current assets	159	64	159,877	3,989	(1,380)	162,709
Property and equipment, net	—	—	54,415	380	—	54,795
Content databases, net	—	—	281,566	715	—	282,281
Intangible assets, net	—	—	159,736	—	—	159,736
Goodwill	—	—	947,613	670	—	948,283
Investment in subsidiary	282,222	1,209,851	211,201	126	(1,703,400)	—
Other assets	—	1,090	12,583	283	—	13,956
Total assets	$282,381	$1,211,005	$1,826,991	$6,163	$(1,704,780)	$1,621,760

LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable	$—	$—	$12,649	$471	$—	$13,120
Accrued expenses	—	1,377	50,272	1,222	—	52,871
Deferred revenues	—	—	171,797	25	—	171,822
Current portion of long-term debt, net	—	7,087	—	—	—	7,087
Intercompany payables	66	—	1,205	109	(1,380)	—
Total current liabilities	66	8,464	235,923	1,827	(1,380)	244,900
Long-term debt, net	—	989,256	—	—	—	989,256
Deferred income taxes	—	—	59,809	—	—	59,809
Other long-term liabilities	—	—	46,748	129	—	46,877
Total liabilities	66	997,720	342,480	1,956	(1,380)	1,340,842
Total member’s interests	282,315	213,285	1,484,511	4,207	(1,703,400)	280,918
Total liabilities and member’s interests	$282,381	$1,211,005	$1,826,991	$6,163	$(1,704,780)	$1,621,760

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
Three Months Ended March 31, 2016

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$196,193	$3,213	$(2,896)	$196,510
Total cost of revenues	—	—	54,329	327	(2,896)	51,760
Gross profit	—	—	141,864	2,886	—	144,750
Operating expenses:
Technology and development	—	—	25,648	356	—	26,004
Marketing and advertising	—	—	49,892	1,908	—	51,800
General and administrative	—	72	14,861	417	—	15,350
Amortization of intangible assets	—	—	18,590	—	—	18,590
Total operating expenses	—	72	108,991	2,681	—	111,744
Income (loss) from operations	—	(72)	32,873	205	—	33,006
Interest (expense) income, net	—	(20,319)	238	—	—	(20,081)
Other expense, net	—	—	(165)	(4)	—	(169)
Income (loss) before income taxes	—	(20,391)	32,946	201	—	12,756
Income tax (expense) benefit	—	7,506	(7,851)	(43)	—	(388)
Income (loss) before income from subsidiaries	—	(12,885)	25,095	158	—	12,368
Income from subsidiaries	12,368	13,344	617	—	(26,329)	—
Net income	$12,368	$459	$25,712	$158	$(26,329)	$12,368
Comprehensive income	$12,368	$459	$25,712	$158	$(26,329)	$12,368
Three Months Ended March 31, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$164,163	$3,717	$(3,283)	$164,597
Total cost of revenues	—	—	42,779	465	(3,283)	39,961
Gross profit	—	—	121,384	3,252	—	124,636
Operating expenses:
Technology and development	—	—	23,021	422	—	23,443
Marketing and advertising	—	—	41,285	1,892	—	43,177
General and administrative	—	373	10,404	678	—	11,455
Amortization of intangible assets	—	—	27,463	—	—	27,463
Total operating expenses	—	373	102,173	2,992	—	105,538
Income (loss) from operations	—	(373)	19,211	260	—	19,098
Interest (expense) income, net	—	(17,334)	126	—	—	(17,208)
Other expense, net	—	—	(253)	(10)	—	(263)
Income (loss) before income taxes	—	(17,707)	19,084	250	—	1,627
Income tax (expense) benefit	—	6,463	(5,244)	(52)	—	1,167
Income (loss) before income (loss) from subsidiaries	—	(11,244)	13,840	198	—	2,794
Income (loss) from subsidiaries	2,794	(1,667)	(12,713)	—	11,586	—
Net income (loss)	$2,794	$(12,911)	$1,127	$198	$11,586	$2,794
Comprehensive income (loss)	$2,794	$(12,911)	$1,127	$198	$11,586	$2,794

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)
Three Months Ended March 31, 2016

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$(9)	$21,117	$67,284	$39	$(24,859)	$63,572
Investing activities:
Capitalization of content databases	—	—	(6,220)	—	—	(6,220)
Purchases of property and equipment	—	—	(5,850)	—	—	(5,850)
Issuance of related-party note receivable	—	—	—	—	—	—
Investment in subsidiaries	—	(9,656)	(2,250)	—	11,906	—
Return-of-capital from subsidiaries	1,045	1,118	12,891	—	(15,054)	—
Net cash (used in) provided by investing activities	1,045	(8,538)	(1,429)	—	(3,148)	(12,070)
Financing activities:
Principal payments on debt	—	(1,838)	—	—	—	(1,838)
Capital contribution from parent	—	2,150	9,656	100	(11,906)	—
Return-of-capital to parent	(1,045)	(12,891)	(2,163)	—	15,054	(1,045)
Intercompany dividends paid	—	—	(24,859)	—	24,859	—
Net cash (used in) provided by financing activities	(1,045)	(12,579)	(17,366)	100	28,007	(2,883)
Net increase (decrease) in cash and cash equivalents	(9)	—	48,489	139	—	48,619
Cash and cash equivalents at beginning of period	102	—	125,795	2,260	—	128,157
Cash and cash equivalents at end of period	$93	$—	$174,284	$2,399	$—	$176,776

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued)
(in thousands)
Three Months Ended March 31, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$19,195	$39,020	$56,913	$(891)	$(64,673)	$49,564
Investing activities:
Capitalization of content databases	—	—	(7,400)	—	—	(7,400)
Purchases of property and equipment	—	—	(4,133)	(19)	—	(4,152)
Issuance of related-party note receivable	—	—	(10,000)	—	—	(10,000)
Investment in subsidiaries	—	(6,463)	—	(20)	6,483	—
Return-of-capital from subsidiaries	—	17,019	27,195	—	(44,214)	—
Net cash (used in) provided by investing activities	—	10,556	5,662	(39)	(37,731)	(21,552)
Financing activities:
Principal payments on debt	—	(22,518)	—	—	—	(22,518)
Capital contribution from parent	—	—	6,483	—	(6,483)	—
Return-of-capital to parent	(400)	(27,195)	(17,019)	—	44,214	(400)
Intercompany dividends paid	—	—	(64,673)	—	64,673	—
Net cash used in financing activities	(400)	(49,713)	(75,209)	—	102,404	(22,918)
Net increase (decrease) in cash and cash equivalents	18,795	(137)	(12,634)	(930)	—	5,094
Cash and cash equivalents at beginning of period	297	153	104,690	3,354	—	108,494
Cash and cash equivalents at end of period	$19,092	$16	$92,056	$2,424	$—	$113,588

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements relating to future events and future performance. All statements other than those that are purely historical may be forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “continue,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other words that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Forward-looking statements in this Quarterly Report include statements about:

•	our future financial performance, including our revenues, cost of revenues and operating expenses, and our ability to sustain profitability and achieve long-term growth;

•	our ability to generate additional revenues on a cost-effective basis;

•	our ability to attract and retain customers;

•	the size of our total addressable market;

•	our high degree of leverage and our ability to service our debt;

•	our intention to make payments to our parent, including those related to the PIK Notes;

•	our ability or our parent’s ability to take on additional debt;

•	risks related to the “Notes” and to high-yield debt securities generally;

•	the potential impact of debt covenant restrictions on our flexibility in operating our business;

•	our ability to monetize and to create a meaningful mobile experience for our customers;

•	our ability to develop new services or technologies that will appeal to our customers and drive growth in our business;

•	our competitive position;

•	our pricing and subscription package mix;

•	our ability to protect users’ data and privacy concerns and to comply with privacy and security standards and laws, including data related to our AncestryDNA and AncestryHealth services;

•	our ability to acquire content and make it available online;

•	our ability to attract and retain highly qualified personnel;

•	our continued investment in and expansion of our international operations, including our international expansion of AncestryDNA;

•	our ability to manage costs and control margins and trends;

•	the impact of current and potential legislation and regulatory changes on privacy, subscription renewal, DNA or other aspects of our business;

•	our liquidity and working capital requirements and the availability of cash and credit; and

•	the impact of claims or litigation.
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
Our core Ancestry websites, including our flagship site www.ancestry.com and our Ancestry international websites, have over 2.3 million paying subscribers around the world and an extensive collection of more than 17 billion historical records that we have digitized and indexed as of March 31, 2016. These digital records and documents, combined with our proprietary online search technologies and tools, enable our subscribers to research their family history, build their family trees, upload their own records and make meaningful discoveries about the lives of their ancestors.
Our AncestryDNA service, with more than 1.5 million DNA samples in its database as of March 31, 2016, enables customers to uncover their ethnic mix, discover distant cousins, and identify shared common ancestors. AncestryDNA leverages its growing DNA database together with proprietary algorithms to help customers identify their unique family history.
We also offer other subscription-based and family history research services, such as Archives.com (“Archives”), Newspapers.com, Fold3.com (“Fold3”) and AncestryProGenealogists, which extend and complement our core Ancestry websites. Subscriptions to Fold3 and Newspapers.com are often sold in conjunction with one of our core Ancestry website subscriptions.
The following discussion and analysis is based on and should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, as well as the Consolidated Financial Statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and other information in our Annual Report on Form 10-K.
Recent Developments
On March 31, 2016, each of Silver Lake Partners and GIC (the "Investors") signed a definitive agreement to acquire substantial equity stakes in the Company's indirect parent entity from existing equity holders (the “Transaction”). Following the Transaction, the Investors will hold equal minority ownership positions in the Company's indirect parent entity, while other current investors will remain as meaningful equity investors and, along with GIC, will continue to own a majority of the Company's indirect parent entity. In connection with, and upon closing of the Transaction, we expect to pay approximately $50 million for various transaction-related charges. Additionally, the Investors have offered to purchase shares from employees upon closing of the Transaction.
Key Business Metrics
Our management regularly reviews a number of financial and operating metrics, including the following key operating metrics to evaluate our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate forward-looking projections. The following key operating metrics reflect data with respect to our core Ancestry websites and exclude our other subscription-based websites, such as Archives, Newspapers.com and Fold3.

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

Our key business metrics are presented for the three months ended March 31, 2016, December 31, 2015 and March 31, 2015 (in thousands):

	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Total subscribers at end of quarter	2,372	2,264	2,219
Net subscriber additions	108	21	104
The following table presents the percentage of total subscribers by subscription duration type:

	March 31, 2016	December 31, 2015	March 31, 2015
Annual	34%	35%	38%
Semi-annual	28	27	23
Quarterly	2	2	2
Monthly	36	36	37
Total	100%	100%	100%
Components of Condensed Consolidated Statements of Comprehensive Income
Revenues
We attribute revenues by country based on the billing address of the customer. The following table presents total revenues by geographic region (in thousands):

	Three Months Ended March 31,
	2016	2015
United States	$162,529	$131,662
United Kingdom	17,349	17,383
All other countries	16,632	15,552
Total revenues	$196,510	$164,597
Subscription revenues. We derive subscription revenues by providing access to our content and technologies on our various websites. Subscription revenues also includes subscriptions to our other websites, such as Archives, Newspapers.com and Fold3. We recognize subscription revenues, net of estimated cancellations, ratably over the subscription period. No revenue is recognized or allocated to any free-trial period we may provide. Amounts received from subscribers for which the performance obligations have not been fulfilled are recorded in deferred revenue. We have established an allowance for sales returns based on historical subscription cancellations. Actual customer subscription cancellations are charged against the allowance or deferred revenues to the extent that revenue has not yet been recognized.
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
Expenses
Personnel-related costs for each category of cost of revenues and operating expenses include salaries, bonuses, employee benefit costs, employer payroll taxes and stock-based compensation.

Cost of Revenues
Cost of subscription revenues. Cost of subscription revenues consists primarily of amortization of content databases, web server operating costs, credit card processing fees, personnel-related costs of web support and customer service employees and outside service costs for customer services. Web-server operating costs include depreciation, web-hosting and software maintenance and support costs for web servers and related equipment.
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
Marketing and advertising. Marketing and advertising expenses consist primarily of external marketing expenses and personnel-related costs. External marketing costs include television, search, display, affiliate and content marketing costs. Marketing and advertising costs are principally incurred in the United States, the United Kingdom, Australia and Canada.
General and administrative. General and administrative expenses consist primarily of personnel-related and outside service expenses related to our executive, finance, legal, human resources and other administrative functions.
Amortization of intangible assets. Amortization of intangible assets is the amortization expense associated with trademarks and trade names, technologies, subscriber relationships and contracts and other intangible assets.
Interest Expense, Net, Other Expense, Net and Income Tax (Expense) Benefit
Interest expense, net. Interest expense, net includes interest expense associated with our debt, amortization of deferred financing costs and original issue discount costs, changes in the fair value of interest rate caps and interest income earned on cash and cash equivalents or related-party notes receivable. Our interest expense varies based on the level of debt outstanding and changes in interest rates.
Other expense, net. Other expense, net primarily includes foreign currency transaction and remeasurement gains and losses, which vary based on changes in foreign currency exchange rates.
Income tax (expense) benefit. Income tax (expense) benefit consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

Results of Operations
The following table sets forth our statements of operations, as included in the Condensed Consolidated Statements of Comprehensive Income, as a percentage of total revenues for the three months ended March 31, 2016 and 2015. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes.

	Three Months Ended March 31,
	2016	2015
Revenues:
Subscription revenues	78.7%	86.1%
Service and other revenues	21.3	13.9
Total revenues	100.0	100.0
Costs of revenues:
Cost of subscription revenues	13.9	15.6
Cost of service and other revenues	12.4	8.7
Total cost of revenues	26.3	24.3
Gross profit	73.7	75.7
Operating expenses:
Technology and development	13.2	14.2
Marketing and advertising	26.4	26.2
General and administrative	7.8	7.0
Amortization of intangible assets	9.5	16.7
Total operating expenses	56.9	64.1
Income from operations	16.8	11.6
Interest expense, net	(10.2)	(10.5)
Other expense, net	(0.1)	(0.1)
Income before income taxes	6.5	1.0
Income tax (expense) benefit	(0.2)	0.7
Net income	6.3%	1.7%
Discussion of results of operations
Revenues, Costs of Revenues and Gross Profit
The following tables present revenues, total cost of revenues and gross profit.

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)
Revenues:
Subscription revenues	$154,644	$141,717	9.1%
Service and other revenues	41,866	22,880	83.0
Total revenues	196,510	164,597	19.4
Cost of revenues:
Cost of subscription revenues	27,350	25,695	6.4
Cost of service and other revenues	24,410	14,266	71.1
Total cost of revenues	51,760	39,961	29.5%

	Amount		Gross Profit Percentage
	Three Months Ended March 31,
	2016	2015	2016	2015
	(in thousands)
Gross profit
Subscription	$127,294	$116,022	82.3%	81.9%
Service and other	17,456	8,614	41.7	37.6
Total	$144,750	$124,636	73.7%	75.7%
Subscription revenues, Cost of subscription revenues and Gross profit
For the three months ended March 31, 2016, our subscription revenues increased $12.9 million compared to the three months ended March 31, 2015. This increase was primarily due to an increase in the average number of total subscribers and in the average monthly revenue per subscriber for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The higher average monthly revenue per subscriber was driven, in part, by an increased number of subscribers choosing premium packages, including our all-access subscription to a core Ancestry website, Newspapers.com, Fold3, and Ancestry Academy. Premium packages have a higher average monthly revenue per subscriber than standard packages. Subscription revenues also increased due to additional revenue from institutional customers. For the three months ended March 31, 2016, changes in average foreign currency exchange rates had approximately a two percentage point negative impact on subscription revenues compared to the three months ended March 31, 2015.
For the three months ended March 31, 2016, our cost of subscription revenues increased $1.7 million compared to the three months ended March 31, 2015. The increase was primarily due to a $1.3 million increase in content database amortization due to the continued addition of new records to our content databases.
Service and other revenues, Cost of service and other revenues and Gross profit
For the three months ended March 31, 2016, our service and other revenues increased $19.0 million compared to the three months ended March 31, 2015. The increase was primarily due to a $19.7 million increase in AncestryDNA revenues driven by higher sales volumes. This increase was partially offset by a $1.2 million decrease in revenues from Family Tree Maker Software, which was sold to a third party during the first quarter of 2016.
For the three months ended March 31, 2016, our cost of service and other revenues increased $10.1 million compared to the three months ended March 31, 2015. The increase was primarily due to a $10.5 million increase in costs associated with AncestryDNA due to higher sales volume, partially offset by a reduction in per-unit processing costs.
Operating Expenses

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)
Operating expenses:
Technology and development	$26,004	$23,443	10.9%
Marketing and advertising	51,800	43,177	20.0
General and administrative	15,350	11,455	34.0
Amortization of intangible assets	18,590	27,463	(32.3)
Total operating expenses	$111,744	$105,538	5.9%
Technology and development
For the three months ended March 31, 2016, our technology and development expenses increased $2.6 million compared to the three months ended March 31, 2015. The increase was primarily due to a $2.3 million increase in personnel-related expenses.

Marketing and advertising
For the three months ended March 31, 2016, our marketing and advertising expenses increased $8.6 million compared to the three months ended March 31, 2015. The increase was primarily due to an $8.0 million increase in external marketing expenses, which was primarily driven by increased volume of television advertising.
General and administrative
For the three months ended March 31, 2016, our general and administrative expenses increased $3.9 million compared to the three months ended March 31, 2015. This increase was primarily due to a $1.6 million increase in one-time expenses primarily related to professional service fees related to the Transaction and litigation, and a $1.3 million increase in personnel-related expenses. Additionally, for the three months ended March 31, 2015, we received payment for an outstanding insurance claim.
Amortization of intangible assets
For the three months ended March 31, 2016, our amortization of intangible assets decreased $8.9 million compared to the three months ended March 31, 2015. These decreases were primarily due to certain intangible assets being amortized on an accelerated basis over the estimated useful life of the asset.
Interest Expense, Net, Other Expense, Net and Income Tax (Expense) Benefit

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)
Interest expense, net	$(20,081)	$(17,208)	16.7%
Other expense, net	(169)	(263)	(35.7)
Income tax (expense) benefit	(388)	1,167	(133.2)
Other data:
Effective tax rate	3.0%	(71.7)%
Interest expense, net
For the three months ended March 31, 2016, interest expense, net increased $2.9 million compared to the three months ended March 31, 2015. The increase in interest expense is due primarily to an increase in the average debt outstanding under our credit facilities to $733.1 million for the three months ended March 31, 2016 compared to $578.9 million for the three months ended March 31, 2015. Additionally, interest expense increased $1.1 million in comparison to the prior period related to the change in fair value of our interest rate caps.
Other expense, net
For the three months ended March 31, 2016, other expense, net changed primarily due to changes in foreign currency exchange rates compared to the three months ended March 31, 2015.
Income tax (expense) benefit
Our effective tax rate is subject to significant variation due to several factors, primarily variability in our pre-tax income and the mix of jurisdictions in which our pre-tax income is earned. Additionally, our effective tax rate can vary due to changes in tax laws or settlement of income tax audits.
For the three months ended March 31, 2016, we recorded an income tax expense of $0.4 million compared with an income tax benefit of $1.2 million for the three months ended March 31, 2015. The decrease in income tax benefit is primarily due to an increase in pre-tax income to $12.8 million from $1.6 million over the respective periods.
Our effective tax rates for the three months ended March 31, 2016 and 2015 differs from the U.S. statutory rate primarily due to the impact of operations in countries with tax rates lower than the U.S. We generate income in lower tax jurisdictions primarily related to our international operations, which are headquartered in Ireland. Our ability to obtain an income tax benefit from these lower tax rates is dependent on our relative levels of income in these jurisdictions and on the statutory tax rates and tax laws in these countries.

Other Financial Data
In addition to our results discussed above determined under accounting principles generally accepted in the United States of America (“GAAP”), we believe adjusted EBITDA and free cash flow are useful to investors as supplemental measures to evaluate the overall operating performance of our business. For the three months ended March 31, 2016 and 2015, our adjusted EBITDA and free cash flow were as follows:

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)
Adjusted EBITDA(1)	$68,184	$61,691	10.5%
Free cash flow(2)	46,285	43,505	6.4

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
Although adjusted EBITDA and free cash flow are frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA and free cash flow each has limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under GAAP.
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

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Reconciliation of adjusted EBITDA and free cash flow to net income(1):
Net income	$12,368	$2,794
Interest expense, net	20,081	17,208
Other expense, net	169	263
Income tax expense (benefit)	388	(1,167)
Depreciation	5,713	5,562
Amortization	27,581	35,106
Stock-based compensation expense	1,884	1,925
Adjusted EBITDA	$68,184	$61,691
Capitalization of content databases	(6,220)	(7,400)
Purchases of property and equipment	(5,850)	(4,152)
Cash paid for interest (2)	(9,368)	(6,429)
Cash paid for income taxes	(461)	(205)
Free cash flow	$46,285	$43,505

(1)
Net income and therefore adjusted EBITDA and free cash flow for the three months ended March 31, 2016 include $1.9 million of professional service fees related to the Transaction and litigation. For the three months ended March 31, 2015, net income and therefore adjusted EBITDA and free cash flow include $0.3 million of professional service fees primarily related to litigation.

(2)
Cash paid for interest for the three months ended March 31, 2015 does not include $0.4 million of payments made to our parent related to the interest obligations on its senior unsecured PIK notes. No payments related to interest obligations on the senior unsecured PIK notes were made during the three months ended March 31, 2016.

Liquidity and Capital Resources
Credit Facility
In August 2015, Ancestry.com Inc. (the "Issuer"), a subsidiary of the Parent, entered into a new credit facilities (the "New Credit Facilities"), which consists of a $735.0 million senior secured term loan facility (the "New Term Loan") that matures August 2022 and an $80.0 million senior secured revolving credit facility (the "Revolving Facility") that matures August 2020. Amounts borrowed under the New Term Loan are required to be paid in equal quarterly installments of 0.25% of the original principal amount with the balance payable upon maturity. If the Issuer's 11.0% senior notes due in December 2020 (the "Notes") are outstanding 91 days prior to the Notes' maturity date (the "Springing Maturity Date"), the New Credit Facilities will mature on the Springing Maturity Date rather than August 2022. Additionally, subject to certain conditions, a mandatory repayment may be required to be made annually beginning with the fiscal year ended December 31, 2016. The mandatory repayment may be up to 50% of excess cash flow, based on our first lien leverage ratio (the "First Lien Leverage Ratio") as defined in the credit agreement and net cash proceeds of certain other transactions as calculated at the end of each fiscal year. The Parent and certain of its subsidiaries guarantee the New Credit Facilities. All obligations under the New Credit Facilities are secured by a perfected first priority lien in substantially all of our tangible and intangible assets.

The New Term Loan and Revolving Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable margin plus, at the Issuer’s option, either: (a) a base rate determined by reference to the highest of (i) the administrative agent's prime rate at such time, (ii) 0.50% in excess of the overnight federal funds rate at such time and (iii) the LIBOR rate that is in effect for a LIBOR loan with an interest period of one month plus 1.00%, provided that the base rate for the New Term Loan is not less than 2.00% per annum; or (b) a LIBOR rate, provided that the LIBOR rate for the New Term Loan is not less than 1.00% per annum. The applicable margin shall mean either: (i) in the case of initial term loans maintained as (a) base rate loan, 3.00%, or (b) LIBOR loans, 4.00%, (ii) in the case of initial revolving loans maintained as (a) base rate loans or swingline loans, 2.75% and (b) fixed rate loans, 3.75%. The applicable margin for the Revolving Facility is subject to step-ups and step-downs based on our First Lien Leverage Ratio. The Issuer is also required to pay a commitment fee of 0.50% per annum on the unutilized commitments under the Revolving Facility, which fee decreases to 0.375% if the First Lien Leverage Ratio is less than or equal to 1.70 to 1.00. As of March 31, 2016, the interest rate on the New Term Loan was equal to a LIBOR floor of 1.00% plus the applicable margin of 4.00%. The effective interest rate of the New Term Loan is approximately 5.7%.
As of March 31, 2016, no funds had been drawn against the Revolving Facility. Borrowings under the Revolving Facility may be used for the purpose of general working capital, capital expenditures and other general corporate purposes. The New Credit Facilities also provide for a swingline subfacility of $25.0 million, a letter of credit subfacility of $50.0 million and an uncommitted incremental facility in an amount not to exceed the sum of (i) an unlimited amount if, on the date of issuance the total net secured leverage ratio would be less than or equal to 3.00 to 1.00, (ii) to the extent not funded with the proceeds of long-term indebtedness, all prior voluntary prepayments, and (iii) $100.0 million, subject to certain conditions.
The New Credit Facilities permits restricted payments, including dividends, out of available amounts, as defined in the credit agreement. The available amount formulation includes a starter amount of $75.0 million and is adjusted quarterly based on consolidated net income, as defined in the credit agreement, beginning June 30, 2015 plus other additions as listed in the credit agreement. Separately, the New Credit Facilities have a general basket for restricted payments of the greater of $50 million per annum and 20.5% of the last twelve months of EBITDA as defined by the credit agreement. The New Credit Facilities contain customary affirmative and negative covenants and events of default. The Revolving Facility contains a financial covenant prohibiting the First Lien Leverage Ratio from being greater than 4.00, which is tested quarterly when utilization of the Revolving Facility (excluding letters of credit less than or equal to $10.0 million) is greater than 30% of total commitments under the Revolving Facility. Without the written consent of the required lenders, the Issuer is not permitted to incur loans under the Revolving Facility unless it is in compliance with the Financial Covenant as of the last day of the most recently completed test period. As of March 31, 2016, we were in compliance with all covenants of the New Credit Facilities.
The Issuer, at its discretion, has also entered into interest rate cap agreements with the following terms as of March 31, 2016: (i) $200.0 million total notional amount that caps the three-month LIBOR rate at 2.00% commencing March 31, 2016 and expiring December 30, 2016, (ii) $300.0 million total notional amount that caps the three-month LIBOR rate at 2.00% commencing December 30, 2016 and expiring June 29, 2018, and (iii) $500.0 million total notional amount that caps the three-month LIBOR rate at 2.00% commencing June 29, 2018 and expiring June 30, 2019.
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
Ancestry.com Holdings LLC Senior Unsecured PIK Notes
Our parent, Holdings LLC, has outstanding $390.2 million of senior unsecured PIK Notes due October 15, 2018. Interest on the PIK Notes is payable semi-annually in arrears on April 15 and October 15 each year through maturity. The first and last interest payments on the PIK Notes are required to be payable entirely in cash. All other interest payments are required to be paid in cash, subject to cash availability and restricted payment capacity, as defined in the indenture. If interest payments are not required to be paid in cash, Holdings LLC will be entitled to pay all or a portion of the interest payment by increasing the principal amount of the PIK Notes or issuing new PIK Notes in an amount equal to the interest payment for the applicable interest period (“PIK Interest”). Cash interest on the PIK Notes will accrue at the rate of 9.625% per annum; PIK Interest will accrue at the rate of 10.375% per annum. Holdings LLC may redeem all or any portion of the PIK Notes at any time prior to October 15, 2016 at a price equal to 102% of the aggregate principal plus accrued interest; subsequent to October 15, 2016 but before October 15, 2017, the PIK Notes may be redeemed at a price equal to 101% of the aggregate principal plus accrued interest. The PIK Notes may be redeemed at par plus accrued interest subsequent to October 15, 2017.
The PIK Notes are senior unsecured obligations of Holdings LLC and are structurally subordinated to all our existing and future indebtedness. Additionally, we did not guarantee the PIK Notes, nor were any of its assets pledged as collateral for the PIK Notes. As we are not an obligor or a guarantor on the PIK Notes, the debt is recorded only in the financial statements of Holdings LLC and is not reflected in the Condensed Consolidated Financial Statements of Ancestry.com LLC. While not required, we have made and intend to make future payments to Holdings LLC in order to fund payments related to the PIK Notes, provided that such payments are permitted under the covenants of the New Credit Facilities and the Notes. If interest on the PIK Notes is paid in cash, annual interest payments will total approximately $37.6 million.
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, our cash flows from operations and amounts available under our Revolving Facility. As of March 31, 2016, we had $176.8 million in cash and cash equivalents and $80.0 million of availability on our Revolving Facility.
Operating costs include costs such as marketing and advertising, personnel-related expenses, capital expenditures related to content databases and equipment, investments in new service offerings and technologies and web-hosting costs and business acquisitions. Expenditures have increased as operations and the number of personnel have grown, and our expenditures may continue to increase in the future. Our future cash expenditures may vary significantly from those now planned and will depend on many factors including:

•	amounts we must pay to service our debt;

•	payments we intend to make to our parent, including those related to the PIK Notes;

•	our marketing and advertising expenditures;

•	the development of new services and enhancement of functionality in our technology and tools;

•	our ability to attract and retain customers;

•	market acceptance of our services;

•	the launch of additional services and expansion into new markets;

•	the level of new content acquisition required to retain and acquire subscribers;

•	amounts we must invest in our infrastructure to support our operations;

•	the resources for our development, marketing and administrative organizations;

•	our relationships with subscribers and vendors;

•	our engaging in additional business acquisitions;

•	amounts we must spend to integrate and operate acquired businesses; and

•	amounts we may incur in connection with and upon closing of the Transaction.

We expect cash and cash equivalents on hand, cash flows from operations and amounts available under our Revolving Facility will provide adequate funds for our currently anticipated operating and recurring cash needs (e.g., debt service, working capital and capital expenditures) for at least the next twelve months, as well as the amounts we may incur in connection with the closing of the Transaction; however, our substantial level of debt and debt service obligations as well as our intention to make further payments to our parent related to the PIK Notes could have important consequences including:

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
Cash Flow Analysis
Summary cash flow information for cash and cash equivalents for the three months ended March 31, 2016 and 2015 is set forth below. We consider cash and cash equivalents in evaluating our overall cash position.

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)
Net cash and cash equivalents provided by (used in):
Operating activities	$63,572	$49,564	28.3%
Investing activities	(12,070)	(21,552)	(44.0)
Financing activities	(2,883)	(22,918)	(87.4)
Net increase in cash and cash equivalents	$48,619	$5,094	854.4%

Net cash provided by operating activities
For the three months ended March 31, 2016, net cash provided by operating activities was $63.6 million, an increase of $14.0 million compared to the three months ended March 31, 2015, due to a $9.6 million increase in net income and a $10.9 million increase in the changes in operating assets and liabilities, partially offset by a $6.4 million decrease in non-cash adjustments. The increase in the changes in operating assets and liabilities was primarily due to the timing of cash receipts and payments in the ordinary course of business and a non-recurring payment in the prior period of $5.8 million for accrued interest related to the shareholder litigation settled in February 2015. The decrease in adjustments for non-cash items primarily consisted of a $8.9 million decrease in amortization of intangible assets due to certain intangible assets being amortized on an accelerated basis, partially offset by a $1.5 million increase in other non-cash items such as depreciation and amortization of content databases and a $1.0 million increase in deferred income taxes.
Net cash used in investing activities
For the three months ended March 31, 2016, net cash used in investing activities totaled $12.1 million, a decrease of $9.5 million compared to the three months ended March 31, 2015. This change was primarily due to a $10.0 million note receivable issued to our parent, Holdings LLC, in March 2015 to repurchase a portion of the PIK Notes plus accumulated interest.
Net cash used in financing activities
For the three months ended March 31, 2016, net cash used in financing activities totaled $2.9 million, a decrease of $20.0 million compared to the three months ended March 31, 2015. This change was primarily due to decreased principal payments made on our debt when compared to the prior period, which included a $15.0 million excess cash flow mandatory repayment made in March 2015.
Contractual Obligations
There have been no significant changes in our contractual obligations since December 31, 2015.
Off-Balance Sheet Arrangements
We do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, as part of our ongoing business. Accordingly, our operating results, financial condition and cash flows are not subject to off-balance sheet risks.
Recently Issued Accounting Standards
In April 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-10, Identifying Performance Obligations and Licensing, and in March 2016, issued ASU 2016-08, Principal versus Agent Considerations. These amendments are intended to clarify certain aspects within the new revenue recognition guidance included in ASC Topic 606, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. ASC Topic 606, including the effects of these amendments, will be effective for public companies for interim and annual periods beginning on or after December 15, 2017. For non-public companies, this guidance is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as early as the original public entity effective date. Once effective, entities can choose to apply the standard using either a full or modified retrospective approach. We have not yet selected a transition method and are currently assessing the potential impact that this standard will have on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), as part of the Board’s simplification initiative. The new guidance simplifies several aspects of the accounting for share-based payments, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For non-public entities, this guidance is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for all entities. We are currently assessing the potential impact that this standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will supersede the existing lease guidance under ASC Topic 840, Leases. The core principle of the guidance is that an entity should recognize the rights and obligations that arise from leases as assets and liabilities on the statement of financial position including leases that are classified as operating leases under existing GAAP. Further, the guidance requires additional disclosures, both qualitative and quantitative, to supplement the amounts recorded in the financial statements so that users can better understand the nature of the entity’s leasing activities. This guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities, this guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities. The new guidance is to be applied to the beginning of the earliest period presented using a modified retrospective approach. We are currently assessing the potential impact that this standard will have on our consolidated financial statements.
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
We consider the assumptions and estimates associated with testing goodwill for impairment, recoverability of long-lived assets, income taxes, timing for recognition of AncestryDNA revenues, determination of the fair value of stock options included in stock-based compensation expense and construction costs incurred under build-to-suit leases to be our critical accounting estimates. For further information on our significant accounting policies, see Note 1 to our 2015 Consolidated Financial Statements included in our Annual Report on Form 10-K. There have been no changes to our significant accounting policies since December 31, 2015.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business, which currently are comprised primarily of interest rate risks and foreign currency exchange risks. For financial market risks related to interest rates and foreign currency exchange, refer to the “Quantitative and Qualitative Disclosures about Market Risk” contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. Our exposure to market risk has not changed significantly since December 31, 2015.
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

(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

General
On May 4, 2015, DNA Genotek Inc. (“Genotek”) filed a complaint against Ancestry.com DNA, LLC (“AncestryDNA”) in the United States District Court for the District of Delaware (Case No. 1:15-cv-00355-SLR).  Genotek later filed an amended complaint on July 24, 2015 that asserts causes of action for (1) infringement of U.S. Patent No. 8,221,381; (2) breach of contract for allegedly breaching the Terms and Conditions that governed AncestryDNA’s purchase of Genotek Saliva Collection Products; (3) conversion; (4) trespass to chattel; and (5) action to quiet title.  AncestryDNA filed a motion to dismiss Genotek’s willful infringement, conversion, trespass to chattel, and action to quiet title claims on August 10, 2015.  On January 22, 2016, before the Court ruled on AncestryDNA’s motion to dismiss, Genotek filed a second amended complaint that adds a false advertising and a false designation of origin claim.  AncestryDNA renewed its motion to dismiss the willful infringement, conversion, trespass to chattel, and action to quiet title claims on February 19, 2016.  On March 22, 2016, the Court dismissed Genotek’s conversion and trespass to chattel claims. Genotek seeks injunctive relief, unspecified monetary damages, an award of AncestryDNA’s profits, and an award of Genotek’s costs and attorneys’ fees incurred in connection with this action.  On October 20, 2015, AncestryDNA filed an Inter Partes Review Petition (IPR2016-00060) with the United States Patent and Trademark Office, challenging the validity of claims 1-20, 39-41, 43-47, and 49 of U.S. Patent No. 8,221,381.  Genotek filed a Patent Owner Preliminary Response on February 3, 2016.  On April 8, 2016, the USPTO instituted an inter partes review of claims 1, 2, 4, 5, 7, 8, 11, 12, 15-17, 20, 41, 44 and 49 of U.S. Patent No. 8,221,381.  AncestryDNA intends to defend the litigation vigorously. While no assurances can be given as to outcomes or liability, if any, we do not believe that this litigation will be resolved in a manner that would have a material adverse effect on our financial statements.
On July 30, 2015 DNA Genotek, Inc. (“Genotek”) filed a complaint against Spectrum DNA, Spectrum Solutions L.L.C., and Spectrum Packaging L.L.C. (collectively “Spectrum”) in the United States District Court for the District of Delaware (Case No. 1:15-cv-00661-SLR).  The complaint alleges that Spectrum’s sale of the saliva collection device created by AncestryDNA.com, LLC constitutes infringement of U.S. Patent No. 8,221,381. On January 22, 2016, Genotek filed a first amended complaint that added causes of action for false advertising and false designation of origin.  While AncestryDNA is not a party to this lawsuit, AncestryDNA has agreed to indemnify Spectrum against Genotek’s patent infringement claims.  On August 24, 2015, Genotek filed a preliminary injunction motion seeking to enjoin Spectrum’s sales of saliva collection devices to parties other than AncestryDNA.  On September 4, 2015, Spectrum filed a motion to dismiss for lack of personal jurisdiction.  On February 4, 2016, the Court issued an order denying both motions without prejudice and authorizing Genotek to pursue jurisdictional discovery.  AncestryDNA intends to defend the litigation vigorously.  While no assurances can be given as to outcomes or liability, if any, we do not believe that this litigation will be resolved in a manner that would have a material adverse effect on our financial statements.  The outcome of either of these Genotek matters cannot be predicted with any certainty.
On November 16, 2015, Ancestry.com Operations Inc. and Ancestry.com DNA, LLC (collectively “Ancestry”) filed a complaint against DNA Diagnostic Center, Inc. (“DDC”) in the United States District Court for the Southern District of Ohio for trademark infringement, unfair competition, false advertising, and breach of contract (Case No. 1:15-cv-00737-SSB-SKB).  Ancestry’s claims relate to DDC’s unauthorized use of Ancestry’s registered Ancestry and AncestryDNA trademarks in its advertisements for a competing product and its use of close variations of Ancestry’s registered trademarks, which Ancestry contends has created consumer confusion.  Ancestry’s claims are also based upon DDC’s breach of a prior agreement with Ancestry that it would cease the allegedly infringing conduct and false advertising.  On January 19, 2016, DDC filed its Answer to Ancestry’s Complaint and filed several Counterclaims, including Counterclaims for trademark infringement, unfair competition, and for cancellation of Ancestry’s registered AncestryDNA trademark.  DDC’s Counterclaims are based upon its use and registration of the mark AncestryByDNA, notwithstanding Ancestry’s prior use of the Ancestry trademark since 1983.  Ancestry moved to dismiss several of DDC’s Counterclaims and that motion to dismiss is pending.  On March 7, 2016, DDC also amended its Counterclaims to add a request to cancel a trademark registration Ancestry owns for “Ancestry,” which was issued in 1990.  Ancestry has also filed a motion for a preliminary injunction on its claims, the preliminary injunction hearing was held on January 29, 2016 before the Magistrate Judge, and DDC has filed an opposition to the motion. On February 16, 2016, the Magistrate Judge’s recommendation granted Ancestry’s motion in part, enjoining DDC from using the trademarks “Ancestry,” “Ancestry DNA” and/or “DNA Ancestry.”  On April 25, 2016, the District Judge issued an order reversing the Magistrate Judge’s recommendation and denied the motion for preliminary injunction.  While we cannot assure the ultimate outcome of this litigation, we do not believe it will be resolved in a manner that would have a material adverse effect on our business.

As part of the acquisition of Archives.com from Inflection LLC, completed in August 2012, a Marketing Agreement between Inflection LLC and Z-CORP dba OneGreatFamily.com (“OGF”) was assigned to Ancestry.com Operations Inc.  In 2014 OGF expressed concerns it was owed monies and demanded an accounting, which accounting the Company offered. OGF did not accept the offer.  After refusing the Company’s offer to provide an accounting under the Marketing Agreement, on or about October 10, 2014, OGF initiated a lawsuit in the Fourth Judicial District Court of the State of Utah against Ancestry.com Inc. and Ancestry.com Operations Inc.  The suit is captioned Z-CORP et al. v. Ancestry.com Inc. et al. (Civil No. 140401466), alleging breach of contract, breach of implied covenant of good faith and fair dealing, conversion and intentional interference with prospective economic relations.  OGF alleged damages totaling over $30 million, plus punitive damages in an unspecified amount. On or about November 13, 2014 Ancestry.com filed a motion to dismiss the complaint in its entirety for failing to state claims upon which relief may be granted. The Court heard oral arguments on the motion to dismiss on March 9, 2015. At the hearing, OGF conceded the law had changed regarding its intentional interference claim and that claim was dismissed without prejudice by consent of both parties.  On April 1, 2015, the court issued a ruling granting the motion to dismiss as to the remaining claims, with prejudice and on the merits. On May 13, 2015, OGF appealed the court’s ruling to the Utah Supreme Court, which subsequently assigned the appeal to the Utah Court of Appeals. OGF appeals only the trial court’s dismissal of OGF’s claims for breach of contract, breach of implied covenant of good faith and fair dealing, and punitive damages. OGF submitted its initial brief on September 4, 2015, and the Company filed its responsive brief seeking to affirm the trial court on November 6, 2015. OGF filed a reply brief on January 8, 2016, which filing completed all briefing.  The Utah Court of Appeals has not ruled on the appeal, but oral arguments have been scheduled for June 9, 2016. While we cannot assure the ultimate outcome of this matter, we do not believe that it will be resolved in a manner that would have a material adverse effect on our business.
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
While we have experienced growth in the past, our business may not grow or may contract in the future. Additionally, a large portion of our revenue growth is being driven by our AncestryDNA service. The rapid growth of our AncestryDNA service may not continue and may even decline. As such, you should not rely on the growth of any prior year or other period as an indication of our future performance. If our business does not grow while we continue to devote substantial resources and funds to improving our existing or to developing new technologies and service offerings, to continue acquiring new and relevant content and also to expanding awareness of our brand and category through marketing, our margins in the near term may be reduced. In addition, if growth of lower margin services, such as our AncestryDNA service, outpace growth of higher margin services, such as our subscription services, key financial metrics including adjusted EBITDA may slow or decline. If our growth rates were to decline or become negative, it could materially adversely affect our financial condition and results of operations.

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
We also face additional privacy issues as we expand into other international markets, as many nations have privacy protection laws more stringent than those in the United States, particularly in Europe where privacy laws continue to become more expansive. For example, in October 2015, the Court of Justice for the European Union and the Article 29 Working Group recently declared the U.S. Safe Harbor Agreement under the Data Protective Directive from the European Union as invalid. The European Commission and the United States recently announced an agreement on a new framework for transferring personal data from the European Union to the United States, called the “EU-US Privacy Shield,” but European data privacy authorities have criticized the Privacy Shield and uncertainty thus remains surrounding such transfers. The protection of consumer privacy has also increasingly become a focus of U.S. regulators, and the impact of recent and potential future enhanced privacy protections in the United States is uncertain. For example, we received an initial inquiry from the Office of the Attorney General of the State of New York requesting information regarding AncestryDNA's privacy policies and procedures and continue to have discussions with the Attorney General regarding these privacy policies. We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Increased domestic or international regulation of data utilization and distribution practices, including self-regulation, could require us to modify our operations and incur significant expense, which could have a material adverse effect on our business, financial condition and results of operations. If our users’ private content were to become publicly available or, if third parties were able to gain unauthorized access to such content, in particular the DNA testing information, we may face liability and harm to our brand and reputation.
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
For the three months ended March 31, 2016, approximately 17.3% of revenues were from customers located outside the United States. We are subject to many of the risks of doing business internationally, including the following:

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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business opportunities, including developing new features and services or enhancing our existing solutions, improving our operating infrastructure or acquiring complementary businesses and technologies. Our revolving facility, which provides for $80.0 million of borrowings (the “Revolving Facility”), may not be sufficient for our needs. Accordingly, we and/or our parent entities (“the Ancestry Group”) may engage in debt financing to secure additional funds; however, we may not be able to obtain additional financing on terms favorable to us, if at all. For example, our new credit facilities, which consists of a $731.3 million term loan facility and the Revolving Facility (the “New Credit Facilities”), and the indentures governing the 11% senior notes due 2020 (the “Notes”) and the senior unsecured payment-in-kind toggle notes due 2018 (the “PIK Notes”) contain restrictive covenants relating to capital-raising activities by us and our direct parent, Ancestry.com Holdings LLC (“Holdings LLC”), and other financial and operational matters. Any debt financing obtained by us or our parent entities in the Ancestry Group in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to grow our business and to respond to business challenges could be significantly impaired, and our business may be materially harmed. Please refer to Item 2, Liquidity and Capital Resources, of Part I for further information.
We face risks associated with currency exchange rate fluctuations or other changes in the global economy, which could adversely affect our revenues and operating results.
For the three months ended March 31, 2016, approximately 16% of our total revenues earned and approximately 8% of our total expenses incurred were in currencies other than the United States dollar, such as the British pound sterling, the Australian dollar, the Canadian dollar and the Euro. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the United States dollar, which could affect our revenues and results of operations. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues, operating expenses and net income. We may not be able to offset adverse foreign currency impact with increased subscription pricing or volume. We attempt to limit our exposure by paying our operating expenses incurred in foreign jurisdictions with revenues received in the applicable currency, but if we do not have enough local currency to pay all our expenses in that currency, we are exposed to currency exchange rate risk with respect to those expenses. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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
Risks Related to the Transaction

The Transaction under the Share Purchase Agreement (the "Purchase Agreement") with Silver Lake Partners and GIC (the "Buyers") may not close in the expected timeframe, or at all. Until we close the Transaction, we may decide not to pursue certain activities in connection with our business, which may have a material and adverse effect on our financial condition and results of operations.

The consummation of the Transaction is subject to satisfaction of customary closing conditions. If these conditions are not satisfied or waived, the Transaction will not be consummated, which may have a negative effect on our business. Additionally, Company resources are being consumed in pursuing this transaction to close, which could further restrict our ability to expand or operate our business prior to the consummation of the Transaction. We cannot guaranty that the conditions to closing will be satisfied.

If the Transaction with the Buyers closes, there is no assurance that the Buyers will be successful in implementing their business strategy.

If the Transaction with the Buyers closes, there can be no assurance that the Buyers will be successful in executing their business strategy, that the existing business strategy will not change and the Company’s business and financial condition will be more successful following the Transaction. In addition, upon close of the Transaction, we expect to incur and pay for various transaction-related charges, which will decrease our cash flows, and may limit other operating or investment opportunities.

Risks Related to Our Indebtedness
We have a substantial amount of debt, which exposes us to various risks.
We have substantial debt, totaling approximately $1.0 billion as of March 31, 2016, consisting of approximately $731.3 million under our New Credit Facilities and $300.0 million in Notes and as a result, we have significant debt service obligations. We also have the ability to borrow up to $80.0 million under the Revolving Facility. Our substantial level of debt and debt service obligations as well as our intention to pay distributions to our parent related to the PIK Notes could have important consequences including:

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
Our New Credit Facilities and the indentures governing the Notes and PIK Notes each contains, and the terms of any of our future debt would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. For example, the credit agreement governing our New Credit Facilities and the indentures governing the Notes and PIK Notes restrict our and our subsidiaries’ ability to:

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
The Notes and the related guarantees are unsecured. This means they are effectively subordinated in right of payment to all of our and the guarantors’ secured debt, including our New Credit Facilities, to the extent of the value of the assets securing that debt. Loans under our New Credit Facilities are secured by substantially all of our and the guarantors’ assets (subject to certain exceptions). As of March 31, 2016, we had approximately $731.3 million outstanding under the New Term Loan and $80.0 million of availability under the Revolving Facility. Furthermore, the indenture governing the Notes allows us to incur additional secured debt. See Note 4 in our Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” for a further description of the terms of the New Credit Facilities.
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
Certain of our existing or future foreign subsidiaries do not guarantee the Notes, and only Ancestry.com LLC and all its direct and indirect existing and future restricted subsidiaries (except excluded subsidiaries) that guarantee any indebtedness of Ancestry.com Inc. or any guarantor, or incur indebtedness under a credit facility, in each case, subject to certain exceptions, guarantee the Notes. This means the Notes are structurally subordinated to the debt and other liabilities of these non-guarantor subsidiaries. As of March 31, 2016, our non-guarantor subsidiaries had no debt outstanding (excluding intercompany debt). Our non-guarantor subsidiaries may, in the future, incur substantial additional liabilities, including debt. Furthermore, we may, under certain circumstances described in the indenture governing the Notes, designate subsidiaries to be unrestricted subsidiaries, and any subsidiary that is designated as unrestricted will not guarantee the Notes. In the event of our non-guarantor subsidiaries’ bankruptcy, insolvency, liquidation, dissolution, reorganization or similar proceeding, the assets of those non-guarantor subsidiaries will not be available to pay obligations on the Notes until after all of the liabilities (including trade payables) of those non-guarantor subsidiaries have been paid in full.
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
The interests of our equity holders may conflict with the interests of note holders.
Our equity holders control our policies and operations. The interests of the equity holders may not in all cases be aligned with the interests of note holders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders might conflict with the interests of note holders. In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even when those transactions involve risks to holders of the Notes. Furthermore, our equity holders may in the future own businesses that directly or indirectly compete with us. Our equity holders also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.
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

Item 6.	Exhibits

Exhibit Number	Exhibit Description
4.1	Ninth Supplemental Indenture, dated as of April 27, 2016, among Ancestry.com Inc., Ancestry.com LLC, Anvilire Three Unlimited Company, and Wells Fargo Bank, NA, as trustee
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Ancestry.com LLC

Dated: April 29, 2016	By:	/s/ Timothy Sullivan
Timothy Sullivan
President and Chief Executive Officer

Dated: April 29, 2016	By:	/s/ Howard Hochhauser
Howard Hochhauser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
4.1	Ninth Supplemental Indenture, dated as of April 27, 2016, among Ancestry.com Inc., Ancestry.com LLC, Anvilire Three Unlimited Company, and Wells Fargo Bank, NA, as trustee
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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