Form 10-Q
period 2016-06-30
Ancestry.com LLC
filed 2016-07-29
CIK 1575319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-189129-16

Ancestry.com LLC
(Exact name of registrant as specified in its charter)

Delaware	37-1708583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1300 West Traverse Parkway Lehi, Utah	84043
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of July 29, 2016, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by a sole member.

Ancestry.com LLC

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ANCESTRY.COM LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,901	$128,157
Accounts receivable, net of allowances of $733 and $997 at June 30, 2016 and December 31, 2015, respectively	14,573	13,624
Prepaid expenses	9,916	12,228
Other current assets	15,042	8,700
Total current assets	158,432	162,709
Property and equipment, net	85,707	54,795
Content databases, net	274,934	282,281
Intangible assets, net	132,043	159,736
Goodwill	959,399	948,283
Other assets	14,351	13,956
Total assets	$1,624,866	$1,621,760
LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable	$13,940	$13,120
Accrued expenses	53,191	52,871
Deferred revenues	193,394	171,822
Current portion of long-term debt, net	7,103	7,087
Total current liabilities	267,628	244,900
Long-term debt, net	988,077	989,256
Financing obligation	45,661	22,900
Deferred income taxes	39,777	59,809
Other long-term liabilities	26,263	23,977
Total liabilities	1,367,406	1,340,842
Commitments and contingencies
Member’s interests:
Member’s interests	397,241	422,603
Accumulated deficit	(139,781)	(141,685)
Total member’s interests	257,460	280,918
Total liabilities and member’s interests	$1,624,866	$1,621,760
See accompanying notes to Condensed Consolidated Financial Statements (unaudited)

ANCESTRY.COM LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenues:
Subscription revenues	$160,203	$145,408	$314,847	$287,125
Service and other revenues	51,221	24,016	93,087	46,896
Total revenues	211,424	169,424	407,934	334,021
Costs of revenues:
Cost of subscription revenues	27,641	25,584	54,991	51,279
Cost of service and other revenues	28,222	13,882	52,632	28,148
Total costs of revenues	55,863	39,466	107,623	79,427
Gross profit	155,561	129,958	300,311	254,594
Operating expenses:
Technology and development	27,643	24,282	53,647	47,725
Marketing and advertising	55,433	41,203	107,233	84,380
General and administrative	19,533	12,427	33,451	23,882
Amortization of intangible assets	18,052	27,464	36,642	54,927
Transaction-related expenses	30,874	—	32,306	—
Total operating expenses	151,535	105,376	263,279	210,914
Income from operations	4,026	24,582	37,032	43,680
Interest expense, net	(19,731)	(16,622)	(39,812)	(33,830)
Other (expense) income, net	(279)	190	(448)	(73)
(Loss) income before income taxes	(15,984)	8,150	(3,228)	9,777
Income tax benefit	5,520	5,512	5,132	6,679
Net (loss) income	$(10,464)	$13,662	$1,904	$16,456

Comprehensive (loss) income	$(10,464)	$13,662	$1,904	$16,456
See accompanying notes to Condensed Consolidated Financial Statements (unaudited)

ANCESTRY.COM LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2016	2015
	(unaudited)
Operating activities:
Net income	$1,904	$16,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,904	11,106
Amortization of content databases	18,194	15,477
Amortization of intangible assets	36,642	54,927
Amortization of debt-related costs	4,695	4,843
Deferred income taxes	(20,820)	(21,533)
Stock-based compensation expense	3,937	3,801
Excess tax benefit from stock-based compensation	(10,618)	(17)
Changes in operating assets and liabilities:
Accounts receivable	186	(633)
Other assets	(3,554)	(1,274)
Income taxes, net	7,531	2,081
Accounts payable and other liabilities	34	(8,433)
Deferred revenues	21,508	4,894
Net cash provided by operating activities	71,543	81,695
Investing activities:
Capitalization of content databases	(11,889)	(16,540)
Purchases of property, equipment and software	(20,775)	(6,444)
Acquisition of business, net of cash acquired	(15,576)	—
Issuance of related-party note receivable	—	(10,000)
Net cash used in investing activities	(48,240)	(32,984)
Financing activities:
Excess tax benefits from stock-based compensation	10,618	17
Principal payments on debt	(3,676)	(30,035)
Return-of-capital distributions	(39,501)	(19,100)
Net cash used in financing activities	(32,559)	(49,118)
Net decrease in cash and cash equivalents	(9,256)	(407)
Cash and cash equivalents at beginning of period	128,157	108,494
Cash and cash equivalents at end of period	$118,901	$108,087

Supplemental disclosures of cash flow information:
Cash paid for interest	$35,249	$29,253
Cash paid for income taxes	8,148	12,805

Supplemental disclosures of non-cash investing and financing activities:
Increase in estimated cost of construction of a building under a build-to-suit lease	$23,051	$6,311
See accompanying notes to Condensed Consolidated Financial Statements (unaudited)

ANCESTRY.COM LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Ancestry.com LLC (the “Parent”) is a holding company, and all operations are conducted by its wholly-owned subsidiaries. Ancestry.com LLC and its subsidiaries are collectively referred to as “Ancestry.com” or the “Company.” Ancestry.com is a provider of family history and personal DNA testing services that derives revenue primarily from providing customers with subscriptions to its websites and providing customers with insights to their ethnic origins based on results of a DNA test.
In May 2016, Silver Lake Partners and GIC acquired equal minority ownership positions in the Company's indirect parent entity at an enterprise value of approximately $2.6 billion (the “Transaction”). The Permira funds, Spectrum Equity and Ancestry management remain as equity investors and, along with GIC, continue to own a majority of the Company's indirect parent entity. Additionally, in connection with the Transaction, a tender offer to purchase shares from employees closed.
Ancestry.com LLC is a wholly-owned subsidiary of Ancestry.com Holdings LLC (“Holdings LLC”). Holdings LLC is a holding company with no material operations and limited assets other than its ownership of the membership interests of Ancestry.com LLC. Holdings LLC has no material liabilities outstanding to third parties other than the senior unsecured payment-in-kind toggle notes (the “PIK Notes”) as discussed further within Note 4 herein. Holdings LLC is not individually responsible for any liabilities of Ancestry.com LLC or its subsidiaries solely for reason of being a member or participating in the management of Ancestry.com LLC.
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
Unaudited Interim Financial Statements
The accompanying interim Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Comprehensive (Loss) Income and Statements of Cash Flows are unaudited. These unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP on the same basis as the audited Consolidated Financial Statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows.
The Company recognizes subscription revenues ratably over the subscription periods and revenues from DNA testing services when DNA results are delivered to the customer or the likelihood of the DNA kit being submitted by the customer for testing is remote. Therefore, the costs to acquire customers are generally incurred before the Company recognizes the associated revenues. Results of operations may vary between periods due to the timing of when revenues and expenses are recognized. As such, the results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
The Company regularly evaluates its estimates to determine their appropriateness, including testing goodwill for impairment, recoverability of long-lived assets, income taxes, timing for recognition of AncestryDNA revenues, determination of the fair value of stock options included in stock-based compensation expense, construction costs incurred under build-to-suit leases and the useful lives of intangible assets, among others. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable, the results of which form the basis for the amounts recorded within the Condensed Consolidated Financial Statements.

There have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K during the six months ended June 30, 2016.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718), as part of the Board’s simplification initiative. The new guidance simplifies several aspects of the accounting for share-based payments, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For non-public entities, this guidance is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for all entities. The Company is currently assessing the potential impact that this standard will have on its consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. ASC Topic 606, as amended, will be effective for public companies for interim and annual periods beginning on or after December 15, 2017. For non-public companies, this guidance is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as early as the original public entity effective date. Once effective, entities can choose to apply the standard using either a full or modified retrospective approach. The Company has not yet selected a transition method and is currently assessing the potential impact that this standard will have on its consolidated financial statements.
As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), the Company has elected to delay adoption of new or revised accounting standards applicable to public companies until such pronouncements are made applicable to private companies.
2. CASH AND CASH EQUIVALENTS
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Cash	$34,697	$46,616
Cash equivalents:
Money market funds	84,204	81,541
Total cash and cash equivalents	$118,901	$128,157

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
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.
Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3: Unobservable inputs, which are used when little or no market data is available.
Cash equivalents are classified as Level 1 as they have readily available market prices in an active market. There were no movements between fair value hierarchy levels of the Company’s cash equivalents during the six months ended June 30, 2016.
The following table summarizes the financial instruments of the Company at fair value based on the valuation approach applied to each class of security as of June 30, 2016 (in thousands):

		Fair Value Measurement at Reporting Date Using
	Carrying Value at June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$84,204	$84,204	$—	$—
Total assets	$84,204	$84,204	$—	$—
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
The carrying amounts as of June 30, 2016 and December 31, 2015 for accounts receivable and accounts payable approximated their fair values due to the immediate or short-term maturities of these financial instruments. As of June 30, 2016 and December 31, 2015, the fair value of debt for each period was $1.0 billion. The fair value of debt was considered a Level 2 measurement as the value was determined using observable market inputs, such as current interest rates, credit quality and prices observable from less active markets.

4. DEBT
Credit Facility
In August 2015, Ancestry.com Inc. (the "Issuer"), a subsidiary of the Parent, entered into a new credit facilities (the "New Credit Facilities"), which consists of a $735.0 million senior secured term loan facility (the "New Term Loan") that matures August 2022, of which $729.5 million was outstanding at June 30, 2016, and an $80.0 million senior secured revolving credit facility (the "Revolving Facility") that matures August 2020, against which no funds were drawn as of June 30, 2016. On that same date, the Issuer repaid $554.5 million and all outstanding interest under its then existing senior secured credit facilities (the "Prior Credit Facilities"), which as of the date of repayment had outstanding $449.0 million under a Term B-1 Loan (the "Term B-1 Loan") and $105.5 million outstanding under the Term B-2 Loan (the "Term B-2 Loan").
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
The New Term Loan and Revolving Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable margin plus, at the Issuer’s option, either: (a) a base rate determined by reference to the highest of (i) the administrative agent's prime rate at such time, (ii) 0.50% in excess of the overnight federal funds rate at such time and (iii) the LIBOR rate that is in effect for a LIBOR loan with an interest period of one month plus 1.00%, provided that the base rate for the New Term Loan is not less than 2.00% per annum; or (b) a LIBOR rate, provided that the LIBOR rate for the New Term Loan is not less than 1.00% per annum. The applicable margin shall mean either: (i) in the case of initial term loans maintained as (a) base rate loan, 3.00%, or (b) LIBOR loans, 4.00%, (ii) in the case of initial revolving loans maintained as (a) base rate loans or swingline loans, 2.75% and (b) fixed rate loans, 3.75%. The applicable margin for the Revolving Facility is subject to step-ups and step-downs based on the Company’s First Lien Leverage Ratio. The Issuer is also required to pay a commitment fee of 0.50% per annum on the unutilized commitments under the Revolving Facility, which fee decreases to 0.375% if the First Lien Leverage Ratio is less than or equal to 1.70 to 1.00. As of June 30, 2016, the interest rate on the New Term Loan was equal to a LIBOR floor of 1.00% plus the applicable margin of 4.00%. The interest rates on the Term B-1 Loan and the Term B-2 Loan under the Prior Credit Facilities were equal to a LIBOR floor of 1.00% plus applicable margins of 3.50% and 3.00%, respectively. Additionally, the effective interest rate of the New Term Loan is approximately 5.7% while the effective interest rates of the Term B-1 Loan and the Term B-2 Loan under the Prior Credit Facilities were approximately 5.9%.
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
The New Credit Facilities permits restricted payments, including dividends, out of available amounts, as defined in the credit agreement. The available amount formulation includes a starter amount of $75.0 million and is adjusted quarterly based on consolidated net income, as defined in the credit agreement, beginning June 30, 2015 plus other additions as listed in the credit agreement. Separately, the New Credit Facilities have a general basket for restricted payments of the greater of $50 million per annum and 20.5% of the last twelve months of EBITDA as defined by the credit agreement. The New Credit Facilities contain customary affirmative and negative covenants and events of default. The Revolving Facility contains a financial covenant prohibiting the First Lien Leverage Ratio from being greater than 4.00, which is tested quarterly when utilization of the Revolving Facility (excluding letters of credit less than or equal to $10.0 million) is greater than 30% of total commitments under the Revolving Facility. Without the written consent of the required lenders, the Issuer is not permitted to incur loans under the Revolving Facility unless it is in compliance with the Financial Covenant as of the last day of the most recently completed test period. As of June 30, 2016, the Company was in compliance with all covenants of the New Credit Facilities.

The Issuer, at its discretion, has also entered into interest rate cap agreements with the following terms as of June 30, 2016: (i) $200.0 million total notional amount that caps the three-month LIBOR rate at 2.00% commencing March 31, 2016 and expiring December 30, 2016, (ii) $300.0 million total notional amount that caps the three-month LIBOR rate at 2.00% commencing December 30, 2016 and expiring June 29, 2018, and (iii) $500.0 million total notional amount that caps the three-month LIBOR rate at 2.00% commencing June 29, 2018 and expiring June 30, 2019. Changes in the fair value of the interest rate caps are recorded to interest expense in the Condensed Consolidated Statements of Comprehensive (Loss) Income during the period of the change. For the six months ended June 30, 2016, the Company recorded interest expense of $2.2 million related to the change in the fair value of the interest rate caps. The change in fair value of the interest rate caps for the six months ended June 30, 2015 and for the three months ended June 30, 2016 and 2015 was immaterial. In addition, the fair value of the interest rate caps as of June 30, 2016 and December 31, 2015 was immaterial.
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
Outstanding long-term debt consists of the following (in thousands):

	June 30, 2016			December 31, 2015
	Outstanding Principal	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount	Outstanding Principal	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
New Term Loan	$729,488	$(24,517)	$704,971	$733,163	$(26,222)	$706,941
Notes	300,000	(9,791)	290,209	300,000	(10,598)	289,402
Total debt	1,029,488	(34,308)	995,180	1,033,163	(36,820)	996,343
Less: Current portion	(7,350)	247	(7,103)	(7,350)	263	(7,087)
Long-term debt	$1,022,138	$(34,061)	$988,077	$1,025,813	$(36,557)	$989,256

The following is a schedule by year of future principal payments as of June 30, 2016 (in thousands):

Years Ending December 31,	New Term Loan	Notes	Total
2016	$3,675	$—	$3,675
2017	7,350	—	7,350
2018	7,350	—	7,350
2019	7,350	—	7,350
2020	7,350	300,000	307,350
Thereafter	696,413	—	696,413
Total future principal payments	$729,488	$300,000	$1,029,488
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
Interest on the PIK Notes is payable semi-annually in arrears on April 15 and October 15 each year through maturity. The first and last interest payments on the PIK Notes are required to be payable entirely in cash. All other interest payments are required to be paid in cash, subject to cash availability and restricted payment capacity, as defined in the indenture. If interest payments are not required to be paid in cash, Holdings LLC will be entitled to pay all or a portion of the interest payment by increasing the principal amount of the PIK Notes or issuing new PIK Notes in an amount equal to the interest payment for the applicable interest period (“PIK Interest”). Cash interest on the PIK Notes accrues at the rate of 9.625% per annum; PIK Interest accrues at the rate of 10.375% per annum. Holdings LLC may redeem all or any portion of the PIK Notes at any time prior to October 15, 2016 at a price equal to 102% of the aggregate principal plus accrued interest; subsequent to October 15, 2016 but before October 15, 2017, the PIK Notes may be redeemed at a price equal to 101% of the aggregate principal plus accrued interest. The PIK Notes may be redeemed at par plus accrued interest subsequent to October 15, 2017.
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
5. STOCK-BASED COMPENSATION
In 2015, the Company's indirect parent entity paid a return-of-capital distribution to its shareholders and vested stock-based award holders. Per the terms of the equity plans under which these awards were granted, an equitable adjustment was required to be made to all stock-based awards outstanding upon a return-of-capital distribution such that no dilution or enlargement of benefit occurred. Individuals with unvested options awards as of the date of the distribution are to receive a cash distribution upon vesting of the original award. As of June 30, 2016, a maximum of $9.9 million future cash distributions may be paid over the next five years contingent upon vesting of the original awards.

Stock-based compensation expense was included in the following captions within the Condensed Consolidated Statements of Comprehensive (Loss) Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Costs of revenues	$22	$23	$43	$47
Technology and development	583	660	1,231	1,389
Marketing and advertising	167	144	318	298
General and administrative	1,281	1,049	2,345	2,067
Total stock-based compensation expense	$2,053	$1,876	$3,937	$3,801
6. INCOME TAXES
The Company's effective tax rate is subject to significant variation due to several factors, primarily variability in its pre-tax income and the mix of jurisdictions in which its pre-tax income is earned. Additionally, the Company's effective tax rate can vary due to changes in tax laws or settlement of income tax audits.
For the three and six months ended June 30, 2016, the Company recorded income tax benefits of $5.5 million and $5.1 million, respectively, compared to income tax benefits of $5.5 million and $6.7 million, respectively, for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2016, the Company’s effective tax rates were 34.5% and 159.0%, respectively, compared to effective tax rates of (67.6)% and (68.3)%, respectively, for the three and six months ended June 30, 2015. The change in effective tax rates for both the three and six month periods resulted primarily from tax benefits during the three and six months ended June 30, 2016 associated with Transaction-related expenses. These benefits increased the effective tax rates during the three and six months ended June 30, 2016 due to the Company’s pre-tax losses.
The Company's effective tax rates for the three and six months ended June 30, 2016 and 2015 differ from the U.S. statutory rate in part due to the impact of operations in countries with tax rates lower than the U.S. The Company generates income in lower tax jurisdictions primarily related to its international operations, which are headquartered in Ireland. The Company's ability to obtain an income tax benefit from these lower tax rates is dependent on its relative levels of income in these jurisdictions and on the statutory tax rates and tax laws in these countries. Additionally, tax benefits during the three and six months ended June 30, 2016 associated with Transaction-related expenses increased the effective tax rates during the respective periods due to our pre-tax losses.
The Company is subject to income taxes and to examination by tax authorities in the U.S., Ireland and several other foreign jurisdictions. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. The Company’s total gross unrecognized tax benefits at June 30, 2016 and December 31, 2015 were $22.3 million and $21.8 million, respectively. Additionally, the Company had an income tax receivable of $8.2 million and $4.6 million included in Other current assets at June 30, 2016 and December 31, 2015, respectively.
7. COMMITMENTS AND CONTINGENCIES
In January 2015, the Company entered into a build-to-suit lease agreement for a new corporate headquarters and was deemed to be the owner of the building (for accounting purposes only) during the construction period. Upon completion of the building in the second quarter of 2016, the Company evaluated the arrangement and determined that it has a form of continuing involvement with the property; therefore, the associated construction-in-progress asset and construction financing obligation did not qualify for derecognition under the sale-leaseback accounting guidance. Accordingly, the arrangement will be accounted for as a financing transaction. Lease payments will be attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense (which is considered an operating lease) representing an imputed cost to lease the underlying land of the facility. In addition, the underlying building asset will be depreciated to its estimated residual value over the initial ten-year term of the lease.

The following is a schedule by year of future minimum payments under the financing obligation at June 30, 2016 (in thousands):

Years Ending December 31,	Financing Obligation
2016	$685
2017	4,859
2018	5,153
2019	5,282
2020	5,413
Future minimum lease payments thereafter	35,970
Total future minimum lease payments	$57,362
The Company has entered into various content digitization and publication agreements that require the Company to make minimum annual royalty payments over the lives of these contracts. As of June 30, 2016, the remaining commitments under these contracts totaled $23.6 million.
General Legal Proceedings
On May 4, 2015, DNA Genotek Inc. (“Genotek”) filed a complaint against Ancestry.com DNA, LLC (“AncestryDNA”) in the United States District Court for the District of Delaware (Case No. 1:15-cv-00355-SLR).  Genotek later filed an amended complaint on July 24, 2015 that asserts causes of action for (1) infringement of U.S. Patent No. 8,221,381 (the “’381 Patent”), directed to a container system for releasably storing a substance; (2) breach of contract for allegedly breaching the Terms and Conditions that governed AncestryDNA’s purchase of Genotek Saliva Collection Products; (3) conversion; (4) trespass to chattel; and (5) action to quiet title.  AncestryDNA filed a motion to dismiss Genotek’s willful infringement, conversion, trespass to chattel, and action to quiet title claims on August 10, 2015. The ’381 Patent has 50 total claims, two of which are independent. On January 22, 2016, before the Court ruled on AncestryDNA’s motion to dismiss, Genotek filed a second amended complaint that adds a false advertising and a false designation of origin claim.  AncestryDNA renewed its motion to dismiss the willful infringement, conversion, trespass to chattel, and action to quiet title claims on February 19, 2016.  On March 22, 2016, the Court dismissed Genotek’s conversion and trespass to chattel claims. Genotek seeks injunctive relief, unspecified monetary damages, an award of AncestryDNA’s profits, and an award of Genotek’s costs and attorneys’ fees incurred in connection with this action. On April 5, 2016, AncestryDNA filed an answer to Genotek’s amended complaint. On June 13, 2016, the Court issued a scheduling order. On October 20, 2015, AncestryDNA filed an Inter Partes Review Petition (IPR2016-00060) with the United States Patent and Trademark Office, challenging the validity of independent claim 1 and dependent claims 2-20, 39-41, 43-47, and 49 of the '381 Patent. Genotek filed a Patent Owner Preliminary Response on February 3, 2016.  On April 8, 2016, the USPTO instituted an inter partes review of claims 2, 4, 5, 7, 8, 11, 12, 15-17, 20, 41, 44 and 49 of the '381 Patent. On June 3, 2016, AncestryDNA filed a second Inter Partes Review Petition (IPR2016-01152) with the USPTO challenging the validity of dependent claims 3, 6, 9, 10, 13, 14, 18, 19, 39, 40, 43, and 45-47 of the ’381 Patent, which had not previously been accepted into inter partes review. AncestryDNA intends to defend the litigation vigorously. While no assurances can be given as to outcomes or liability, if any, the Company does not believe that this litigation will be resolved in a manner that would have a material adverse effect on its financial statements.
On July 30, 2015 Genotek filed a complaint against Spectrum DNA, Spectrum Solutions L.L.C., and Spectrum Packaging L.L.C. (collectively “Spectrum”) in the United States District Court for the District of Delaware (Case No. 1:15-cv-00661-SLR).  The complaint alleges that Spectrum’s sale of the saliva collection device created by AncestryDNA constitutes infringement of one or more claims of U.S. Patent No. 8,221,381 (the “’381 Patent”), directed to a container system for releasably storing a substance. The ’381 Patent has 50 total claims, two of which are independent. On January 22, 2016, Genotek filed a first amended complaint that added causes of action for false advertising and false designation of origin.  While AncestryDNA is not a party to this lawsuit, AncestryDNA has agreed to indemnify Spectrum against Genotek’s patent infringement claims. On August 24, 2015, Genotek filed a preliminary injunction motion seeking to enjoin Spectrum’s sales of saliva collection devices to parties other than AncestryDNA.  On September 4, 2015, Spectrum filed a motion to dismiss for lack of personal jurisdiction.  On February 4, 2016, the Court issued an order denying both motions without prejudice and authorizing Genotek to pursue jurisdictional discovery.  On June 3, 2016, Spectrum filed a renewed motion to dismiss for lack of personal jurisdiction. On June 29, 2016, Genotek filed its opposition to the renewed motion to dismiss. Spectrum filed a reply brief on July 22, 2016. Spectrum has retained the same counsel representing AncestryDNA in the Genotek matter and is defending the litigation vigorously. While no assurances can be given as to outcomes or liability, if any, the Company does not believe that this litigation will be resolved in a manner that would have a material adverse effect on its financial statements.

On June 20, 2016, Genotek filed a complaint against Spectrum DNA and Spectrum Solutions L.L.C. (collectively “Spectrum”) in the United States District Court for the Southern District of California (Case No. 3:16-cv-01544-JLS). The complaint alleges that Spectrum’s sale of the saliva collection device created by AncestryDNA constitutes infringement of U.S. Patent No. 9,207,164 (the “’164 Patent”), directed to a container system for releasably storing a substance.  The ’164 Patent has 78 total claims, two of which are independent. On June 21, 2016, Genotek filed a preliminary injunction motion seeking to enjoin Spectrum’s sales of saliva collection devices. Spectrum’s opposition to the preliminary injunction motion was filed on July 28, 2016, and the matter is set to be heard on August 25, 2016. While AncestryDNA is not a party to this lawsuit, AncestryDNA has agreed to indemnify Spectrum against Genotek’s patent infringement claims. Spectrum has retained the same counsel representing AncestryDNA in the Genotek matter and is defending the litigation vigorously. On July 20, 2016, AncestryDNA filed an Inter Partes Review Petition with the United States Patent and Trademark Office, challenging the validity of independent claim 1 and dependent claims 2-10, 15-17, 20, 42, 50, 52, 54-60, 63, 65, 67, 69, 71, 73, 75, and 77 of the ’164 Patent. While no assurances can be given as to outcomes or liability, if any, the Company does not believe that this litigation will be resolved in a manner that would have a material adverse effect on its financial statements. The outcome of any of these Genotek matters cannot be predicted with any certainty.
On November 16, 2015, Ancestry.com Operations Inc. and Ancestry.com DNA, LLC (collectively “Ancestry”) filed a complaint against DNA Diagnostic Center, Inc. (“DDC”) in the United States District Court for the Southern District of Ohio for trademark infringement, unfair competition, false advertising, and breach of contract (Case No. 1:15-cv-00737-SSB-SKB).  Ancestry’s claims relate to DDC’s unauthorized use of Ancestry’s registered Ancestry and AncestryDNA trademarks in its advertisements for a competing product and its use of close variations of Ancestry’s registered trademarks, which Ancestry contends has created consumer confusion.  Ancestry’s claims are also based upon DDC’s breach of a prior agreement with Ancestry that it would cease the allegedly infringing conduct and false advertising. On January 19, 2016, DDC filed its Answer to Ancestry’s Complaint and filed several Counterclaims, including Counterclaims for trademark infringement, unfair competition, and for cancellation of Ancestry’s registered AncestryDNA trademark. DDC’s Counterclaims are based upon its use and registration of the mark AncestryByDNA, notwithstanding Ancestry’s prior use of the Ancestry trademark since 1983.  Ancestry moved to dismiss several of DDC’s Counterclaims and that motion to dismiss is pending. On March 7, 2016, DDC also amended its Counterclaims to add a request to cancel a trademark registration Ancestry owns for “Ancestry,” which was issued in 1990.  Ancestry has also filed a motion for a preliminary injunction on its claims, the preliminary injunction hearing was held on January 29, 2016 before the Magistrate Judge, and DDC has filed an opposition to the motion. On February 16, 2016, the Magistrate Judge's recommendation granted Ancestry’s motion in part, enjoining DDC from using the trademarks “Ancestry,” “Ancestry DNA” and/or “DNA Ancestry.” On April 25, 2016, the District Judge issued an order reversing the Magistrate Judge's recommendation and denied the motion for preliminary injunction. On May 6, 2016, Ancestry appealed the District Judge’s order to the United States Court of Appeals for the Sixth Circuit and the appeal is currently pending. While the Company cannot assure the ultimate outcome of this litigation, it does not believe it will be resolved in a manner that would have a material adverse effect on its business.
As part of the acquisition of Archives.com from Inflection LLC, completed in August 2012, a Marketing Agreement between Inflection LLC and Z-CORP dba OneGreatFamily.com (“OGF”) was assigned to Ancestry.com Operations Inc.  In 2014 OGF expressed concerns it was owed monies and demanded an accounting, which accounting the Company offered. OGF did not accept the offer.  After refusing the Company’s offer to provide an accounting under the Marketing Agreement, on or about October 10, 2014, OGF initiated a lawsuit in the Fourth Judicial District Court of the State of Utah against Ancestry.com Inc. and Ancestry.com Operations Inc. The suit is captioned Z-CORP et al. v. Ancestry.com Inc. et al. (Civil No. 140401466), alleging breach of contract, breach of implied covenant of good faith and fair dealing, conversion and intentional interference with prospective economic relations. OGF alleged damages totaling over $30 million, plus punitive damages in an unspecified amount. On or about November 13, 2014, Ancestry.com filed a motion to dismiss the complaint in its entirety for failing to state claims upon which relief may be granted. The Court heard oral arguments on the motion to dismiss on March 9, 2015. At the hearing, OGF conceded the law had changed regarding its intentional interference claim and the court dismissed that claim without prejudice by consent of both parties. On April 1, 2015, the court issued a ruling granting the motion to dismiss as to the remaining claims, with prejudice and on the merits. On May 13, 2015, OGF appealed the court’s ruling to the Utah Supreme Court, which subsequently assigned the appeal to the Utah Court of Appeals. OGF appealed only the trial court’s dismissal of OGF’s claims for breach of contract, breach of implied covenant of good faith and fair dealing, and for punitive damages. OGF submitted its initial brief on September 4, 2015, and the Company filed its responsive brief seeking to affirm the trial court on November 6, 2015. OGF filed a reply brief on January 8, 2016, which completed all briefing. Oral arguments before the Utah Court of Appeals took place on June 9, 2016. The Court has not yet ruled on the appeal, and a ruling is reasonably expected to issue in the next two to five months. While the Company cannot assure the ultimate outcome of this matter, it does not believe that it will be resolved in a manner that would have a material adverse effect on its business.

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
8. BUSINESS ACQUISITION
In May 2016, the Company completed the acquisition of Adpay, Inc., creators and operators of the Memoriams.com obituary input network. The assets acquired and liabilities assumed from this transaction were recorded based on their estimated fair values at the date of acquisition. The final purchase price allocation for the acquisition is preliminary and subject to adjustment as additional information is obtained about facts and circumstances that existed as of the acquisition date. This acquisition was not material to the Company's financial position or the results of operations.
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
The Guarantor Subsidiaries are exempt from reporting under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to Rule 12h-5 under the Exchange Act. As such, the Company is presenting the following Condensed Consolidating Balance Sheets, Statements of Comprehensive (Loss) Income and Statements of Cash Flows as set forth below of the Parent, Issuer, Guarantor Subsidiaries and the Non-Guarantor subsidiaries.
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

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)
June 30, 2016

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
ASSETS
Current assets:
Cash and cash equivalents	$13	$—	$116,054	$2,834	$—	$118,901
Accounts receivable, net of allowances	—	—	14,450	123	—	14,573
Prepaid expenses	—	26	9,761	129	—	9,916
Other current assets	—	—	14,842	200	—	15,042
Intercompany receivables	126	—	78	1,113	(1,317)	—
Total current assets	139	26	155,185	4,399	(1,317)	158,432
Property and equipment, net	—	—	85,413	294	—	85,707
Content databases, net	—	—	274,270	664	—	274,934
Intangible assets, net	—	—	132,043	—	—	132,043
Goodwill	—	—	958,729	670	—	959,399
Investment in subsidiary	258,724	1,193,426	195,854	150	(1,648,154)	—
Other assets	—	688	13,413	250	—	14,351
Total assets	$258,863	$1,194,140	$1,814,907	$6,427	$(1,649,471)	$1,624,866

LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable	$—	$—	$13,847	$93	$—	$13,940
Accrued expenses	6	1,392	50,274	1,519	—	53,191
Deferred revenues	—	—	193,363	31	—	193,394
Current portion of long-term debt, net	—	7,103	—	—	—	7,103
Intercompany payables	—	—	1,169	148	(1,317)	—
Total current liabilities	6	8,495	258,653	1,791	(1,317)	267,628
Long-term debt, net	—	988,077	—	—	—	988,077
Financing obligation	—	—	45,661	—	—	45,661
Deferred income taxes	—	—	39,777	—	—	39,777
Other long-term liabilities	—	—	26,159	104	—	26,263
Total liabilities	6	996,572	370,250	1,895	(1,317)	1,367,406
Total member’s interests	258,857	197,568	1,444,657	4,532	(1,648,154)	257,460
Total liabilities and member’s interests	$258,863	$1,194,140	$1,814,907	$6,427	$(1,649,471)	$1,624,866

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING BALANCE SHEETS (continued)
(in thousands)
December 31, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Total
ASSETS
Current assets:
Cash and cash equivalents	$102	$—	$125,795	$2,260	$—	$128,157
Accounts receivable, net of allowances	—	—	13,363	261	—	13,624
Prepaid expenses	—	64	12,019	145	—	12,228
Other current assets	—	—	8,565	135	—	8,700
Intercompany receivables	57	—	135	1,188	(1,380)	—
Total current assets	159	64	159,877	3,989	(1,380)	162,709
Property and equipment, net	—	—	54,415	380	—	54,795
Content databases, net	—	—	281,566	715	—	282,281
Intangible assets, net	—	—	159,736	—	—	159,736
Goodwill	—	—	947,613	670	—	948,283
Investment in subsidiary	282,222	1,209,851	211,201	126	(1,703,400)	—
Other assets	—	1,090	12,583	283	—	13,956
Total assets	$282,381	$1,211,005	$1,826,991	$6,163	$(1,704,780)	$1,621,760

LIABILITIES AND MEMBER’S INTERESTS
Current liabilities:
Accounts payable	$—	$—	$12,649	$471	$—	$13,120
Accrued expenses	—	1,377	50,272	1,222	—	52,871
Deferred revenues	—	—	171,797	25	—	171,822
Current portion of long-term debt, net	—	7,087	—	—	—	7,087
Intercompany payables	66	—	1,205	109	(1,380)	—
Total current liabilities	66	8,464	235,923	1,827	(1,380)	244,900
Long-term debt, net	—	989,256	—	—	—	989,256
Financing obligation	—	—	22,900	—	—	22,900
Deferred income taxes	—	—	59,809	—	—	59,809
Other long-term liabilities	—	—	23,848	129	—	23,977
Total liabilities	66	997,720	342,480	1,956	(1,380)	1,340,842
Total member’s interests	282,315	213,285	1,484,511	4,207	(1,703,400)	280,918
Total liabilities and member’s interests	$282,381	$1,211,005	$1,826,991	$6,163	$(1,704,780)	$1,621,760

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
Three Months Ended June 30, 2016

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$211,139	$3,487	$(3,202)	$211,424
Total costs of revenues	—	—	58,733	332	(3,202)	55,863
Gross profit	—	—	152,406	3,155	—	155,561
Operating expenses:
Technology and development	—	—	27,348	295	—	27,643
Marketing and advertising	—	—	53,087	2,346	—	55,433
General and administrative	6	30	19,060	437	—	19,533
Amortization of intangible assets	—	—	18,052	—	—	18,052
Transaction-related expenses	—	—	30,859	15	—	30,874
Total operating expenses	6	30	148,406	3,093	—	151,535
Income (loss) from operations	(6)	(30)	4,000	62	—	4,026
Interest expense, net	—	(19,639)	(92)	—	—	(19,731)
Other (expense) income, net	—	—	(289)	10	—	(279)
(Loss) income before income taxes	(6)	(19,669)	3,619	72	—	(15,984)
Income tax benefit (expense)	—	7,240	(1,692)	(28)	—	5,520
(Loss) income before loss from subsidiaries	(6)	(12,429)	1,927	44	—	(10,464)
Loss from subsidiaries	(10,458)	(9,592)	(21,935)	—	41,985	—
Net (loss) income	$(10,464)	$(22,021)	$(20,008)	$44	$41,985	$(10,464)
Comprehensive (loss) income	$(10,464)	$(22,021)	$(20,008)	$44	$41,985	$(10,464)
Three Months Ended June 30, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$169,107	$3,517	$(3,200)	$169,424
Total costs of revenues	—	—	42,401	265	(3,200)	39,466
Gross profit	—	—	126,706	3,252	—	129,958
Operating expenses:
Technology and development	—	—	23,895	387	—	24,282
Marketing and advertising	—	—	39,064	2,139	—	41,203
General and administrative	—	57	11,918	452	—	12,427
Amortization of intangible assets	—	—	27,464	—	—	27,464
Total operating expenses	—	57	102,341	2,978	—	105,376
Income (loss) from operations	—	(57)	24,365	274	—	24,582
Interest (expense) income, net	—	(16,761)	139	—	—	(16,622)
Other income, net	—	—	158	32	—	190
Income (loss) before income taxes	—	(16,818)	24,662	306	—	8,150
Income tax benefit (expense)	—	6,139	(548)	(79)	—	5,512
Income (loss) before (loss) income from subsidiaries	—	(10,679)	24,114	227	—	13,662
Income (loss) from subsidiaries	13,662	7,511	(2,941)	—	(18,232)	—
Net income (loss)	$13,662	$(3,168)	$21,173	$227	$(18,232)	$13,662
Comprehensive income (loss)	$13,662	$(3,168)	$21,173	$227	$(18,232)	$13,662

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (continued)
(in thousands)
Six Months Ended June 30, 2016

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$407,332	$6,700	$(6,098)	$407,934
Total costs of revenues	—	—	113,062	659	(6,098)	107,623
Gross profit	—	—	294,270	6,041	—	300,311
Operating expenses:
Technology and development	—	—	52,996	651	—	53,647
Marketing and advertising	—	—	102,979	4,254	—	107,233
General and administrative	6	102	32,489	854	—	33,451
Amortization of intangible assets	—	—	36,642	—	—	36,642
Transaction-related expenses	—	—	32,291	15	—	32,306
Total operating expenses	6	102	257,397	5,774	—	263,279
Income (loss) from operations	(6)	(102)	36,873	267	—	37,032
Interest (expense) income, net	—	(39,958)	146	—	—	(39,812)
Other (expense) income, net	—	—	(454)	6	—	(448)
(Loss) income before income taxes	(6)	(40,060)	36,565	273	—	(3,228)
Income tax benefit (expense)	—	14,746	(9,543)	(71)	—	5,132
Income (loss) before income (loss) from subsidiaries	(6)	(25,314)	27,022	202	—	1,904
Income (loss) from subsidiaries	1,910	3,752	(21,318)	—	15,656	—
Net income (loss)	$1,904	$(21,562)	$5,704	$202	$15,656	$1,904
Comprehensive income (loss)	$1,904	$(21,562)	$5,704	$202	$15,656	$1,904
Six Months Ended June 30, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Total revenues	$—	$—	$333,270	$7,234	$(6,483)	$334,021
Total costs of revenues	—	—	85,180	730	(6,483)	79,427
Gross profit	—	—	248,090	6,504	—	254,594
Operating expenses:
Technology and development	—	—	46,916	809	—	47,725
Marketing and advertising	—	—	80,349	4,031	—	84,380
General and administrative	—	430	22,322	1,130	—	23,882
Amortization of intangible assets	—	—	54,927	—	—	54,927
Total operating expenses	—	430	204,514	5,970	—	210,914
Income (loss) from operations	—	(430)	43,576	534	—	43,680
Interest (expense) income, net	—	(34,095)	265	—	—	(33,830)
Other (expense) income, net	—	—	(95)	22	—	(73)
Income (loss) before income taxes	—	(34,525)	43,746	556	—	9,777
Income tax benefit (expense)	—	12,602	(5,792)	(131)	—	6,679
Income (loss) before income (loss) from subsidiaries	—	(21,923)	37,954	425	—	16,456
Income (loss) from subsidiaries	16,456	5,844	(15,654)	—	(6,646)	—
Net income (loss)	$16,456	$(16,079)	$22,300	$425	$(6,646)	$16,456
Comprehensive income (loss)	$16,456	$(16,079)	$22,300	$425	$(6,646)	$16,456

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)
Six Months Ended June 30, 2016

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net cash provided by operating activities	$36,945	$19,709	$93,450	$419	$(78,980)	$71,543
Investing activities:
Capitalization of content databases	—	—	(11,889)	—	—	(11,889)
Purchases of property, equipment and software	—	—	(20,772)	(3)	—	(20,775)
Acquisition of business, net of cash acquired	—	—	(15,576)	—	—	(15,576)
Investment in subsidiaries	—	(16,899)	(2,251)	—	19,150	—
Return-of-capital from subsidiaries	2,467	24,027	25,312	—	(51,806)	—
Net cash (used in) provided by investing activities	2,467	7,128	(25,176)	(3)	(32,656)	(48,240)
Financing activities:
Excess tax benefits from stock-based compensation	—	—	10,560	58	—	10,618
Principal payments on debt	—	(3,676)	—	—	—	(3,676)
Capital contribution from parent	—	2,151	16,899	100	(19,150)	—
Return-of-capital to parent	(39,501)	(25,312)	(26,494)	—	51,806	(39,501)
Intercompany dividends paid	—	—	(78,980)	—	78,980	—
Net cash (used in) provided by financing activities	(39,501)	(26,837)	(78,015)	158	111,636	(32,559)
Net (decrease) increase in cash and cash equivalents	(89)	—	(9,741)	574	—	(9,256)
Cash and cash equivalents at beginning of period	102	—	125,795	2,260	—	128,157
Cash and cash equivalents at end of period	$13	$—	$116,054	$2,834	$—	$118,901

ANCESTRY.COM LLC
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued)
(in thousands)
Six Months Ended June 30, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$19,233	$22,309	$106,102	$(1,276)	$(64,673)	$81,695
Investing activities:
Capitalization of content databases	—	—	(16,540)	—	—	(16,540)
Purchases of property, equipment and software	—	—	(6,426)	(18)	—	(6,444)
Issuance of related-party note receivable	—	—	(10,000)	—	—	(10,000)
Investment in subsidiaries	—	(12,602)	—	(45)	12,647	—
Return-of-capital from subsidiaries	—	47,399	27,195	—	(74,594)	—
Net cash (used in) provided by investing activities	—	34,797	(5,771)	(63)	(61,947)	(32,984)
Financing activities:
Excess tax benefits from stock-based compensation	—	—	—	17	—	17
Principal payments on debt	—	(30,035)	—	—	—	(30,035)
Capital contribution from parent	—	—	12,647	—	(12,647)	—
Return-of-capital to parent	(19,100)	(27,195)	(47,399)	—	74,594	(19,100)
Intercompany dividends paid	—	—	(64,673)	—	64,673	—
Net cash (used in) provided by financing activities	(19,100)	(57,230)	(99,425)	17	126,620	(49,118)
Net (decrease) increase in cash and cash equivalents	133	(124)	906	(1,322)	—	(407)
Cash and cash equivalents at beginning of period	297	153	104,690	3,354	—	108,494
Cash and cash equivalents at end of period	$430	$29	$105,596	$2,032	$—	$108,087

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
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements relating to future events and future performance. All statements other than those that are purely historical may be forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “continue,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other words that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Forward-looking statements in this Quarterly Report include statements about:

•	our future financial performance, including our revenues, cost of revenues and operating expenses, and our ability to sustain profitability and achieve long-term growth;

•	our ability to generate additional revenues on a cost-effective basis;

•	our ability to attract and retain customers;

•	the size of our total addressable market;

•	our high degree of leverage and our ability to service our debt;

•	our intention to make payments to our parent, including those related to the PIK Notes;

•	our ability or our parent’s ability to take on additional debt;

•	risks related to the “Notes” and to high-yield debt securities generally;

•	the potential impact of debt covenant restrictions on our flexibility in operating our business;

•	our ability to monetize and to create a meaningful mobile experience for our customers;

•	our ability to develop new services or technologies that will appeal to our customers and drive growth in our business;

•	our competitive position;

•	our pricing and subscription package mix;

•	our ability to protect users’ data and privacy concerns and to comply with privacy and security standards and laws, including data related to AncestryDNA and health services;

•	our ability to attract and retain highly qualified personnel;

•	our ability to acquire content and make it available online;

•	our continued investment in and expansion of our international operations, including our international expansion of AncestryDNA;

•	our ability to manage costs and control margins and trends;

•	the impact of current and potential legislation and regulatory changes on privacy, subscription renewal, DNA or other aspects of our business;

•	our liquidity and working capital requirements and the availability of cash and credit;

•	our ability to acquire and integrate new businesses; and

•	the impact of claims or litigation.
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
Overview
Ancestry.com is the global leader in family history and consumer genomics, harnessing the information found in family trees, historical records and DNA to help people gain a new level of understanding about their lives.
Our core Ancestry websites, including our flagship site www.ancestry.com and our Ancestry international websites, have over 2.4 million paying subscribers around the world and an extensive collection of more than 18 billion historical records that we have digitized and indexed as of June 30, 2016. These digital records and documents, combined with our proprietary online search technologies and tools, enable our subscribers to research their family history, build their family trees, upload their own records and make meaningful discoveries about the lives of their ancestors.
Our AncestryDNA service, with more than 2 million DNA samples in its database as of June 30, 2016, enables customers to uncover their ethnic mix, discover distant cousins, and identify shared common ancestors. AncestryDNA leverages its growing DNA database along with proprietary algorithms to help customers identify their unique family history.
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
Recent Developments
In May 2016, Silver Lake Partners and GIC acquired equal minority ownership positions in our indirect parent entity at an enterprise value of approximately $2.6 billion (the “Transaction”). The Permira funds, Spectrum Equity and Ancestry management remain as equity investors and, along with GIC, continue to own a majority of our indirect parent entity. Additionally, in connection with the Transaction, a tender offer to purchase shares from employees closed.
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

Our key business metrics are presented for the three months ended June 30, 2016, March 31, 2016 and June 30, 2015 (in thousands):

	Three Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015
Total subscribers at end of quarter	2,419	2,372	2,220
Net subscriber additions	47	108	1
The following table presents the percentage of total subscribers by subscription duration type:

	June 30, 2016	March 31, 2016	June 30, 2015
Annual	33%	34%	37%
Semi-annual	29	28	25
Quarterly	2	2	2
Monthly	36	36	36
Total	100%	100%	100%
Components of Condensed Consolidated Statements of Comprehensive (Loss) Income
Revenues
We attribute revenues by country based on the billing address of the customer. The following table presents total revenues by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$175,891	$136,120	$338,420	$267,782
United Kingdom	17,502	17,498	34,851	34,881
All other countries	18,031	15,806	34,663	31,358
Total revenues	$211,424	$169,424	$407,934	$334,021
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
Expenses
Personnel-related costs for each category of costs of revenues and operating expenses include salaries, bonuses, employee benefit costs, employer payroll taxes and stock-based compensation.

Costs of Revenues
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
Marketing and advertising. Marketing and advertising expenses consist primarily of external marketing expenses and personnel-related costs. External marketing costs include television, search, display, affiliate, content marketing and sponsorship fees. Marketing and advertising costs are principally incurred in the United States, the United Kingdom, Australia and Canada.
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
Interest Expense, Net, Other (Expense) Income, Net and Income Tax Benefit
Interest expense, net. Interest expense, net includes interest expense associated with our debt, amortization of deferred financing costs and original issue discount costs, imputed interest on our financing obligation related to our corporate headquarters, changes in the fair value of interest rate caps and interest income earned on cash and cash equivalents or related-party notes receivable. Our interest expense varies primarily based on the level of debt outstanding and changes in interest rates.
Other (expense) income, net. Other (expense) income, net primarily includes currency transaction and remeasurement gains and losses, which vary based on changes in foreign currency exchange rates.
Income tax benefit. Income tax benefit consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

Results of Operations
The following table sets forth our statements of operations, as included in the Condensed Consolidated Statements of Comprehensive (Loss) Income, as a percentage of total revenues for the three and six months ended June 30, 2016 and 2015. The information contained in the table below should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Subscription revenues	75.8%	85.8%	77.2%	86.0%
Service and other revenues	24.2	14.2	22.8	14.0
Total revenues	100.0	100.0	100.0	100.0
Costs of revenues:
Cost of subscription revenues	13.1	15.1	13.5	15.4
Cost of service and other revenues	13.3	8.2	12.9	8.4
Total costs of revenues	26.4	23.3	26.4	23.8
Gross profit	73.6	76.7	73.6	76.2
Operating expenses:
Technology and development	13.1	14.3	13.2	14.3
Marketing and advertising	26.3	24.3	26.2	25.3
General and administrative	9.2	7.4	8.2	7.1
Amortization of intangible assets	8.5	16.2	9.0	16.4
Transaction-related expenses	14.6	—	7.9	—
Total operating expenses	71.7	62.2	64.5	63.1
Income from operations	1.9	14.5	9.1	13.1
Interest expense, net	(9.4)	(9.8)	(9.8)	(10.2)
Other (expense) income, net	(0.1)	0.1	(0.1)	—
(Loss) income before income taxes	(7.6)	4.8	(0.8)	2.9
Income tax benefit	2.7	3.3	1.3	2.0
Net (loss) income	(4.9)%	8.1%	0.5%	4.9%
Discussion of Results of Operations
Revenues, Costs of Revenues and Gross Profit
The following tables present revenues, total costs of revenues and gross profit.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Revenues:
Subscription revenues	$160,203	$145,408	10.2%	$314,847	$287,125	9.7%
Service and other revenues	51,221	24,016	113.3	93,087	46,896	98.5
Total revenues	211,424	169,424	24.8	407,934	334,021	22.1
Costs of revenues:
Cost of subscription revenues	27,641	25,584	8.0	54,991	51,279	7.2
Cost of service and other revenues	28,222	13,882	103.3	52,632	28,148	87.0
Total costs of revenues	55,863	39,466	41.5%	107,623	79,427	35.5%

	Amount		Gross Profit Percentage		Amount		Gross Profit Percentage
	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)				(in thousands)
Gross profit
Subscription	$132,562	$119,824	82.7%	82.4%	$259,856	$235,846	82.5%	82.1%
Service and other	22,999	10,134	44.9	42.2	40,455	18,748	43.5	40.0
Total	$155,561	$129,958	73.6%	76.7%	$300,311	$254,594	73.6%	76.2%
Subscription revenues, Cost of subscription revenues and Gross profit
For the three months ended June 30, 2016, our subscription revenues increased $14.8 million compared to the three months ended June 30, 2015. This increase was primarily due to an increase in the average number of total subscribers and in the average monthly revenue per subscriber for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The higher average monthly revenue per subscriber was driven, in part, by an increased number of subscribers choosing premium packages, including our all-access subscription to a core Ancestry website, Newspapers.com, Fold3 and Ancestry Academy. Premium packages have a higher average monthly revenue per subscriber than standard packages. Subscription revenues also increased due to additional revenue from institutional customers and revenues from our Newspapers.com Publisher Extra subscription, which launched in early 2016. For the three months ended June 30, 2016, changes in average foreign currency exchange rates had over a one percentage point negative impact on subscription revenues compared to the three months ended June 30, 2015.
For the three months ended June 30, 2016, our cost of subscription revenues increased $2.1 million compared to the three months ended June 30, 2015. The increase was primarily due to a $1.4 million increase in content database amortization due to the continued addition of new records to our content databases.
For the six months ended June 30, 2016, our subscription revenues increased $27.7 million compared to the six months ended June 30, 2015.  The increase was driven by the same factors that influenced the three-month results. For the six months ended June 30, 2016, changes in average foreign currency exchange rates had approximately a one and one-half percentage point negative impact on subscription revenues compared to the six months ended June 30, 2015.
For the six months ended June 30, 2016, our cost of subscription revenues increased $3.7 million compared to the six months ended June 30, 2015. The increase was primarily due to a $2.7 million increase in content database amortization due to the continued addition of new records to our content databases.
Service and other revenues, Cost of service and other revenues and Gross profit
For the three months ended June 30, 2016, our service and other revenues increased $27.2 million compared to the three months ended June 30, 2015. The increase was primarily due to a $27.3 million increase in AncestryDNA revenues driven by higher sales volumes. This increase was partially offset by a $1.0 million decrease in revenues from Family Tree Maker Software, which was sold to a third party during the first quarter of 2016.
For the three months ended June 30, 2016, our cost of service and other revenues increased $14.3 million compared to the three months ended June 30, 2015, primarily due to a $13.9 million increase in AncestryDNA costs due to higher sales volume. Gross profit margins improved due to a reduction in per-unit processing costs in comparison to the prior period.
For the six months ended June 30, 2016, our service and other revenues increased $46.2 million compared to the six months ended June 30, 2015. The increase was primarily due to a $47.0 million increase in AncestryDNA revenues driven by higher sales volumes. This increase was partially offset by a $2.2 million decrease in revenues from Family Tree Maker Software, which was sold to a third party during the first quarter of 2016.
For the six months ended June 30, 2016, our cost of service and other revenues increased $24.5 million compared to the six months ended June 30, 2015. The increase was driven by the same factors that influenced the three-month results.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Operating expenses:
Technology and development	$27,643	$24,282	13.8%	$53,647	$47,725	12.4%
Marketing and advertising	55,433	41,203	34.5	107,233	84,380	27.1
General and administrative	19,533	12,427	57.2	33,451	23,882	40.1
Amortization of intangible assets	18,052	27,464	(34.3)	36,642	54,927	(33.3)
Transaction-related expenses	30,874	—	N/A	32,306	—	N/A
Total operating expenses	$151,535	$105,376	43.8%	$263,279	$210,914	24.8%
Technology and development
For the three months ended June 30, 2016, our technology and development expenses increased $3.4 million compared to the three months ended June 30, 2015. The increase was primarily due to a $3.1 million increase in personnel-related expenses.
For the six months ended June 30, 2016, our technology and development expenses increased $5.9 million compared to the six months ended June 30, 2015. The increase was primarily due to a $5.3 million increase in personnel-related expenses.
Marketing and advertising
For the three months ended June 30, 2016, our marketing and advertising expenses increased $14.2 million compared to the three months ended June 30, 2015. The increase was primarily due to a $12.5 million increase in external marketing expenses, driven primarily by increased volume of television advertising along with higher media rates, as well as increased internet search advertising and sponsorship fees.
For the six months ended June 30, 2016, our marketing and advertising expenses increased $22.9 million compared to the six months ended June 30, 2015. The increase was primarily due to a $20.5 million increase in external marketing expenses, which was primarily driven by increased volume of television advertising, internet search advertising and sponsorship fees.
General and administrative
For the three months ended June 30, 2016, our general and administrative expenses increased $7.1 million compared to the three months ended June 30, 2015. This increase was primarily due to a $2.8 million increase in personnel-related expenses and a $2.8 million increase in business optimization consulting and litigation expenses.
For the six months ended June 30, 2016, our general and administrative expenses increased $9.6 million compared to the six months ended June 30, 2015. This increase was primarily due to a $4.0 million increase in personnel-related expenses and a $3.0 million increase in business optimization consulting and litigation expenses. Additionally, for the six months ended June 30, 2015, we received payment for an outstanding insurance claim.
Amortization of intangible assets
For the three months ended June 30, 2016, our amortization of intangible assets decreased $9.4 million compared to the three months ended June 30, 2015. These decreases were primarily due to certain intangible assets being amortized on an accelerated basis over the estimated useful life of the asset.
For the six months ended June 30, 2016, our amortization of intangible assets decreased $18.3 million compared to the six months ended June 30, 2015. The decrease was driven by the same factors that influenced the three-month results.
Transaction-related expenses
During the three months ended June 30, 2016, we incurred Transaction-related expenses of approximately $30.9 million in connection with the Transaction.
During the six months ended June 30, 2016, we incurred Transaction-related expenses of approximately $32.3 million in connection with the Transaction.

Interest Expense, Net, Other (Expense) Income, Net and Income Tax Benefit

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Interest expense, net	$(19,731)	$(16,622)	18.7%	$(39,812)	$(33,830)	17.7%
Other (expense) income, net	(279)	190	(246.8)	(448)	(73)	513.7
Income tax benefit	5,520	5,512	0.1	5,132	6,679	(23.2)
Other data:
Effective tax rate	34.5%	(67.6)%		159.0%	(68.3)%
Interest expense, net
For the three months ended June 30, 2016, interest expense, net increased $3.1 million compared to the three months ended June 30, 2015. The increase in interest expense is due primarily to an increase in the average debt outstanding under our credit facilities to $731.3 million for the three months ended June 30, 2016 compared to $561.9 million for the three months ended June 30, 2015.
For the six months ended June 30, 2016, interest expense, net increased $6.0 million compared to the six months ended June 30, 2015. The increase in interest expense is due primarily to an increase in the average debt outstanding under our credit facilities to $732.2 million for the six months ended June 30, 2016, compared to $570.4 million for the six months ended June 30, 2015. Additionally, interest expense increased $1.7 million in comparison to the prior period related to the change in fair value of our interest rate caps.
Other (expense) income, net
For the three months ended June 30, 2016, other (expense) income, net changed primarily due to changes in foreign currency exchange rates compared to the three months ended June 30, 2015.
For the six months ended June 30, 2016, other (expense) income, net changed primarily due to changes in foreign currency exchange rates compared to the six months ended June 30, 2015.
Income tax benefit
Our effective tax rate is subject to significant variation due to several factors, primarily variability in our pre-tax income and the mix of jurisdictions in which our pre-tax income is earned. Additionally, our effective tax rate can vary due to changes in tax laws or settlement of income tax audits.
For the three months ended June 30, 2016 and 2015, we recorded an income tax benefit of $5.5 million in each respective period. For the three months ended June 30, 2016, our effective tax rate was 34.5%, compared to an effective tax rate of (67.6)% for the three months ended June 30, 2015. The change in effective tax rates resulted primarily from tax benefits during the three months ended June 30, 2016 associated with Transaction-related expenses, which increased the effective tax rates during the period due to the Company’s pre-tax loss.
For the six months ended June 30, 2016, we recorded an income tax benefit of $5.1 million compared to an income tax benefit of $6.7 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, our effective tax rate was 159.0%, compared to an effective tax rate of (68.3)% for the six months ended June 30, 2015. The change in effective tax rates resulted primarily from the same factor that influenced the three-month results.
Our effective tax rates for the three and six months ended June 30, 2016 and 2015 differ from the U.S. statutory rate in part due to the impact of operations in countries with tax rates lower than the U.S. We generate income in lower tax jurisdictions primarily related to our international operations, which are headquartered in Ireland. Our ability to obtain an income tax benefit from these lower tax rates is dependent on our relative levels of income in these jurisdictions and on the statutory tax rates and tax laws in these countries. Additionally, tax benefits during the three and six months ended June 30, 2016 associated with Transaction-related expenses increased the effective tax rates during the respective periods due to our pre-tax losses.

Other Financial Data
In addition to our results discussed above determined under accounting principles generally accepted in the United States of America (“GAAP”), we believe adjusted EBITDA and free cash flow are useful to investors as supplemental measures to evaluate the overall operating performance of our business. For the three and six months ended June 30, 2016 and 2015, our adjusted EBITDA and free cash flow were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Adjusted EBITDA(1)	$70,399	$67,300	4.6%	$140,015	$128,991	8.5%
Free cash flow(2)	16,237	20,444	(20.6)	63,954	63,949	—

(1)
We define adjusted EBITDA as net income (loss) plus interest expense, net; other (income) expense, net; income tax expense (benefit); non-cash charges including depreciation, amortization, and stock-based compensation expense; and Transaction-related expenses.

(2)
We define free cash flow as net income (loss) plus interest expense, net; other (income) expense, net; income tax expense (benefit); non-cash charges including depreciation, amortization, and stock-based compensation expense; and Transaction-related expenses; minus capitalization of content databases, purchases of property, equipment and software and cash received (paid) for income taxes and interest.

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
The following table presents a reconciliation of our adjusted EBITDA and free cash flow to net (loss) income, the most comparable GAAP measure, for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Reconciliation of adjusted EBITDA and free cash flow to net (loss) income(1):
Net (loss) income	$(10,464)	$13,662	$1,904	$16,456
Interest expense, net	19,731	16,622	39,812	33,830
Other expense (income), net	279	(190)	448	73
Income tax benefit	(5,520)	(5,512)	(5,132)	(6,679)
Depreciation	6,191	5,544	11,904	11,106
Amortization	27,255	35,298	54,836	70,404
Stock-based compensation expense	2,053	1,876	3,937	3,801
Transaction-related expenses	30,874	—	32,306	—
Adjusted EBITDA	$70,399	$67,300	$140,015	$128,991
Capitalization of content databases	(5,669)	(9,140)	(11,889)	(16,540)
Purchases of property, equipment and software	(14,925)	(2,292)	(20,775)	(6,444)
Cash paid for interest (2)	(25,881)	(22,824)	(35,249)	(29,253)
Cash paid for income taxes	(7,687)	(12,600)	(8,148)	(12,805)
Free cash flow	$16,237	$20,444	$63,954	$63,949

(1)
Net (loss) income and therefore adjusted EBITDA and free cash flow for the three and six months ended June 30, 2016 include $3.7 million and $4.2 million, respectively, of non-operating costs such as business optimization consulting, litigation, and Transaction-related severance. For the three and six months ended June 30, 2015, net income and therefore adjusted EBITDA and free cash flow include $0.3 million and $0.6 million, respectively, of similar non-operating costs.

(2)
Cash paid for interest for the three and six months ended June 30, 2016 excludes $18.7 million of payments made to our parent related to the interest obligations on its senior unsecured PIK notes. Cash paid for interest for the three and six months ended June 30, 2015 excludes $18.7 million and $19.1 million, respectively, of payments made to our parent related to the interest obligations on its senior unsecured PIK notes.

Liquidity and Capital Resources
Credit Facility
Ancestry.com Inc. (the "Issuer") has outstanding a new credit facilities (the "New Credit Facilities"), which consists of a senior secured term loan facility (the "New Term Loan") that matures August 2022, of which $729.5 million was outstanding at June 30, 2016, and an $80.0 million senior secured revolving credit facility (the "Revolving Facility") that matures August 2020, against which no funds were drawn as of June 30, 2016. Amounts borrowed under the New Term Loan are required to be paid in equal quarterly installments of 0.25% of the original principal amount with the balance payable upon maturity. If the Issuer's 11.0% senior notes due in December 2020 (the "Notes") are outstanding 91 days prior to the Notes' maturity date (the "Springing Maturity Date"), the New Credit Facilities will mature on the Springing Maturity Date rather than August 2022. Additionally, subject to certain conditions, a mandatory repayment may be required to be made annually beginning with the fiscal year ended December 31, 2016. The mandatory repayment may be up to 50% of excess cash flow, based on our first lien leverage ratio (the "First Lien Leverage Ratio") as defined in the credit agreement and net cash proceeds of certain other transactions as calculated at the end of each fiscal year. The Parent and certain of its subsidiaries guarantee the New Credit Facilities. All obligations under the New Credit Facilities are secured by a perfected first priority lien in substantially all of our tangible and intangible assets.

The New Term Loan and Revolving Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable margin plus, at the Issuer’s option, either: (a) a base rate determined by reference to the highest of (i) the administrative agent's prime rate at such time, (ii) 0.50% in excess of the overnight federal funds rate at such time and (iii) the LIBOR rate that is in effect for a LIBOR loan with an interest period of one month plus 1.00%, provided that the base rate for the New Term Loan is not less than 2.00% per annum; or (b) a LIBOR rate, provided that the LIBOR rate for the New Term Loan is not less than 1.00% per annum. The applicable margin shall mean either: (i) in the case of initial term loans maintained as (a) base rate loan, 3.00%, or (b) LIBOR loans, 4.00%, (ii) in the case of initial revolving loans maintained as (a) base rate loans or swingline loans, 2.75% and (b) fixed rate loans, 3.75%. The applicable margin for the Revolving Facility is subject to step-ups and step-downs based on our First Lien Leverage Ratio. The Issuer is also required to pay a commitment fee of 0.50% per annum on the unutilized commitments under the Revolving Facility, which fee decreases to 0.375% if the First Lien Leverage Ratio is less than or equal to 1.70 to 1.00. As of June 30, 2016, the interest rate on the New Term Loan was equal to a LIBOR floor of 1.00% plus the applicable margin of 4.00%. The effective interest rate of the New Term Loan is approximately 5.7%.
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
The New Credit Facilities permits restricted payments, including dividends, out of available amounts, as defined in the credit agreement. The available amount formulation includes a starter amount of $75.0 million and is adjusted quarterly based on consolidated net income, as defined in the credit agreement, beginning June 30, 2015 plus other additions as listed in the credit agreement. Separately, the New Credit Facilities have a general basket for restricted payments of the greater of $50 million per annum and 20.5% of the last twelve months of EBITDA as defined by the credit agreement. The New Credit Facilities contain customary affirmative and negative covenants and events of default. The Revolving Facility contains a financial covenant prohibiting the First Lien Leverage Ratio from being greater than 4.00, which is tested quarterly when utilization of the Revolving Facility (excluding letters of credit less than or equal to $10.0 million) is greater than 30% of total commitments under the Revolving Facility. Without the written consent of the required lenders, the Issuer is not permitted to incur loans under the Revolving Facility unless it is in compliance with the Financial Covenant as of the last day of the most recently completed test period. As of June 30, 2016, we were in compliance with all covenants of the New Credit Facilities.
The Issuer, at its discretion, has also entered into interest rate cap agreements with the following terms as of June 30, 2016: (i) $200.0 million total notional amount that caps the three-month LIBOR rate at 2.00% commencing March 31, 2016 and expiring December 30, 2016, (ii) $300.0 million total notional amount that caps the three-month LIBOR rate at 2.00% commencing December 30, 2016 and expiring June 29, 2018, and (iii) $500.0 million total notional amount that caps the three-month LIBOR rate at 2.00% commencing June 29, 2018 and expiring June 30, 2019.
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
Ancestry.com Holdings LLC Senior Unsecured PIK Notes
Our parent, Holdings LLC, has outstanding $390.2 million of senior unsecured PIK Notes due October 15, 2018. Interest on the PIK Notes is payable semi-annually in arrears on April 15 and October 15 each year through maturity. The first and last interest payments on the PIK Notes are required to be payable entirely in cash. All other interest payments are required to be paid in cash, subject to cash availability and restricted payment capacity, as defined in the indenture. If interest payments are not required to be paid in cash, Holdings LLC will be entitled to pay all or a portion of the interest payment by increasing the principal amount of the PIK Notes or issuing new PIK Notes in an amount equal to the interest payment for the applicable interest period (“PIK Interest”). Cash interest on the PIK Notes accrues at the rate of 9.625% per annum; PIK Interest accrues at the rate of 10.375% per annum. Holdings LLC may redeem all or any portion of the PIK Notes at any time prior to October 15, 2016 at a price equal to 102% of the aggregate principal plus accrued interest; subsequent to October 15, 2016 but before October 15, 2017, the PIK Notes may be redeemed at a price equal to 101% of the aggregate principal plus accrued interest. The PIK Notes may be redeemed at par plus accrued interest subsequent to October 15, 2017.
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
Liquidity
Our primary sources of liquidity are our cash and cash equivalents, our cash flows from operations and amounts available under our Revolving Facility. As of June 30, 2016, we had $118.9 million in cash and cash equivalents and $80.0 million of availability on our Revolving Facility.
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

In the future, any credit ratings agency may lower a given credit rating if that rating agency judges that our business, the economic environment, or other future circumstances so warrant. A ratings downgrade could impair our ability to access the capital markets and increase the cost of obtaining capital.
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
Cash Flow Analysis
Summary cash flow information for cash and cash equivalents for the six months ended June 30, 2016 and 2015 is set forth below. We consider cash and cash equivalents in evaluating our overall cash position.

	Six Months Ended June 30,
	2016	2015	% Change
	(in thousands)
Net cash and cash equivalents provided by (used in):
Operating activities	$71,543	$81,695	(12.4)%
Investing activities	(48,240)	(32,984)	46.3
Financing activities	(32,559)	(49,118)	(33.7)
Net decrease in cash and cash equivalents	$(9,256)	$(407)	2,174.2%

Net cash provided by operating activities
For the six months ended June 30, 2016, net cash provided by operating activities was $71.5 million, a decrease of $10.2 million compared to the six months ended June 30, 2015. This change was primarily due to decreases in non-cash adjustments and net income of $24.7 million and $14.6 million, respectively, partially offset by a $29.1 million increase in the changes in operating assets and liabilities. The decrease in adjustments for non-cash items primarily consisted of an $18.3 million decrease in amortization of intangible assets due to certain intangible assets being amortized on an accelerated basis, and a $10.6 million decrease due to excess tax benefits from stock-based compensation, partially offset by a $3.5 million increase in amortization of content database costs and depreciation. The increase in the changes in operating assets and liabilities was primarily due to increases in deferred revenues and income taxes payable/receivable of $16.6 million and $5.5 million, respectively, and the timing of cash receipts and payments in the ordinary course of business. Additionally a non-recurring payment was made in the prior period of $5.8 million for accrued interest related to the shareholder litigation settled in February 2015.
Net cash used in investing activities
For the six months ended June 30, 2016, net cash used in investing activities totaled $48.2 million, an increase of $15.3 million compared to the six months ended June 30, 2015. This change was primarily due to $15.6 million of net cash paid to acquire Adpay, Inc. in June 2016 and a $14.3 million increase in the purchase of property, equipment and software primarily related to the build out of our new corporate headquarters. Additionally, in March 2015, we had issued a $10.0 million note receivable to our parent, Holdings LLC, to repurchase a portion of the PIK Notes plus accumulated interest, and investment in content databases decreased $4.7 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Net cash used in financing activities
For the six months ended June 30, 2016, net cash used in financing activities totaled $32.6 million, a decrease of $16.6 million compared to the six months ended June 30, 2015. This change was due to a $26.4 million decrease in principal payments made on our debt when compared to the prior period, due a $15.0 million excess cash flow mandatory repayment made in 2015 and to differing payment requirements under the credit facilities outstanding during the respective periods. Additionally, excess tax benefits related to stock-based compensation increased by $10.6 million. These changes were partially offset by a $20.4 million increase in return of capital payments to our parent in 2016, primarily due to an $18.4 million distribution to investors.
Contractual Obligations
The following table summarizes our principal contractual obligations as of June 30, 2016:

		Payments Due by Period
	Total	2016	2017-2018	2019-2020	Thereafter
	(in thousands)
Debt(1)	$1,029,488	$3,675	$14,700	$314,700	$696,413
Interest payments(1)(2)	368,352	35,119	138,935	136,124	58,174
Financing obligation (3)	57,362	685	10,012	10,695	35,970
Contractual royalty payments	23,645	395	4,750	6,500	12,000
Operating leases	14,277	1,827	7,792	2,996	1,662
Total contractual cash obligations(4)	$1,493,124	$41,701	$176,189	$471,015	$804,219

(1)
Amounts do not include $390.2 million of Ancestry.com Holdings LLC senior unsecured PIK Notes or related interest expense. If interest on the PIK Notes is paid in cash, annual interest payments will total approximately $37.6 million.

(2)	Amounts are based on the interest rates in effect as of June 30, 2016 on the variable portion of our debt.

(3)
Amounts represent actual cash payments to be incurred for our new corporate headquarters, which is being accounted for as a financing transaction. Lease payments will be attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense (which is considered an operating lease) representing an imputed cost to lease the underlying land of the facility.

(4)	Amounts exclude uncertain tax position liability of $22.3 million, for which timing of payments are not determinable.

Off-Balance Sheet Arrangements
We do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, as part of our ongoing business. Accordingly, our operating results, financial condition and cash flows are not subject to off-balance sheet risks.
Recently Issued Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718), as part of the Board’s simplification initiative. The new guidance simplifies several aspects of the accounting for share-based payments, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For non-public entities, this guidance is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for all entities. We are currently assessing the potential impact that this standard will have on our consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. ASC Topic 606, as amended, will be effective for public companies for interim and annual periods beginning on or after December 15, 2017. For non-public companies, this guidance is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as early as the original public entity effective date. Once effective, entities can choose to apply the standard using either a full or modified retrospective approach. We are currently assessing the potential impact that this standard will have on our consolidated financial statements.
As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we have elected to delay adoption of new or revised accounting standards applicable to public companies until such pronouncements are made applicable to private companies.
Critical Accounting Policies and Estimates
Our Condensed Consolidated Financial Statements are prepared in conformity with GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs, expenses and related disclosures. These estimates and assumptions are often based on historical experience and judgments that we believe to be reasonable under the circumstances at the time made. However, all such estimates and assumptions are inherently uncertain and unpredictable, and actual results may differ. It is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that could result in material changes to our operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis.
We consider the assumptions and estimates associated with testing goodwill for impairment, recoverability of long-lived assets, income taxes, timing for recognition of AncestryDNA revenues, determination of the fair value of stock options included in stock-based compensation expense, construction costs incurred under build-to-suit leases and the useful lives of intangible assets to be our critical accounting estimates. For further information on our significant accounting policies, see Note 1 to our 2015 Consolidated Financial Statements included in our Annual Report on Form 10-K. There have been no changes to our significant accounting policies since December 31, 2015.

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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
General
On May 4, 2015, DNA Genotek Inc. (“Genotek”) filed a complaint against Ancestry.com DNA, LLC (“AncestryDNA”) in the United States District Court for the District of Delaware (Case No. 1:15-cv-00355-SLR). Genotek later filed an amended complaint on July 24, 2015 that asserts causes of action for (1) infringement of U.S. Patent No. 8,221,381 (the “’381 Patent”), directed to a container system for releasably storing a substance; (2) breach of contract for allegedly breaching the Terms and Conditions that governed AncestryDNA’s purchase of Genotek Saliva Collection Products; (3) conversion; (4) trespass to chattel; and (5) action to quiet title. AncestryDNA filed a motion to dismiss Genotek’s willful infringement, conversion, trespass to chattel, and action to quiet title claims on August 10, 2015. The ’381 Patent has 50 total claims, two of which are independent. On January 22, 2016, before the Court ruled on AncestryDNA’s motion to dismiss, Genotek filed a second amended complaint that adds a false advertising and a false designation of origin claim. AncestryDNA renewed its motion to dismiss the willful infringement, conversion, trespass to chattel, and action to quiet title claims on February 19, 2016. On March 22, 2016, the Court dismissed Genotek’s conversion and trespass to chattel claims. Genotek seeks injunctive relief, unspecified monetary damages, an award of AncestryDNA’s profits, and an award of Genotek’s costs and attorneys’ fees incurred in connection with this action. On April 5, 2016, AncestryDNA filed an answer to Genotek’s amended complaint. On June 13, 2016, the Court issued a scheduling order. On October 20, 2015, AncestryDNA filed an Inter Partes Review Petition (IPR2016-00060) with the United States Patent and Trademark Office, challenging the validity of independent claim 1 and dependent claims 2-20, 39-41, 43-47, and 49 of the '381 Patent. Genotek filed a Patent Owner Preliminary Response on February 3, 2016. On April 8, 2016, the USPTO instituted an inter partes review of claims 2, 4, 5, 7, 8, 11, 12, 15-17, 20, 41, 44 and 49 of the '381 Patent. On June 3, 2016, AncestryDNA filed a second Inter Partes Review Petition (IPR2016-01152) with the USPTO challenging the validity of dependent claims 3, 6, 9, 10, 13, 14, 18, 19, 39, 40, 43, and 45-47 of the ’381 Patent, which had not previously been accepted into inter partes review. AncestryDNA intends to defend the litigation vigorously. While no assurances can be given as to outcomes or liability, if any, the we do not believe that this litigation will be resolved in a manner that would have a material adverse effect on our financial statements.
On July 30, 2015 Genotek filed a complaint against Spectrum DNA, Spectrum Solutions L.L.C., and Spectrum Packaging L.L.C. (collectively “Spectrum”) in the United States District Court for the District of Delaware (Case No. 1:15-cv-00661-SLR). The complaint alleges that Spectrum’s sale of the saliva collection device created by AncestryDNA constitutes infringement of one or more claims of U.S. Patent No. 8,221,381 (the “’381 Patent”), directed to a container system for releasably storing a substance. The ’381 Patent has 50 total claims, two of which are independent. On January 22, 2016, Genotek filed a first amended complaint that added causes of action for false advertising and false designation of origin. While AncestryDNA is not a party to this lawsuit, AncestryDNA has agreed to indemnify Spectrum against Genotek’s patent infringement claims. On August 24, 2015, Genotek filed a preliminary injunction motion seeking to enjoin Spectrum’s sales of saliva collection devices to parties other than AncestryDNA. On September 4, 2015, Spectrum filed a motion to dismiss for lack of personal jurisdiction. On February 4, 2016, the Court issued an order denying both motions without prejudice and authorizing Genotek to pursue jurisdictional discovery. On June 3, 2016, Spectrum filed a renewed motion to dismiss for lack of personal jurisdiction. On June 29, 2016, Genotek filed its opposition to the renewed motion to dismiss. Spectrum filed a reply brief on July 22, 2016. Spectrum has retained the same counsel representing AncestryDNA in the Genotek matter and is defending the litigation vigorously. While no assurances can be given as to outcomes or liability, if any, we do not believe that this litigation will be resolved in a manner that would have a material adverse effect on our financial statements.
On June 20, 2016, Genotek filed a complaint against Spectrum DNA and Spectrum Solutions L.L.C. (collectively “Spectrum”) in the United States District Court for the Southern District of California (Case No. 3:16-cv-01544-JLS). The complaint alleges that Spectrum’s sale of the saliva collection device created by AncestryDNA constitutes infringement of U.S. Patent No. 9,207,164 (the “’164 Patent”), directed to a container system for releasably storing a substance.  The ’164 Patent has 78 total claims, two of which are independent. On June 21, 2016, Genotek filed a preliminary injunction motion seeking to enjoin Spectrum’s sales of saliva collection devices. Spectrum’s opposition to the preliminary injunction motion was filed on July 28, 2016, and the matter is set to be heard on August 25, 2016. While AncestryDNA is not a party to this lawsuit, AncestryDNA has agreed to indemnify Spectrum against Genotek’s patent infringement claims. Spectrum has retained the same counsel representing AncestryDNA in the Genotek matter and is defending the litigation vigorously. On July 20, 2016, AncestryDNA filed an Inter Partes Review Petition with the United States Patent and Trademark Office, challenging the validity of independent claim 1 and dependent claims 2-10, 15-17, 20, 42, 50, 52, 54-60, 63, 65, 67, 69, 71, 73, 75, and 77 of the ’164 Patent. While no assurances can be given as to outcomes or liability, if any, we do not believe that this litigation will be resolved in a manner that would have a material adverse effect on our financial statements. The outcome of any of these Genotek matters cannot be predicted with any certainty.

On November 16, 2015, Ancestry.com Operations Inc. and Ancestry.com DNA, LLC (collectively “Ancestry”) filed a complaint against DNA Diagnostic Center, Inc. (“DDC”) in the United States District Court for the Southern District of Ohio for trademark infringement, unfair competition, false advertising, and breach of contract (Case No. 1:15-cv-00737-SSB-SKB). Ancestry’s claims relate to DDC’s unauthorized use of Ancestry’s registered Ancestry and AncestryDNA trademarks in its advertisements for a competing product and its use of close variations of Ancestry’s registered trademarks, which Ancestry contends has created consumer confusion. Ancestry’s claims are also based upon DDC’s breach of a prior agreement with Ancestry that it would cease the allegedly infringing conduct and false advertising. On January 19, 2016, DDC filed its Answer to Ancestry’s Complaint and filed several Counterclaims, including Counterclaims for trademark infringement, unfair competition, and for cancellation of Ancestry’s registered AncestryDNA trademark. DDC’s Counterclaims are based upon its use and registration of the mark AncestryByDNA, notwithstanding Ancestry’s prior use of the Ancestry trademark since 1983. Ancestry moved to dismiss several of DDC’s Counterclaims and that motion to dismiss is pending. On March 7, 2016, DDC also amended its Counterclaims to add a request to cancel a trademark registration Ancestry owns for “Ancestry,” which was issued in 1990. Ancestry has also filed a motion for a preliminary injunction on its claims, the preliminary injunction hearing was held on January 29, 2016 before the Magistrate Judge, and DDC has filed an opposition to the motion. On February 16, 2016, the Magistrate Judge’s recommendation granted Ancestry’s motion in part, enjoining DDC from using the trademarks “Ancestry,” “Ancestry DNA” and/or “DNA Ancestry.” On April 25, 2016, the District Judge issued an order reversing the Magistrate Judge’s recommendation and denied the motion for preliminary injunction. On May 6, 2016, Ancestry appealed the District Judge’s order to the United States Court of Appeals for the Sixth Circuit and the appeal is currently pending. While we cannot assure the ultimate outcome of this litigation, we do not believe it will be resolved in a manner that would have a material adverse effect on our business.
As part of the acquisition of Archives.com from Inflection LLC, completed in August 2012, a Marketing Agreement between Inflection LLC and Z-CORP dba OneGreatFamily.com (“OGF”) was assigned to Ancestry.com Operations Inc. In 2014 OGF expressed concerns it was owed monies and demanded an accounting, which accounting the Company offered. OGF did not accept the offer. After refusing the Company’s offer to provide an accounting under the Marketing Agreement, on or about October 10, 2014, OGF initiated a lawsuit in the Fourth Judicial District Court of the State of Utah against Ancestry.com Inc. and Ancestry.com Operations Inc. The suit is captioned Z-CORP et al. v. Ancestry.com Inc. et al. (Civil No. 140401466), alleging breach of contract, breach of implied covenant of good faith and fair dealing, conversion and intentional interference with prospective economic relations. OGF alleged damages totaling over $30 million, plus punitive damages in an unspecified amount. On or about November 13, 2014 Ancestry.com filed a motion to dismiss the complaint in its entirety for failing to state claims upon which relief may be granted. The Court heard oral arguments on the motion to dismiss on March 9, 2015. At the hearing, OGF conceded the law had changed regarding its intentional interference claim and the court dismissed that claim without prejudice by consent of both parties. On April 1, 2015, the court issued a ruling granting the motion to dismiss as to the remaining claims, with prejudice and on the merits. On May 13, 2015, OGF appealed the court’s ruling to the Utah Supreme Court, which subsequently assigned the appeal to the Utah Court of Appeals. OGF appealed only the trial court’s dismissal of OGF’s claims for breach of contract, breach of implied covenant of good faith and fair dealing, and for punitive damages. OGF submitted its initial brief on September 4, 2015, and the Company filed its responsive brief seeking to affirm the trial court on November 6, 2015. OGF filed a reply brief on January 8, 2016, which completed all briefing. Oral arguments before the Utah Court of Appeals took place on June 9, 2016. The Court has not yet ruled on the appeal, and a ruling is reasonably expected to issue in the next two to five months. While we cannot assure the ultimate outcome of this matter, we do not believe that it will be resolved in a manner that would have a material adverse effect on our business.
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
We generate a large majority of our revenues from subscriptions to our services, and we expect that we will continue to depend upon subscription revenues as the primary source of our revenues in the foreseeable future. We must continue to retain existing and to attract new subscribers both to grow our business and to replace subscribers who choose to cancel their subscriptions. We seek to do this in part by investing in product platforms, services and technologies, such as AncestryDNA, Newspapers.com, and mobile, and by expanding to new markets and by offering new services. If consumers do not perceive our services to be reliable, valuable and of high quality, if we fail to sufficiently invest in our product platform, if we fail to regularly introduce new and improved services and more content, if we introduce new services that are not favorably received by the market, if we fail to adequately address public concern regarding privacy and data security, if consumer interest in online family history services declines, or if we find that we have already engaged as subscribers substantially all of the total addressable market for family history services, we may not be able to retain existing or to attract new subscribers and our revenues could be materially adversely affected. Subscribers choose to cancel their subscriptions for many personal reasons, including a desire to reduce discretionary spending, a perception that they do not have sufficient time to use the service or otherwise do not use the service sufficiently or customer service issues are not satisfactorily resolved.
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
Our current growth rate may not be sustainable; as such, our historical growth rate is not indicative of our future performance. Additionally, a large portion of our revenue growth is being driven by our AncestryDNA service. The rapid growth of our AncestryDNA service may not continue and may even decline. As such, you should not rely on the growth of any prior year or other period as an indication of our future performance. If our business does not grow while we continue to devote substantial resources and funds to improving our existing or to developing new technologies and service offerings, to continue acquiring new and relevant content and also to expanding awareness of our brand and category through marketing, our margins in the near term may be reduced. In addition, if growth of lower margin services, such as our AncestryDNA service, continue to outpace growth of higher margin services, such as our subscription services, key financial metrics including adjusted EBITDA may slow or decline. If our growth rates were to decline or become negative, it could materially adversely affect our financial condition and results of operations.

Our business strategy and projections rely on a number of assumptions, some or all of which may be incorrect. For example, it is difficult to predict the acceptance by the market of our services. Also, we believe that consumers will be willing to pay for subscriptions to our online family history resources, notwithstanding the fact that some of our current and future competitors may provide such resources at a lower cost or free of charge. We cannot accurately predict whether our services will achieve significant acceptance by potential users in larger numbers than at present as we may have already engaged substantially all of the total addressable market for family history research. You should, therefore, not rely on our historic growth rates as an indication of future growth.
An increasing number of our users are engaging with our services utilizing mobile devices. If we are unable to provide our mobile users with the same important functionality available on our websites or are unable to adapt our mobile services to technological changes and user expectations, we may not remain competitive, and our business may decline.
An increasing number of our users are engaging with our services utilizing mobile devices. Despite our efforts to date, we have not been able to meaningfully monetize users of our mobile apps and mobile website, and we may not be able to monetize the engagement of our mobile users in the future. Our mobile web experience may not be fully optimized or may be more difficult to use than our websites. Additionally, our mobile apps do not contain the full functionality of our web experiences and may not be as compelling to users. As new devices and platforms are released and mobile technology changes, we may encounter difficulties in adapting our mobile experience or may encounter system interoperability issues. If our mobile app or mobile web experience is slow, subject to intermittent failures, difficult to use or does not contain the same important functionality available on our websites, it may not meet the user’s expectations and as a result could damage our reputation, prevent us from retaining existing or acquiring new customers and may have a material adverse effect on our business and results of operations.
Services or technologies we invest in or develop could be costly, may not be well received by the market and may not ultimately drive growth in our business.
As part of our business strategy, we have made and will continue to make significant investments in the development or acquisition of new services and technologies. There is no assurance that new services or technologies will positively contribute to our results of operations in the future. Our existing customers may not be attracted to or may react negatively to the services that we offer as a result of these investments. These services or businesses may not succeed in enticing new customers or may face regulatory obstacles. In particular, future innovations in our AncestryDNA offering, or other health services, may require us to comply with additional regulations governing the use of medical information or devices. Acquiring or launching new services and technologies may demand a disproportionate amount of management’s attention and distract them from their focus on our existing offerings. If acquisitions, new businesses, new services, or major service feature releases, are unsuccessful or cause negative reactions with our existing customers, our brand and reputation, our results of operations, financial condition and key metrics, such as net subscriber additions, may be materially adversely affected. We may not be successful in addressing these risks or any other problems encountered in connection with our investments.
The technologies that we use in our business are rapidly changing. To remain competitive, we must continue to provide relevant content, invest in robust technologies and sciences and enhance and improve the functionality and features of our services. For example, we recently made significant improvements to our core Ancestry websites. Existing subscribers that have become accustomed to the prior experience on our websites may not agree that the changes are improvements and may prefer the prior experience and as such, may cancel their subscription. However, if we fail to improve our services and technologies in step with the evolution of technology, or if competitors introduce new solutions embodying new technologies, our existing services may become obsolete. Our future success will depend on, among other things, our ability to:

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
We face competition from a number of different sources, some of which offer products or services at lower prices than we do, and our failure to compete effectively could materially adversely impact our revenues, results of operations and financial condition.
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

Our core Ancestry websites and our other services face competition from:

•
FamilySearch, and its website FamilySearch.org, a nonprofit family history organization that is part of The Church of Jesus Christ of Latter-day Saints. FamilySearch has an extensive collection of paper and microfilm records. FamilySearch has digitized a large quantity of these records and has published them online at FamilySearch.org, where it makes them available to the public for free and through thousands of family history centers located throughout the world. FamilySearch is a well-funded organization and is undertaking a large-scale digitization project to make its collection available online. While we have engaged, and continue to engage, in certain collaborative efforts with FamilySearch to digitize and make historical records available online, FamilySearch has partnered and may in the future partner with other commercial entities to broaden the distribution of its records.

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

We expect our competition to grow primarily through the emergence of new participants in our existing markets. We will also face competitors, and potentially greater competition, in new markets that we have entered or will enter into in the future, such as the competition we face in our AncestryDNA business. Our current and future competitors may include other Internet-based businesses, genetic companies or health service providers, governments, religious organizations, not-for-profit entities and other entities. The markets for high technology services, health information and genetic services evolve at a very rapid pace, and our competitors may offer content, products and services that are superior to any of our content, products and services or may release new content, products and services sooner than we can. In addition, Internet business models are constantly changing. The online family history market could move to an advertising-supported model to the detriment of our subscription-based model, or the consumer genetic testing market could move to a research-supported model. Our competitors may have greater resources, more well-established brand recognition or more sophisticated technologies, such as search algorithms or DNA or health technologies, than we do. Our competitors may more easily provide products and services in domestic and international markets or offer new categories of services before we do, or at lower prices, which may give them a competitive advantage in attracting customers. In addition to competition from outside sources, certain of our services may compete with our core Ancestry websites for subscribers.
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
Maintaining the security of our information technology and network systems infrastructure, including the cloud computing services that we use, is of critical importance because we handle confidential customer, user, employee and other sensitive data, such as names, addresses, credit card numbers and genetic and other personal information. In addition, our online systems include the content that our users upload onto our websites, such as family records and photos. This content is often personally meaningful, and our users may rely on our online system to store digital copies of such content. We may face liability and harm to our brand and reputation as a result of disclosure of data about our members that is objectionable to them or as a result of users’ private content being lost or becoming available publicly or to unauthorized third parties
    We and our vendors use commercially available encryption technology to transmit personal information when taking orders. We use security and business controls to limit access and use of personal information, including our users’ uploaded content. However, third parties may be able to circumvent these security and business measures, including by developing and deploying viruses, worms and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks. In addition, employee error, vendor error, malfeasance or other errors in the storage, use or transmission of personal information could result in data loss, theft of personally identifiable or confidential subscriber information or a breach of user or employee privacy.
There can be no assurances that we will be able to continue to operate our facilities and customer service and sales operations in accordance with industry practices, such as Payment Card Industry Data Security Standards. Even if we remain compliant with those standards, we may not be able to prevent security breaches involving customer data. If we experience a security breach or other lapse in the handling of confidential information, the incident could give rise to risks including data loss, regulatory investigations, litigation and liability, and could harm our reputation or disrupt our operations, any of which could materially adversely affect our business. In addition, various states and countries have differing laws regarding protection of customer privacy and confidential information, including notification requirements in the event of certain breaches or losses of information. Privacy laws continue to become more far-reaching, particularly in Europe, and consumer privacy has also become an area of enhanced focus in the United States. The impact of expanded laws and regulatory action is still uncertain, and we may be required to adapt quickly to changes in the regulatory landscape. Efforts to comply with these laws and regulations increase our costs of doing business, and failure to achieve compliance could result in substantial liability to our business and harm our reputation. In the event of a security breach or loss of confidential information, we could be subject to fines, penalties, damages and other remedies under applicable laws and our customers could sever their relationship with us, any of which could have a material adverse impact on our reputation, business, operating results and financial condition.
If third parties improperly obtain and use the personal information of our users or employees, we may be required to expend significant resources in efforts to address these problems. A major breach of our network security and systems, including the cloud computing services that we use, could have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced demand for our services, an unwillingness of customers to provide us with their credit card or payment information, an unwillingness of users to upload family records or photos onto our websites, an unwillingness for customers to allow us to analyze their DNA or health information, harm to our reputation and brand and loss of our ability to accept and process customer credit card orders. Similarly, a well-publicized breach of data security at any other major consumer website might harm public confidence in Internet commerce. Any of these events could have material adverse effects on our business, financial condition and results of operations. In addition, we may have inadequate insurance coverage to compensate for any related losses.

Privacy concerns could require us to incur significant expense and modify our operations or future plans in a manner that could result in restrictions and prohibitions on our use of certain information, and therefore harm our business, regardless of whether our activities violate any law or regulation.
As part of our business, we make biographical and historical data available through our websites, we use users’ personal data for internal purposes and we host websites and message boards, among other things, that contain content supplied by third parties. In addition, we collect biological information in the form of DNA samples in connection with our AncestryDNA service, as well as other health information. The foregoing data and information are also used for research purposes. For privacy or security reasons, privacy groups, governmental agencies and individuals may seek to restrict or prevent our use, sale, license or publication of certain biological or historical information pertaining to individuals, particularly living persons. Even if our use of information does not violate any law or regulation, privacy groups may seek to harm our reputation and customer relationships by questioning our use of personal data. Because all of our genetic testing of DNA samples is outsourced to third-party service providers, we have less control over privacy and security measures. If our third-party DNA testing or research providers fail to comply with privacy and security standards, as required pursuant to the terms of our agreements with such providers, this could have a material adverse effect on our business, financial condition and results of operations.
We also face additional privacy issues as we expand into other international markets, as many nations have privacy protection laws more stringent than those in the United States, particularly in Europe where privacy laws continue to become more expansive. For example, in October 2015, the Court of Justice for the European Union and the Article 29 Working Group declared the U.S. Safe Harbor Agreement under the Data Protective Directive from the European Union as invalid. The European Commission and the United States implemented an agreement on a new framework for transferring personal data from the European Union to the United States, called the "EU-US Privacy Shield;" however, uncertainty remains surrounding such transfers. The protection of consumer privacy has also increasingly become a focus of U.S. regulators, and the impact of recent and potential future enhanced privacy protections in the United States is uncertain. For example, following an inquiry received in 2015, we are having ongoing discussions with the Office of the Attorney General of the State of New York regarding AncestryDNA's privacy policies and procedures. We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Increased domestic or international regulation of data utilization and distribution practices, including self-regulation, could require us to modify our operations and incur significant expense, which could have a material adverse effect on our business, financial condition and results of operations. If our users’ private content were to become publicly available or, if third parties were able to gain unauthorized access to such content, in particular the DNA testing information, we may face liability and harm to our brand and reputation.
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
Additionally, from time to time, our customers express dissatisfaction with our service, including, among other things, dissatisfaction with our auto-renewal and other billing policies, our handling of personal data, even if such handling is compliant with all existing laws and regulations, and the way our services operate. To the extent that dissatisfaction with our service or our handling of personal data is widespread or not adequately addressed, our brand may be adversely impacted. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain customers may be adversely affected. Many individuals are passionate about family history research and participate in blogs and social media on this topic both on our websites and elsewhere. If actions we take or changes we make to our services or performance, such as redesigning our websites, are negatively received by these individuals, their blogging and contributions to social media could negatively affect our brand and reputation, which could have a material adverse effect on our revenues, results of operations and financial condition.

Our failure to attract, integrate and retain highly qualified key personnel could harm our business, and if we are unable to integrate appropriate personnel, we may not be able to successfully implement our business plan.
To execute our business plan, we must attract and retain highly-qualified personnel. Competition for these employees is intense, and we may not be successful in attracting and retaining qualified personnel, or may be unable to do so in a timely manner. We have experienced and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in high-technology industries, job candidates often consider the value of the stock-based awards they may receive in connection with their employment and may be concerned about the value and liquidity of the stock-based awards we offer. When adding staff, we may not make optimal hiring decisions or may not integrate personnel effectively. Additions to personnel may increase our cost base, which could make it more difficult to decrease expenses in the short term. If we fail to attract and effectively integrate new personnel, or fail to retain and motivate our current personnel, our business and future prospects could be materially adversely affected.
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
While we own or license most of the images in our databases, we generally do not own the underlying historical documents. If owners of content have sold or licensed the rights to digitize that content, even on a non-exclusive basis, they may elect not to sell or license such content for digitization purposes to any other person. Therefore, if one of our competitors acquires rights to digitize a set of content, even on a non-exclusive basis, we may be unable to acquire rights to digitize that content. Conversely, the owners of historical records may allow more than one party to digitize those records and our competitors may digitize and make available the same content that we offer. In some cases, acquisition of content involves competitive bidding, and we may choose not to bid or may not successfully bid to acquire content rights. In addition, a number of governmental bodies and other organizations are interested in making historical content available for free and owners of historical records may license or sell their records to such governmental bodies and organizations in addition to or instead of licensing or selling their content to us. Our inability to offer certain vital records or other valuable content as part of our family history research databases or the widespread availability of such content elsewhere at lower cost or for free could result in our subscription services becoming less valuable to consumers, which could have a material adverse impact on our number of subscribers, and therefore on our business, financial condition and results of operations.

We depend in part upon third-party licenses for some of our historical content, and a loss of these licenses, or disputes regarding any royalties or other terms under these licenses, could adversely affect our ability to retain and expand our subscriber base, and therefore could materially adversely affect our revenues, financial condition and results of operations.
We acquire a portion of our content pursuant to ongoing license agreements. Some of these agreements have finite terms, and we may not be able to renew the agreements on terms that are advantageous to us or at all. For example, we license content from The National Archives of the United Kingdom and FamilySearch under several license agreements that generally have ten-year terms, with varying automatic extension periods. The agreements are generally terminable by either party for breach by the other party or upon our insolvency or bankruptcy. Some of these agreements also contain change in control provisions that may permit the other party to terminate these licenses.
If a current or future license for a significant content collection were to be terminated or there were disputes regarding any royalties or other terms under these licenses, we may not be able to obtain a new license on terms advantageous to us or at all, and we could be required to remove the relevant content from our databases, either immediately or after some period of time. If a content provider were to license or sell us content in violation of that content provider’s agreements with other parties or if we misused any of the licensed content, we could be required to remove that content from our databases and potentially face liability. If we were required to remove a material amount of content from our databases, as a result of the termination of one or more licenses or otherwise, it could adversely affect our business and results of operations. Some of these license agreements restrict the manner in which we use the applicable content, which could limit our ability to leverage that content for new uses as we expand our business.
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
We use a single-source laboratory for our DNA testing and a single-source manufacturer for producing our DNA kits. If testing or production is delayed or curtailed by such sources, we may not be able to meet our customers’ expectations with respect to timing, quality and price for our AncestryDNA service. In addition, our AncestryDNA business has grown rapidly. If such growth were to continue, our single-source providers may not have the capacity to meet our demands. Even if we were able to locate alternative laboratories or manufacturing facilities, qualification of an alternative supplier, obtaining the appropriate technology and establishment of reliable services could result in delays and a possible loss of sales, which could materially harm our operating results. We may also be unable to locate an alternative supplier that can provide the necessary services and technology at comparable prices, which could result in an increase in the cost of our DNA services.
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
Substantially all of our communications, network and computer hardware used to operate our websites are co-located in a third-party facility in Salt Lake City, Utah. We do not own or control the operation of this facility. We also store certain data in a third-party facility in Ireland. We also use third-party off-site cloud-based backup resources, and we have disaster recovery plans in place. Our disaster recovery plan does not include fully redundant back-up computer systems. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of the foregoing events at one or more facilities could result in reduced functionality or interruption of our websites, damage to our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur. A network or communications failure or interruption of our system could also result in our customers losing access to or experiencing reduced functionality of our websites.
Problems faced by our third-party web hosting provider, with telecommunications network providers or with the systems by which these providers allocate capacity among their customers, including us, could adversely affect the experience of our subscribers. Our third-party web hosting providers, including our co-located facilities and any other service providers, could decide to stop providing services to us without adequate notice. In addition, any financial difficulties, such as bankruptcy reorganization, faced by our third-party web-hosting providers or any other service providers may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our third-party web-hosting providers are unable to keep up with our growing needs for capacity, this could have a material adverse effect on our business. Any errors, defects, disruptions or other performance problems with our services could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

We rely on third-party Internet-based “cloud” computing services to operate certain aspects of our business, and we intend to transition additional aspects of our business to cloud computing services in the future. Disruptions or delays in these services could adversely impact our operations or our ability to provide customers with access to our websites and content. Additionally, further transition of aspects of our business to cloud computing services may not be successful and could harm our business and operating results.
We currently utilize third-party Internet-based or “cloud” computing services in connection with our business operations, including with our DNA testing services, our credit card processing and our disaster recovery systems, and intend to transition additional aspects of our business to these third-party services in the future. Cloud computing services are vulnerable to the same disruptions, attacks and break-ins as our co-located systems and facilities, but we may have reduced visibility of the potential vulnerabilities of cloud computing services. Disruptions of the cloud computing services we use may result in customers losing access to or in reduced functionality of our websites. Additionally, further transition of aspects of our business to cloud computing services may be costly and will expose us to risks during the transition period similar to any other technology launch. If we are unable to successfully manage the transition to cloud computing, our business may be disrupted, which could negatively affect our financial condition and operating results.
We face many risks associated with our plans to continue to expand our international offerings and marketing and advertising efforts, which could have a material adverse effect on our business, financial condition and results of operations.
For the six months ended June 30, 2016, approximately 17.0% of revenues were from customers located outside the United States. We are subject to many of the risks of doing business internationally, including the following:

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
We offer a variety of services, many of which are complex and frequently upgraded. Our services may contain undetected errors, defects, vulnerabilities, failures or viruses, especially when first introduced or when enhancements are released. Despite testing, our services, or third-party products or services that we incorporate into our services, may contain undetected errors, defects, vulnerabilites or viruses that could, among other things:

•	require us to make extensive changes to our subscription or other services, which would increase our expenses;

•	expose us to claims for damages;

•	require us to incur additional technical support costs;

•	cause a negative user reaction that could reduce future sales;

•	generate negative publicity regarding us and our services; or

•	result in subscribers delaying their subscription purchase or electing not to renew their subscriptions.
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
The adoption, modification or interpretation of laws or regulations relating our business could adversely affect the manner in which we conduct our current business. Such laws and regulations may cover automatic subscription renewal, credit card processing procedures, sales and other procedures, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts, consumer protection, net neutrality, broadband residential Internet access and the characteristics and quality of services. In foreign countries, such as countries in Europe and Asia, such laws may be more restrictive than in the United States. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet. For example in 2015, the Court of Justice for the European Union and the Article 29 Working Group declared the U.S. Safe Harbor Agreement under the Data Protective Directive from the European Union as invalid causing uncertainty around transfers of personal data outside of the European Union. Although other legally-recognized methods to enable data transfers currently remain valid, the reasoning of the Court of Justice for the European Union striking down the safe harbor framework could be used to challenge those methods in future complaints.
Also, as we develop new services, we may become subject to additional laws and regulations. If we are required to comply with new or additional regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses, make it more difficult to renew subscriptions automatically, make it more difficult to attract new subscribers, make it more difficult to use our current service providers (data processors) or otherwise alter our business model. New laws and regulations, and the interpretation thereof, are often complex and subject to change. We may misinterpret, or not properly comply with all aspects of the regulation or may be unable to implement any changes required by any date prescribed. Any of these outcomes could have a material adverse effect on our business, financial condition or results of operations.

We may develop products or services that may be regulated by the Food and Drug Administration and other state or foreign governmental agencies. Obtaining clearance and maintaining ongoing compliance for such products and services, if applicable, could be time consuming and costly.
Our current AncestryDNA service is not regulated by the Food and Drug Administration ("FDA"). However, if we invest in health-related DNA testing or other health products or services or the FDA changes its policy with respect to products like ours, those products could be considered a medical device by the FDA or other applicable state or foreign governmental agencies, and those products and services may be subject to regulations imposed by the FDA and various state and foreign governmental and regulatory agencies. Obtaining FDA clearance in such case could take months or years, and generally requires extensive reporting and testing and require extensive financial, managerial and other resources. With respect to foreign markets, approval procedures vary among countries and, in addition to the aforementioned risks, can involve additional product testing and administrative review periods. In addition to the time and expense in attempting to secure clearance, our efforts, if necessary, may fail to result in FDA clearance or result in limited clearance for uses we believe are not commercially attractive or result in clearance that contains requirements for potentially costly post-marketing follow-up studies. Such regulation could impact, restrict or make untenable product development, production, use and marketing.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business opportunities, including developing new features and services or enhancing our existing solutions, improving our operating infrastructure or acquiring complementary businesses and technologies. Our revolving facility, which provides for $80.0 million of borrowings (the “Revolving Facility”), may not be sufficient for our needs. Accordingly, we and/or our parent entities (the "Ancestry Group") may engage in debt financing to secure additional funds; however, we may not be able to obtain additional financing on terms favorable to us, if at all. For example, our new credit facilities, which consists of a $729.5 million term loan facility and the Revolving Facility (the “New Credit Facilities”), and the indentures governing the 11% senior notes due 2020 (the “Notes”) and the senior unsecured payment-in-kind toggle notes due 2018 (the “PIK Notes”) contain restrictive covenants relating to capital-raising activities by us and our direct parent, Ancestry.com Holdings LLC (“Holdings LLC”), and other financial and operational matters. Any debt financing obtained by us or our parent entities in the Ancestry Group in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to grow our business and to respond to business challenges could be significantly impaired, and our business may be materially harmed. Please refer to Item 2, Liquidity and Capital Resources, of Part I for further information.

We face risks associated with currency exchange rate fluctuations or other changes in the global economy, which could adversely affect our revenues and operating results.
For the six months ended June 30, 2016, approximately 16% of our total revenues earned and approximately 7% of our total expenses incurred were in currencies other than the United States dollar, such as the British pound sterling, the Australian dollar, the Canadian dollar and the Euro. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the United States dollar, which could affect our revenues and results of operations. For example, on June 23, 2016, the United Kingdom held a referendum in which voters supported an exit from the European Union, commonly referred to as “Brexit.” The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against British pound sterling.
As the U.S. dollar strengthens against foreign currencies, including the British pound sterling, the translation of these foreign currency denominated transactions will result in decreased revenues, operating expenses, net income and adjusted EBITDA. We may not be able to offset adverse foreign currency impact with increased subscription pricing or volume. We attempt to limit our exposure by paying our operating expenses incurred in foreign jurisdictions with revenues received in the applicable currency, but if we do not have enough local currency to pay all our expenses in that currency, we are exposed to currency exchange rate risk with respect to those expenses. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. As a result, the strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results.
In addition, our business may be affected by changes in the economy generally, including any resulting effect on consumer spending specifically. Our services are discretionary purchases, and consumers may reduce their discretionary spending on our services during an economic downturn. As a result, our business, financial condition and results of operations may be materially adversely affected by changes in the global economy generally.
We have made significant estimates and judgments in calculating our income tax provision and other tax assets and liabilities. If these estimates or judgments are incorrect, our operating results and financial condition may be materially affected.
We are subject to regular review and audit by both U.S. federal and state and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition. In addition, the determination of our provision for income taxes and other tax assets and liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain at the present time. Although we believe our estimates and judgments are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may have a material effect on our operating results and financial condition.
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
As part of our business strategy, we have engaged and may in the future engage in acquisitions of businesses to augment our organic or internal growth. While we have engaged in acquisitions in the past, our experience with integrating and managing acquired businesses is still limited. Acquisitions involve challenges and risks in negotiation, execution, valuation and integration. These efforts may be expensive, time-consuming and distract from our ongoing operations. Moreover, we may not be able to find suitable acquisition opportunities on terms that are acceptable to us or if we do, we may be delayed or unsuccessful in completing the transaction. We could assume the economic risks of such failed or unsuccessful acquisitions. Even if successfully negotiated, closed and integrated, certain acquisitions may not advance our business strategy, may fall short of expected return-on-investment targets or may fail. In addition, we may be exposed to unknown or unanticipated costs and liabilities, including litigation, against the companies, technologies or products we acquire. Any future acquisition could involve the aforementioned or numerous other risks and we may not be successful in addressing these risks or any other problems encountered in connection with any attempted acquisitions. Our failure to address these risks or other problems could cause us to fail to realize the anticipated benefits of such acquisitions and could have a material adverse effect on our business, financial condition and results of operations.
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

•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the independent registered accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and

•
submit certain executive compensation matters to shareholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and

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
We have substantial debt, totaling approximately $1.0 billion as of June 30, 2016, consisting of approximately $729.5 million under our New Credit Facilities and $300.0 million in the aggregate principal amount for the Notes and as a result, we have significant debt service obligations. We also have the ability to borrow up to $80.0 million under the Revolving Facility. Our substantial level of debt and debt service obligations as well as our intention to pay distributions to our parent related to the PIK Notes could have important consequences including:

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
Our direct parent, Holdings LLC, has outstanding a total of $390.2 million of 9.625%/10.375% senior unsecured PIK Notes, which mature on October 15, 2018. Holdings LLC is a holding company with no material operations and limited assets other than its ownership of the membership interests of Ancestry.com LLC. While covenants in our New Credit Facilities and the indenture governing the Notes limit the amount of cash that we are able to distribute to our parent companies, to the extent cash is available, we have made and plan to continue to make payments to Holdings LLC related to the PIK Notes. Paying cash to our parent for the PIK Notes will reduce the amount of cash available to pay our debt obligations and could also compound the consequences and risks of our debt and could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under the New Credit Facilities and the Notes.

Despite current debt levels, we and/or other members of the Ancestry Group may be able to, and may, incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.
We and/or other members of the Ancestry Group may be able to, and may, incur substantial additional debt, including secured debt, in the future. Although our New Credit Facilities and the indentures governing the Notes and the PIK Notes contain restrictions on the incurrence of additional debt and the ability to make payments to related entities to fund their debt obligations, these restrictions are subject to a number of significant qualifications and exceptions, and any debt we incur in compliance with these restrictions could be substantial. If we incur additional debt on top of our current debt levels, this would exacerbate the risks related to our substantial debt levels and our ability to service such debt. Furthermore, as we increase our debt level and/or incur indebtedness that is contractually or structurally subordinated to our other indebtedness, we may be required to pay higher interest rates on additional debt, which would increase our cost of capital and could have a material adverse effect on our financial condition and results of operations.
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
In addition, our New Credit Facilities require us to comply with a financial covenant that, under certain circumstances, restricts the total net first lien leverage ratio from being greater than 4.00. These restrictions could limit our ability to obtain future financings, make needed capital expenditures, respond to and withstand future downturns in our business or the economy in general or otherwise conduct corporate activities that may be necessary or desirable. We may also be prevented from taking advantage of business opportunities that arise because of limitations imposed on us by these restrictive covenants. In addition, it may be costly or time-consuming for us to obtain any necessary waiver or amendment of these covenants, or we may not be able to obtain a waiver or amendment on any terms.
A breach of any of these covenants could result in a default under our New Credit Facilities or the Notes, as the case may be, that would allow lenders or note holders to declare our outstanding debt, together with accrued interest and other fees, immediately due and payable. If we are unable to pay those amounts because we do not have sufficient cash on hand or are unable to obtain alternative financing on acceptable terms, the lenders or note holders could initiate a bankruptcy proceeding or, in the case of our New Credit Facilities, proceed against any assets that serve as collateral to secure such debt.

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
Certain of our borrowings, primarily borrowings under our New Credit Facilities, are at variable rates of interest and expose us to interest rate risk. As such, our cash flows are sensitive to movements in interest rates. There are many economic factors outside our control that have in the past, and may in the future, impact rates of interest, including publicly announced indices that underlie the interest obligations related to a certain portion of our debt. The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. Factors that impact interest rates include domestic or international governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. If interest rates increase, our debt service obligations on the variable-rate indebtedness would increase even though the amount borrowed remained the same, and our cash flows would decrease. Such increases in interest rates could have a material adverse effect on our financial condition and results of operations.
The Notes are not secured by our assets, which means the lenders under any of our secured debt, including our New Credit Facilities, will have priority over holders of the Notes to the extent of the value of the assets securing that debt.
The Notes and the related guarantees are unsecured. This means they are effectively subordinated in right of payment to all of our and the guarantors’ existing or future secured debt, including our New Credit Facilities, to the extent of the value of the assets securing that debt. Loans under our New Credit Facilities are secured by substantially all of our and the guarantors’ assets (subject to certain exceptions). As of June 30, 2016, we had approximately $729.5 million outstanding under the New Term Loan and $80.0 million of availability under the Revolving Facility. Furthermore, the indenture governing the Notes allows us to incur additional secured debt. See Note 4 in our Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” for a further description of the terms of the New Credit Facilities.
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
Certain of our existing or future foreign subsidiaries do not guarantee the Notes, and only Ancestry.com LLC and all its direct and indirect existing and future restricted subsidiaries (except excluded subsidiaries) that guarantee any indebtedness of Ancestry.com Inc. or any guarantor, or incur indebtedness under a credit facility, in each case, subject to certain exceptions, guarantee the Notes. This means the Notes are structurally subordinated to the debt and other liabilities of these non-guarantor subsidiaries. As of June 30, 2016, our non-guarantor subsidiaries had no debt outstanding (excluding intercompany debt). Our non-guarantor subsidiaries may, in the future, incur substantial additional liabilities, including debt. Furthermore, we may, under certain circumstances described in the indenture governing the Notes, designate subsidiaries to be unrestricted subsidiaries, and any subsidiary that is designated as unrestricted will not guarantee the Notes. In the event of our non-guarantor subsidiaries’ bankruptcy, insolvency, liquidation, dissolution, reorganization or similar proceeding, the assets of those non-guarantor subsidiaries will not be available to pay obligations on the Notes until after all of the liabilities (including trade payables) of those non-guarantor subsidiaries have been paid in full.
We may not have the ability to raise the funds necessary to finance the change of control offer required by the indenture governing the Notes.
Upon the occurrence of certain change of control events, we will be required to offer to repurchase all of the Notes. A change of control would also give the holders of the Notes the right to require us to repurchase the Notes. Our New Credit Facilities provides that certain change of control events (including a change of control as defined in the indenture governing the Notes) constitute a default. Any future credit agreement or other debt agreement would likely contain similar provisions. If we experience a change of control that triggers a default under our New Credit Facilities, we could seek a waiver of that default or seek to refinance those facilities. In the event we do not obtain a waiver or complete a refinancing, the default could result in amounts outstanding under those facilities being declared immediately due and payable. In the event we experience a change of control that requires us to repurchase the Notes, we may not have sufficient financial resources to satisfy all of our obligations under our New Credit Facilities and the Notes. A failure to make a required change of control offer or to pay a change of control purchase price when due would result in a default under the indenture governing the Notes. In order to avoid the costs associated with the repurchase of the Notes and events of default and potential breaches of our New Credit Facilities, we may have to avoid certain transactions that would otherwise be beneficial to us.
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
The definition of change of control in the indenture governing the Notes includes the sale, assignment, lease, conveyance or other disposition of “substantially all” of our and our subsidiaries’ assets, taken as a whole. Although there is a limited body of case law interpreting the phrase “substantially all,” there is no precise established definition of the phrase under applicable law. Accordingly, the ability of a holder of the Notes to require us to repurchase such Notes as a result of a sale, assignment, lease, conveyance or other disposition of less than all of our and our subsidiaries’ assets, taken as a whole, to another person or group is uncertain. In addition, a recent Delaware Chancery Court decision raised questions about the enforceability of provisions that are similar to those in the indenture governing the Notes, related to the triggering of a change of control as a result of a change in the composition of a board of directors or similar governing body. Accordingly, the ability of a holder of Notes to require us to repurchase Notes as a result of a change in the composition of the members of our Operating Committee is uncertain.
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
Federal and state statutes allow courts, under specific circumstances, to void guarantees, subordinate claims under the guarantees to the guarantor’s other debt or take other action detrimental to holders of the guarantees of the Notes. Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, the guarantees made by the guarantors could be voided or subordinated to other debt if, among other things:

•	any guarantor issued the guarantee to delay, hinder or defraud present or future creditors; or

•	any guarantor received less than reasonably equivalent value or fair consideration for issuing such guarantee and, at the time it issued its guarantee, any guarantor:

•	was insolvent or rendered insolvent by reason of such incurrence;

•	was engaged in a business or transaction for which such guarantor’s remaining unencumbered assets constituted unreasonably small capital to carry on the business;

•	intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature; or

•	was a defendant in an action for money damages, or had a judgment for money damages docketed against it if, in either case, after final judgment, the judgment is unsatisfied.
Among other things, a legal challenge of a guarantee on fraudulent conveyance grounds may focus on the benefits, if any, realized by the guarantor as a result of our issuance of the Notes. The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if, at the time it incurred the debt or issued the guarantee,

•	the sum of its debts including contingent liabilties is greater than the fair value of all of its assets;

•
the present fair saleable value of its assets was less than the amount that would be required in order to pay its probable liability on its existing debts and liabilities, including contingent liabilities, as they become absolute and mature; or

•	it could not pay or is generally not paying its debts as they become due.
There is no way to predict with certainty what standards a court would apply to determine whether a guarantor was solvent at the relevant time. It is possible that a court could view the issuance of guarantees as a fraudulent conveyance. To the extent that a guarantee were to be voided as a fraudulent conveyance or were to be held unenforceable for any other reason, holders of the Notes would cease to have any claim in respect of the guarantor and would be creditors solely of ours and of the guarantors whose guarantees had not been avoided or held unenforceable. In this event, the claims of the holders of the Notes against the issuer of an invalid guarantee would be subject to the prior payment in full of all other liabilities of the guarantor thereunder. After providing for all prior claims, there may not be sufficient assets to satisfy the claims of the holders of the Notes relating to the voided guarantees. Further, the avoidance of the Notes could result in an event of default with respect to our and our subsidiaries’ other debt that could result in acceleration of that debt. Although each guarantee entered into by a guarantor will contain a provision intended to limit that guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer, this provision may not be effective to protect those guarantees from being voided under fraudulent transfer law, or may reduce that guarantor’s obligation to an amount that effectively makes its guarantee worthless. In a Florida bankruptcy case, this kind of provision was found to be unenforceable and, as a result, the subsidiary guarantees in that case were found to be fraudulent conveyances. We do not know if that case will be followed if there is litigation on this point under the indenture for the Notes. However, if it is followed, the risk that the guarantees will be found to be fraudulent conveyances will be significantly increased.
The interests of our equity holders may conflict with the interests of note holders.
Our equity holders control our policies and operations. The interests of the equity holders may not in all cases be aligned with the interests of note holders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders might conflict with the interests of note holders. In addition, our equity holders may have an interest in changing the Company's existing business strategy, or pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even when those transactions involve risks to holders of the Notes. There can be no assurance that the Company's business and financial condition would be improved through those pursuits. Furthermore, our equity holders may in the future own businesses that directly or indirectly compete with us. Our equity holders also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.
A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may impair our ability to obtain future borrowings at similar costs and reduce our access to capital.
The Notes currently have a non-investment grade rating. In the future, any ratings agency may lower a given rating, if that rating agency judges that our business, the economic environment or other future circumstances so warrant, and a ratings downgrade would likely materially adversely affect the price of the Notes. A ratings agency may also decide to suspend or withdraw its rating of the Notes entirely, which would impede their liquidity and materially adversely affect their price.

During any period in which the Notes are rated investment grade, certain covenants contained in the indenture will not be applicable; however, there is no assurance that the Notes will be rated investment grade.
The indenture governing the Notes provides that certain covenants will not apply to us during any period in which the Notes are rated investment grade from each of Standard & Poor’s and Moody’s and no default has otherwise occurred and is continuing under the indenture governing the Notes. The covenants that would be suspended include, among others, limitations on our restricted subsidiaries’ ability to pay dividends, incur indebtedness, sell certain assets and enter into certain other transactions. Any actions that we take while these covenants are not in force will be permitted even if the Notes are subsequently downgraded below investment grade and such covenants are subsequently reinstated. Investors should be aware that the Notes may never become rated investment grade and we do not expect the Notes to become investment grade. If they do become rated investment grade, the Notes may not maintain those ratings.
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
Our future success and competitive position depend in part on our ability to protect our proprietary technologies and intellectual property. We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as on the protections afforded by trademark, copyright, domain name, patent and trade secret law, to protect our proprietary brands and technologies and intellectual property. Because certain of our trademarks contain words or terms that have an arguably common usage, we may have difficulty registering them in certain jurisdictions. Although we possess intellectual property rights in some aspects of our digital content, search technology and digitization and indexing processes, our digital content is not protected by any registered copyrights or other registered intellectual property or statutory rights. Rather, our digital content is protected by user agreements that limit access to and use of our data, as well as by certain proprietary and non-proprietary technology and software. However, compliance with the use restrictions is difficult to monitor, and any technology or software that we deploy to protect our digital content may prove to be inadequate for such purpose. In addition, our proprietary rights in our digital content databases may be more difficult to enforce than other forms of intellectual property rights.
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
In addition, as a publisher of online content, we face potential liability for negligence, copyright, patent or trademark infringement or other claims based on the nature and content of data and materials that we publish or distribute. These claims could arise with respect to both institutional and user-generated content. Litigation to defend these claims could be costly and may divert the time and attention of our employees and any other liabilities we incur in connection with the claims or any injunctions sought by plaintiffs may have a material adverse effect on our business, financial condition and results of operations.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Fourth Amended and Restated LLC Agreement of Ancestry.com LLC, dated May 23, 2016.
4.1	Tenth Supplemental Indenture, dated as of June 30, 2016, among Ancestry.com Inc., Ancestry.com LLC, Adpay, Inc. and Wells Fargo Bank, NA, as trustee.
10.1
Guarantor Joinder Agreement, dated as of June 30, 2016, between Adpay, Inc. and Morgan
Stanley Senior Funding, Inc., as administrative agent, to Credit and Guaranty Agreement dated as of August 28, 2015.

10.2†	Separation and Release Agreement between William Stern and Ancestry.com Operations Inc., dated July 27, 2016.
10.3†	Form of Indemnification Agreement adopted on May 23, 2016 to be entered into with each director, the CEO, CFO and the GC on a going forward basis
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Ancestry.com LLC

Dated: July 29, 2016	By:	/s/ Timothy Sullivan
Timothy Sullivan
President and Chief Executive Officer

Dated: July 29, 2016	By:	/s/ Howard Hochhauser
Howard Hochhauser
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Fourth Amended and Restated LLC Agreement of Ancestry.com LLC, dated May 23, 2016.
4.1	Tenth Supplemental Indenture, dated as of June 30, 2016, among Ancestry.com Inc., Ancestry.com LLC, Adpay, Inc. and Wells Fargo Bank, NA, as trustee.
10.1
Guarantor Joinder Agreement, dated as of June 30, 2016, between Adpay, Inc. and Morgan
Stanley Senior Funding, Inc., as administrative agent, to Credit and Guaranty Agreement dated as of August 28, 2015.

10.2†	Separation and Release Agreement between William Stern and Ancestry.com Operations Inc., dated July 27, 2016.
10.3†	Form of Indemnification Agreement adopted on May 23, 2016 to be entered into with each director, the CEO, CFO and the GC on a going forward basis
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan.